Form 10-Q
period 2019-12-31
GRIFFON CORP
filed 2020-01-31
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock outstanding at December 31, 2019 was 46,908,654.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2019	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$64,792	$72,377
Accounts receivable, net of allowances of $8,877 and $7,881	272,572	264,450
Contract costs and recognized income not yet billed, net of progress payments of $15,458 and $13,861	96,826	105,111
Inventories	467,069	442,121
Prepaid and other current assets	44,374	40,799
Assets of discontinued operations	321	321
Total Current Assets	945,954	925,179
PROPERTY, PLANT AND EQUIPMENT, net	332,148	337,326
OPERATING LEASE RIGHT-OF-USE ASSETS	154,379	—
GOODWILL	446,590	437,067
INTANGIBLE ASSETS, net	357,743	356,639
OTHER ASSETS	18,105	15,840
ASSETS OF DISCONTINUED OPERATIONS	2,883	2,888
Total Assets	$2,257,802	$2,074,939

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,451	$10,525
Accounts payable	220,038	250,576
Accrued liabilities	126,943	124,665
Current portion of operating lease liabilities	28,292	—
Liabilities of discontinued operations	3,787	4,333
Total Current Liabilities	388,511	390,099
LONG-TERM DEBT, net	1,137,134	1,093,749
LONG-TERM OPERATING LEASE LIABILITIES	130,949	—
OTHER LIABILITIES	103,299	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	3,216	3,331
Total Liabilities	1,763,109	1,597,176
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	494,693	477,763
Total Liabilities and Shareholders’ Equity	$2,257,802	$2,074,939

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2019 and 2018
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2019	82,775	$20,694	$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—	—	10,612	—	—	—	—	10,612
Dividend	—	—	—	(3,392)	—	—	—	—	(3,392)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	80	(1,758)	—	—	(1,758)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	182	45	(45)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	609	—	—	—	—	—	609
Stock-based compensation	—	—	3,150	—	—	—	—	—	3,150
Stock-based consideration	—	—	239	—	—	—	—	—	239
Other comprehensive income, net of tax	—	—	—	—	—	—	6,841	—	6,841
Balance at December 31, 2019	82,957	$20,739	$522,970	$575,736	36,049	$(538,066)	$(59,075)	$(27,611)	$494,693

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	$—	—	—	—	—	$250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue	$548,438	$510,522
Cost of goods and services	398,517	367,476
Gross profit	149,921	143,046

Selling, general and administrative expenses	117,798	113,754

Income from operations	32,123	29,292

Other income (expense)
Interest expense	(16,211)	(16,529)
Interest income	261	198
Other, net	778	1,004
Total other expense, net	(15,172)	(15,327)

Income before taxes	16,951	13,965
Provision from income taxes	6,339	5,212

Net income	$10,612	$8,753

Basic earnings per common share	$0.26	$0.21

Basic weighted-average shares outstanding	41,173	40,750

Diluted earnings per common share	$0.24	$0.21

Diluted weighted-average shares outstanding	43,895	41,888

Dividends paid per common share	$0.0750	$0.0725

Net income	$10,612	$8,753
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,470	(5,736)
Pension and other post retirement plans	672	184
Change in cash flow hedges	(301)	102
Total other comprehensive income (loss), net of taxes	6,841	(5,450)
Comprehensive income (loss), net	$17,453	$3,303

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,612	$8,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,825	15,085
Stock-based compensation	3,150	2,933
Asset impairment charges - restructuring	4,160	—
Provision for losses on accounts receivable	35	158
Amortization of debt discounts and issuance costs	1,273	1,229
Deferred income taxes	198	(1,380)
Gain on sale of assets and investments	(186)	(91)
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	2,942	37,181
Increase in inventories	(19,480)	(33,958)
Increase in prepaid and other assets	(2,269)	(444)
Decrease in accounts payable, accrued liabilities, income taxes payable and net change to leases	(36,445)	(29,622)
Other changes, net	2,016	1,197
Net cash provided by (used in) operating activities	(18,169)	1,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(13,172)	(8,397)
Acquired businesses, net of cash acquired	(10,531)	(9,219)
Proceeds from sale of assets	184	51
Net cash used in investing activities	(23,519)	(17,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,392)	(3,143)
Purchase of shares for treasury	(1,758)	(1,348)
Proceeds from long-term debt	71,957	38,965
Payments of long-term debt	(32,045)	(4,322)
Change in short-term borrowings	—	38
Financing costs	(21)	(67)
Contingent consideration for acquired businesses	—	(1,686)
Other, net	(40)	137
Net cash provided by financing activities	34,701	28,574
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(606)	(458)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	(606)	(458)
Effect of exchange rate changes on cash and equivalents	8	402
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,585)	11,994
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,377	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$64,792	$81,752
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

Griffon currently conducts its operations through three reportable segments:

•
Consumer and Professional Products ("CPP") conducts its operations through The AMES Companies, Inc. ("AMES"). Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•
Defense Electronics ("DE") conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2019 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

The fair values of Griffon’s 2022 senior notes approximated $1,005,200 on December 31, 2019. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,445 at December 31, 2019 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2019, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,835 ($2,236 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2019, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2019, Griffon had $20,000 and $750 of Australian dollar and British pound contracts, respectively, at a weighted average rate of $1.43 and $0.76, respectively, which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $202 ($119, net of tax) at December 31, 2019 and a loss of $56 was recorded in COGS during the three months ended December 31, 2019 for all settled contracts. All contracts expire in 15 to 180 days.

At December 31, 2019, Griffon had $4,050 of Canadian dollar contracts at a weighted average rate of $1.30. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2019, fair value gains of $72 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $3 were recorded in Other income during the three months ended December 31, 2019 for all settled contracts. All contracts expire in 30 to 270 days.

NOTE 3 – REVENUE

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the CPP and HBP segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. A majority of CPP and HBP segment revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method these relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our DE segment. These contracts are typically long-term in nature, usually greater than one year and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized under the percentage-of-completion (over time) method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).

Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three ended December 31, 2019 and 2018, income from operations included net unfavorable catch-up adjustments approximating $3,000 and $2,500, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers. For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of December 31, 2019 and September 30, 2019 were approximately $9,828 and $9,790, respectively, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019. See Note 12 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.

Transaction Price Allocated to the Remaining Performance Obligations

On December 31, 2019, we had $370,200 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 74% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $96,826 as of December 31, 2019 compared to $105,111 as of September 30, 2019. The $8,285 decrease in our contract assets balance was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At December 31, 2019 and September 30, 2019, approximately $13,900 and $13,100, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of December 31, 2019, Contract costs and recognized income not yet billed included approximately $4,100 of reserves for contract risk. As of September 30, 2019, Contract costs and recognized income not yet billed included no reserves for contract risk.

Contract liabilities were $21,217 as of December 31, 2019 compared to $26,259 as of September 30, 2019. The $5,042 decrease in the contract liabilities balance was due to the recognition of revenue primarily from airborne maritime surveillance radar programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for $10,531 (GBP 8,150). This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. The purchase price was primarily allocated to goodwill of GBP 6,021, inventory of GBP 2,441, accounts receivable and other assets of GBP 1,432 and accrued liabilities of GBP 1,744.

The Company did not incur any acquisition costs during the three months ended December 31, 2019 and 2018.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2019	At September 30, 2019
Raw materials and supplies	$124,014	$121,791
Work in process	100,607	93,830
Finished goods	242,448	226,500
Total	$467,069	$442,121

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2019	At September 30, 2019
Land, building and building improvements	$143,942	$133,036
Machinery and equipment	576,230	580,698
Leasehold improvements	50,603	49,808
	770,775	763,542
Accumulated depreciation and amortization	(438,627)	(426,216)
Total	$332,148	$337,326

Depreciation and amortization expense for property, plant and equipment was $13,432 and $12,667 for the quarters ended December 31, 2019 and 2018, respectively. Depreciation included in SG&A expenses was $4,951 and $4,681 for the quarters ended December 31, 2019 and 2018, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

Except as described in Note 16, Restructuring Charges, no event or indicator of impairment occurred during the three months ended December 31, 2019 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three months ended December 31, 2019:

	At September 30, 2019	Goodwill from acquisitions	Other adjustments including currency translations	At December 31, 2019
Consumer and Professional Products	$227,269	$7,942	$1,581	$236,792
Home and Building Products	191,253	—	—	191,253
Defense Electronics	18,545	—	—	18,545
Total	$437,067	$7,942	$1,581	$446,590

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2019			At September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$184,980	$60,327	23	$183,515	$57,783
Technology and patents	19,317	7,640	13	19,167	7,329
Total amortizable intangible assets	204,297	67,967		202,682	65,112
Trademarks	221,413	—		219,069	—
Total intangible assets	$425,710	$67,967		$421,751	$65,112

Amortization expense for intangible assets was $2,393 and $2,418 for the quarters ended December 31, 2019 and 2018, respectively. Amortization expense for the remainder of 2020 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2020 - $9,593; 2021 - $9,387; 2022 - $9,387; 2023 - $9,234; 2024 - $9,208; 2025 - $9,208; thereafter $80,313.

No event or indicator of impairment occurred during the three months ended December 31, 2019 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 8 – INCOME TAXES

During the quarter ended December 31, 2019, the Company recognized a tax provision of $6,339 on income before taxes of $16,951, compared to a tax provision of $5,212 on income before taxes of $13,965 in the comparable prior year quarter. The current year quarter included restructuring charges of $6,434 ($4,148, net of tax) and net discrete tax and certain other tax provisions, net of $833, that affect comparability. The prior year quarter included net discrete tax and certain other tax provisions of $467 that affect comparability. Excluding these items, the effective tax rates for the quarters ended December 31, 2019 and 2018 were 33.3% and 34.0%, respectively.

NOTE 9 – LONG-TERM DEBT

		At December 31, 2019					At September 30, 2019
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$778	$(8,214)	$992,564	5.25%	$1,000,000	$867	$(9,175)	$991,692	5.25%
Revolver due 2025	(b)	100,117	—	(1,043)	99,074	Variable	50,000	—	(1,243)	48,757	Variable
Capital lease - real estate	(d)	3,573	—	(48)	3,525	5.00%	4,388	—	(55)	4,333	5.00%
Non US lines of credit	(e)	9,965	—	(42)	9,923	Variable	17,576	—	(45)	17,531	Variable
Non US term loans	(e)	37,422	—	(181)	37,241	Variable	36,977	—	(188)	36,789	Variable
Other long term debt	(f)	4,275	—	(17)	4,258	Variable	5,190	—	(18)	5,172	Variable
Totals		1,155,352	778	(9,545)	1,146,585		1,114,131	867	(10,724)	1,104,274
less: Current portion		(9,451)	—	—	(9,451)		(10,525)	—	—	(10,525)
Long-term debt		$1,145,901	$778	$(9,545)	$1,137,134		$1,103,606	$867	$(10,724)	$1,093,749

		Three Months Ended December 31, 2019					Three Months Ended December 31, 2018
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	$13,125	$67	$951	$14,143	5.7%	$13,125	$68	$951	$14,144
Revolver due 2025	(b)	Variable	1,382	—	232	1,614	Variable	933	—	141	1,074
ESOP Loans	(c)	n/a	—	—	—	—	5.5%	488	—	31	519
Capital lease - real estate	(d)	5.6%	61	—	6	67	5.6%	115	—	6	121
Non US lines of credit	(e)	Variable	4	—	4	8	Variable	7	—	4	11
Non US term loans	(e)	Variable	272	—	12	284	Variable	448	—	27	475
Other long term debt	(f)	Variable	160	—	—	160	Variable	182	—	3	185
Capitalized interest			(65)	—	—	(65)		—	—	—	—
Totals			$14,939	$67	$1,205	$16,211		$15,298	$68	$1,163	$16,529

(1) n/a = not applicable

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,005,200 on December 31, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance of the senior notes, Griffon capitalized $21,801 of underwriting fees and other expenses. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at December 31, 2019, $8,214 remained to be amortized.

(b)
On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025, except that if the Senior Notes are not refinanced prior to December 1, 2021, then the Credit Agreement will mature on December 1, 2021. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2019, under the Credit Agreement, there were $100,117 of outstanding borrowings; outstanding standby letters of credit were $21,129; and $228,754 was available, subject to certain loan covenants, for borrowing at that date.

(c)
In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at December 31, 2019 was $31,783.

(d)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2020, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2019, $3,525 was outstanding, net of issuance costs.

(e)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,480 as of December 31, 2019) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.06% LIBOR USD and 3.29% Bankers Acceptance Rate CDN as of December 31, 2019). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,480 as of December 31, 2019) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.87% at December 31, 2019). As of December 31, 2019, the term loan had an outstanding balance of AUD 24,625 ($17,225 as of December 31, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (2.72% and 1.92%, respectively, at December 31, 2019). At December 31, 2019, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,995 as of December 31, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.95% and 2.50% at December 31, 2019, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of December 31, 2019). As of December 31, 2019, the revolver had an outstanding balance of GBP 2,264 ($2,970 as December 31, 2019) while the term and mortgage loan balances amounted to GBP 15,398 ($20,197 as of December 31, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(f)	Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At December 31, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the first quarter of 2020, the Company paid a quarterly cash dividend of $0.075 per share. During 2019, the Company paid a quarterly cash dividend of $0.0725 per share, totaling $0.29 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its $350,000 credit facility; dividends paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On January 30, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on March 19, 2020 to shareholders of record as of the close of business on February 20, 2020.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on the date of grant and, for performance shares, the likelihood of achieving the performance criteria. Compensation expense for restricted stock granted to two senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by under a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity

Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2019, after giving effect to Amendment No. 2 to the Incentive Plan, there were 1,782,950 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2020, Griffon granted 216,523 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $4,705, or a weighted average fair value of $21.73 per share.

On January 30, 2020, Griffon granted 804,674 shares of restricted stock. This included 99,772 shares of restricted stock to seven executives, subject to certain performance conditions, with vesting period of 34 months, with a total fair value of $2,200, or weighted average fair value of $22.05 per share. Griffon also granted 44,902 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $990, or a weighted average fair value of $22.05 per share. Additionally, this also included 660,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 480,000 to 660,000. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $9,586, or a weighted average fair value of $14.52 per share.

For the quarters ended December 31, 2019 and 2018, stock based compensation expense totaled $3,150 and $2,933, respectively.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2019, Griffon did not purchase any shares of common stock under these repurchase programs. As of December 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the three months ended December 31, 2019, 79,552 shares, with a market value of $1,688, or $21.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2019, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2019	2018
Weighted average shares outstanding - basic	41,173	40,750
Incremental shares from stock based compensation	2,722	1,138
Weighted average shares outstanding - diluted	43,895	41,888

NOTE 12 – BUSINESS SEGMENTS

In fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. The prior year amounts have been recast to reflect the recent change in Griffon's reporting segment structure. Griffon now reports it operations through three reportable segments from continuing operations, as follows:

•
CPP conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
HBP conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•
DE conducts its operations through Telephonics, founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended December 31,
REVENUE	2019	2018
Consumer and Professional Products	$241,076	$216,474
Home and Building Products	241,381	223,295
Defense Electronics	65,981	70,753
Total consolidated net sales	$548,438	$510,522

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended December 31,
	2019	2018
Residential repair and remodel	$35,090	$27,158
Retail	119,620	113,365
Residential new construction	14,973	14,272
Industrial	10,623	9,758
International excluding North America	60,770	51,921
Total Consumer and Professional Products	241,076	216,474
Residential repair and remodel	121,997	113,367
Commercial construction	91,887	84,376
Residential new construction	27,497	25,552
Total Home and Building Products	241,381	223,295
U.S. Government	42,701	45,560
International	18,533	22,099
Commercial	4,747	3,094
Total Defense Electronics	$65,981	$70,753
Total Consolidated Revenue	$548,438	$510,522
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31, 2019
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Defense Electronics	Total
United States	$160,158	$226,950	$46,143	$433,251
Europe	6,605	23	5,985	12,613
Canada	17,781	11,253	2,574	31,608
Australia	54,228	—	606	54,834
All other countries	2,304	$3,155	10,673	16,132
Consolidated revenue	$241,076	$241,381	$65,981	$548,438

	For the Three Months Ended December 31, 2018
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Defense Electronics	Total
United States	$142,916	$209,827	$48,295	$401,038
Europe	7,865	17	10,311	18,193
Canada	19,365	10,981	2,629	32,975
Australia	44,039	184	609	44,832
All other countries	2,289	2,286	8,909	13,484
Consolidated revenue	$216,474	$223,295	$70,753	$510,522

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

	For the Three Months Ended December 31,
	2019	2018
Segment adjusted EBITDA:
Consumer and Professional Products	$21,926	$20,565
Home and Building Products	40,701	31,295
Defense Electronics	4,475	4,785
Segment adjusted EBITDA	67,102	56,645
Unallocated amounts, excluding depreciation	(11,942)	(11,264)
Adjusted EBITDA	55,160	45,381
Net interest expense	(15,950)	(16,331)
Depreciation and amortization	(15,825)	(15,085)
Restructuring charges	(6,434)	—
Income before taxes	$16,951	$13,965

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2019	2018
Segment:
Consumer and Professional Products	$8,231	$7,806
Home and Building Products	4,800	4,509
Defense Electronics	2,644	2,636
Total segment depreciation and amortization	15,675	14,951
Corporate	150	134
Total consolidated depreciation and amortization	$15,825	$15,085

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$3,732	$4,334
Home and Building Products	7,939	2,811
Defense Electronics	1,289	1,234
Total segment	12,960	8,379
Corporate	212	18
Total consolidated capital expenditures	$13,172	$8,397

ASSETS	At December 31, 2019	At September 30, 2019
Segment assets:
Consumer and Professional Products	$1,235,734	$1,070,510
Home and Building Products	589,478	571,216
Defense Electronics	340,788	347,575
Total segment assets	2,166,000	1,989,301
Corporate	88,598	82,429
Total continuing assets	2,254,598	2,071,730
Assets of discontinued operations	3,204	3,209
Consolidated total	$2,257,802	$2,074,939

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2019	2018
Interest cost	$1,151	$1,570
Expected return on plan assets	(2,586)	(2,583)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	1,042	222
Net periodic expense (income)	$(389)	$(787)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. During 2019, the Company developed a project plan to guide the implementation of this guidance. The Company completed this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company also implemented a lease accounting software solution to support the new reporting requirements and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated key policy elections and considerations under the standard and completed an internal policy as well as training to address the new standard requirements. The Company has elected the package of practical expedients and will not apply the recognition requirements to short-term leases. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

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

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and is effective for the Company beginning October 1, 2020. The Company does not expect this guidance to have a material impact on the Company's financial condition, results of operations or related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,673 as of October 1, 2018. The impact to beginning retained earnings primarily related to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and/or no right to payment. The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Condensed Financial Statements as of and for the year ended September 30, 2019. See Note 2 - Revenue for additional disclosures required by ASC 606.
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, and is effective for the Company in fiscal 2020. Upon adoption of this guidance as of October 1, 2019, based on our evaluation, we elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

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

NOTE 15 – DISCONTINUED OPERATIONS

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastics Products ("Plastics") and on February 6, 2018, completed the sale to Berry for $465,000, net of certain post-closing adjustments. During the second quarter of 2019, Griffon recorded an $11,000 charge ($7,646, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $465,000 Plastics divestiture and included an additional reserve for a legacy environmental matter. During the third quarter of 2019, $9,500 of this charge was paid.

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no Installation Services revenue or income for the three months ended December 31, 2019 and 2018.

In 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association (HOA) claims related to the Clopay Services Corporation discontinued operations in 2008.

The following amounts summarize the total assets and liabilities of Plastics and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2019	At September 30, 2019
Assets of discontinued operations:
Prepaid and other current assets	$321	$321
Other long-term assets	2,883	2,888
Total assets of discontinued operations	$3,204	$3,209

Liabilities of discontinued operations:
Accrued liabilities, current	$3,787	$4,333
Other long-term liabilities	3,216	3,331
Total liabilities of discontinued operations	$7,003	$7,664

At December 31, 2019, Griffon's assets and liabilities for Plastics and Installations Services and other discontinued operations primarily related to insurance claims, income tax, and product liability, and warranty and environmental reserves.

NOTE 16 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a new next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

The expected costs to implement this new business platform, over the three-year duration of the project, will include approximately $35,000 of one-time charges and approximately $40,000 in capital investments. The one-time charges are comprised of $16,000 of cash charges, which includes $12,000 personnel-related costs such as training, severance, and duplicate personnel costs and $4,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

In the quarter ended December 31, 2019, CPP incurred pre-tax restructuring and related exit costs approximating $6,434, comprised of cash charges of $2,274 and non-cash, asset-related charges of $4,160; the cash charges included $2,134 for one-time termination benefits and other personnel-related costs and $140 for facility exit costs. Non-cash charges included a $1,740 impairment charge related to a facility’s operating lease as well as $671 of leasehold improvements made to the leased facility that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations. As a result of these transactions, headcount was reduced by 28.

A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

For the Three Months ended December 31, 2019
Cost of goods and services	$2,723
Selling, general and administrative expenses	3,711
Total restructuring charges	$6,434

For the Three Months Ended December 31, 2019
Personnel related costs	$2,134
Facilities, exit costs and other	140
Non-cash facility and other	4,160
Total	$6,434

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Personnel related costs	Facilities & Exit Costs	Non-Cash Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
2020 restructuring charges	2,134	140	4,160	6,434
Cash payments	(621)	(140)	—	(761)
Non-cash charges (1)	—	—	(4,160)	(4,160)
Accrued liability at December 31, 2019	$1,513	$—	$—	$1,513
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets in connection with certain facility closures.

NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2019 and 2018, Other income (expense) includes $(376) and $502, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $389 and $787, respectively, as well as $81 and $(77), respectively, of net investment (loss) income. During the quarter ended December 31, 2019, Other income (expense) also includes a one-time contract award of $700.

NOTE 18 – WARRANTY LIABILITY

DE offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. HBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP, HBP and DE to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2019	2018
Balance, beginning of period	$7,894	$8,174
Warranties issued and changes in estimated pre-existing warranties	3,365	4,061
Actual warranty costs incurred	(3,915)	(3,194)
Balance, end of period	$7,344	$9,041

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,470	$—	$6,470	$(5,736)	$—	$(5,736)
Pension and other defined benefit plans	847	(175)	672	271	(87)	184
Cash flow hedges	(430)	129	(301)	157	(55)	102
Total other comprehensive income (loss)	$6,887	$(46)	$6,841	$(5,308)	$(142)	$(5,450)

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2019	At September 30, 2019
Foreign currency translation adjustments	$(24,814)	$(31,284)
Pension and other defined benefit plans	(34,142)	(34,814)
Change in Cash flow hedges	(119)	182
	$(59,075)	$(65,916)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2019	2018
Pension amortization	$(1,046)	$(226)
Cash flow hedges	(56)	682
Total gain (loss)	$(1,102)	$456
Tax benefit (expense)	231	(158)
Total	$(871)	$298

NOTE 20 — LEASES

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance requires a lessee to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet, with an election to exempt leases with a term of twelve months or less. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment. In connection with the Company's restructuring activities, during the quarter ended December 31, 2019, a $1,740 impairment charge was recorded related to a facility’s operating lease as well as $671 of leasehold improvements made to the leased facility that have no recoverable value. See Note 16, Restructuring Charges.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. For leases existing as of October 1, 2019, we have elected to use the remaining lease term as of the adoption date in determining the incremental borrowing rate. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less (a "Short-term" lease), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Condensed Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred. The Company has lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components (e.g., common-area maintenance). Components of operating lease costs are as follows:

For the Three Months ended December 31, 2019
Fixed	$9,552
Variable (a), (b)	1,753
Short-term (b)	1,430
Total*	$12,735
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

For the Three Months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,277
Financing cash flows from finance leases	962
Total	$13,239

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

At December 31, 2019
Operating Leases:
Right of use assets:
Operating right-of-use assets	$154,379

Lease Liabilities:
Current portion of operating lease liabilities	$28,292
Long-term operating lease liabilities	130,949
Total operating lease liabilities	$159,241

Finance Leases:
Property, plant and equipment, net(1)	$5,506

Lease Liabilities:
Notes payable and current portion of long-term debt	$3,144
Long-term debt, net	2,500
Total financing lease liabilities	$5,644

(1) Finance lease assets are recorded net of accumulated depreciation of $983.

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020(a)	$26,011	$2,874
2021	30,778	2,156
2022	26,198	572
2023	19,978	224
2024	14,248	—
2025	12,200	—
Thereafter	65,898	—
Total lease payments	195,311	5,826
Less: Imputed Interest	(36,070)	(182)
Present value of lease liabilities	$159,241	$5,644
(a) Excluding the three months ended December 31, 2019

The aggregate minimum lease payments for operating leases, as calculated prior to the adoption of ASU 2016-02, were as follows:

At September 30, 2019
2020	$35,176
2021	30,730
2022	26,119
2023	20,008
2024	14,198
Thereafter	78,105
Total	$204,336

Average lease terms and discount rates were as follows:

At December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance Leases	2.3

Weighted-average discount rate
Operating Leases	4.10%
Finance Leases	5.72%

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the “Peekskill Site”) owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon. ISCP sold the Peekskill Site in November 1982.

Subsequently, ISCP was advised by the Department of Environmental Conservation of New York State ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. In 1996, ISCP entered into a consent order with the DEC (the “Consent Order”), pursuant to which ISCP was required to perform a remedial investigation and prepare a feasibility study (the “Feasibility Study”). After completing the initial remedial investigation, ISCP conducted, over the next several years, supplemental remedial investigations, including soil vapor investigations, as required by the Consent Order.

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

In August 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List (the “NPL”).  Based on DEC’s request and on an analysis by a consultant retained by the EPA, on May 15, 2019 the EPA added the Peekskill Site to the NPL under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and is now performing a Remedial Investigation/Feasibility Study. The EPA estimates that it will select a remedy in 2022.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities over the last few years under work plans approved by the DEC and is currently implementing a Remedial Action Work Plan for the site that was approved by the DEC; remediation of the site is expected to be completed by spring 2020. The DEC has indicated it may require additional remediation off-site. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 22 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,070	$25,532	$36,190	$—	$64,792
Accounts receivable, net of allowances	—	241,261	32,533	(1,222)	272,572
Contract costs and recognized income not yet billed, net of progress payments	—	94,672	2,154	—	96,826
Inventories, net	—	391,447	75,869	(247)	467,069
Prepaid and other current assets	11,041	26,573	6,906	(146)	44,374
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	14,111	779,485	153,973	(1,615)	945,954
PROPERTY, PLANT AND EQUIPMENT, net	1,313	284,774	46,061	—	332,148
OPERATING LEASE RIGHT-OF-USE ASSETS	10,483	125,259	18,637	—	154,379
GOODWILL	—	375,734	70,856	—	446,590
INTANGIBLE ASSETS, net	92	222,536	135,115	—	357,743
INTERCOMPANY RECEIVABLE	40,433	907,715	105,239	(1,053,387)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,654,370	495,645	3,353,794	(5,503,809)	—
OTHER ASSETS	8,206	24,343	—	(14,444)	18,105
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,883	—	2,883
Total Assets	$1,729,008	$3,215,491	$3,886,558	$(6,573,255)	$2,257,802
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$2,589	$6,862	$—	$9,451
Accounts payable and accrued liabilities	48,147	299,912	—	(1,078)	346,981
Current portion of operating lease liabilities	1,823	22,389	4,080	—	28,292
Liabilities of discontinued operations	—	—	3,787	—	3,787
Total Current Liabilities	49,970	324,890	14,729	(1,078)	388,511

LONG-TERM DEBT, net	1,091,638	2,743	42,753	—	1,137,134
LONG-TERM OPERATING LEASE LIABILITIES	9,816	106,191	14,942	—	130,949
INTERCOMPANY PAYABLES	64,689	527,147	490,808	(1,082,644)	—
OTHER LIABILITIES	18,202	79,514	13,754	(8,171)	103,299
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,216	—	3,216
Total Liabilities	1,234,315	1,040,485	580,202	(1,091,893)	1,763,109
SHAREHOLDERS’ EQUITY	494,693	2,175,006	3,306,356	(5,481,362)	494,693
Total Liabilities and Shareholders’ Equity	$1,729,008	$3,215,491	$3,886,558	$(6,573,255)	$2,257,802

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,649	$25,217	$45,511	$—	$72,377
Accounts receivable, net of allowances	—	227,069	38,580	(1,199)	264,450
Contract costs and recognized income not yet billed, net of progress payments	—	104,109	1,002	—	105,111
Inventories, net	—	372,839	69,540	(258)	442,121
Prepaid and other current assets	8,238	25,754	6,951	(144)	40,799
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	9,887	754,988	161,905	(1,601)	925,179

PROPERTY, PLANT AND EQUIPMENT, net	1,184	289,282	46,860	—	337,326
GOODWILL	—	375,734	61,333	—	437,067
INTANGIBLE ASSETS, net	93	224,275	132,271	—	356,639
INTERCOMPANY RECEIVABLE	5,834	864,884	75,684	(946,402)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,628,031	581,438	3,233,038	(5,442,507)	—
OTHER ASSETS	8,182	24,635	(2,352)	(14,625)	15,840
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,888	—	2,888
Total Assets	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,075	$7,450	$—	$10,525
Accounts payable and accrued liabilities	41,796	266,411	68,390	(1,356)	375,241
Liabilities of discontinued operations	—	—	4,333	—	4,333
Total Current Liabilities	41,796	269,486	80,173	(1,356)	390,099
LONG-TERM DEBT, net	1,040,449	3,119	50,181	—	1,093,749
INTERCOMPANY PAYABLES	71,634	457,265	444,557	(973,456)	—
OTHER LIABILITIES	21,569	81,582	15,017	(8,171)	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,331	—	3,331
Total Liabilities	1,175,448	811,452	593,259	(982,983)	1,597,176
SHAREHOLDERS’ EQUITY	477,763	2,303,784	3,118,368	(5,422,152)	477,763
Total Liabilities and Shareholders’ Equity	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$441,392	$117,039	$(9,993)	$548,438
Cost of goods and services	—	327,213	81,678	(10,374)	398,517
Gross profit	—	114,179	35,361	381	149,921
Selling, general and administrative expenses	6,018	87,848	24,024	(92)	117,798

Income (loss) from operations	(6,018)	26,331	11,337	473	32,123
Other income (expense)
Interest income (expense), net	(6,324)	(9,673)	47	—	(15,950)
Other, net	(97)	(1,351)	2,699	(473)	778
Total other income (expense)	(6,421)	(11,024)	2,746	(473)	(15,172)
Income (loss) before taxes	(12,439)	15,307	14,083	—	16,951
Provision (benefit) for income taxes	(4,395)	5,727	5,007	—	6,339
Income (loss) before equity in net income of subsidiaries	(8,044)	9,580	9,076	—	10,612
Equity in net income (loss) of subsidiaries	18,656	9,196	9,580	(37,432)	—

Net Income (loss)	$10,612	$18,776	$18,656	$(37,432)	$10,612
Comprehensive income (loss)	$17,453	$18,776	$18,656	$(37,432)	$17,453

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$419,244	$98,240	$(6,962)	$510,522
Cost of goods and services	—	309,097	65,702	(7,323)	367,476
Gross profit	—	110,147	32,538	361	143,046
Selling, general and administrative expenses	5,060	84,976	23,817	(99)	113,754
Income (loss) from operations	(5,060)	25,171	8,721	460	29,292
Other income (expense)
Interest income (expense), net	(6,307)	(9,130)	(894)	—	(16,331)
Other, net	(262)	687	1,041	(462)	1,004
Total other income (expense)	(6,569)	(8,443)	147	(462)	(15,327)
Income (loss) before taxes	(11,629)	16,728	8,868	(2)	13,965
Provision (benefit) for income taxes	(3,535)	5,974	2,775	(2)	5,212
Income (loss) before equity in net income of subsidiaries	(8,094)	10,754	6,093	—	8,753
Equity in net income (loss) of subsidiaries	16,847	6,050	10,754	(33,651)	—
Net Income (loss)	$8,753	$16,804	$16,847	$(33,651)	$8,753

Comprehensive income (loss)	$3,303	$53,569	$(4,551)	$(49,018)	$3,303

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,612	$18,776	$18,656	$(37,432)	$10,612
Net cash provided by (used in) operating activities:	(42,309)	12,888	11,252	—	(18,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(212)	(12,463)	(497)	—	(13,172)
Acquired businesses, net of cash acquired	—	—	(10,531)	—	(10,531)
Proceeds from sale of assets	—	184	—	—	184
Net cash provided by (used in) investing activities	(212)	(12,279)	(11,028)	—	(23,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,758)	—	—	—	(1,758)
Proceeds from long-term debt	65,329	13	6,615	—	71,957
Payments of long-term debt	(16,179)	(40)	(15,826)	—	(32,045)
Financing costs	(21)	—	—	—	(21)
Dividends paid	(3,392)	—	—	—	(3,392)
Other, net	(37)	(3)	—	—	(40)
Net cash provided by (used in) financing activities	43,942	(30)	(9,211)	—	34,701
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used) in discontinued operations	—	—	(606)	—	(606)
Effect of exchange rate changes on cash and equivalents	—	(264)	272	—	8
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,421	315	(9,321)	—	(7,585)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,649	25,217	45,511	—	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$3,070	$25,532	$36,190	$—	$64,792

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,753	$16,804	$16,847	$(33,651)	$8,753
Net cash provided by (used in) operating activities:	(23,532)	16,272	8,301	—	1,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(18)	(6,935)	(1,444)	—	(8,397)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Proceeds from sale of assets	—	38	13	—	51
Net cash provided by (used in) investing activities	(9,237)	(6,897)	(1,431)	—	(17,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,348)	—	—	—	(1,348)
Proceeds from long-term debt	32,412	—	6,553	—	38,965
Payments of long-term debt	(569)	(855)	(2,898)	—	(4,322)
Change in short-term borrowings	—	38	—	—	38
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Financing costs	(67)	—	—	—	(67)
Dividends paid	(3,143)	—	—	—	(3,143)
Other, net	137	7,240	(7,240)	—	137
Net cash provided by (used in) financing activities	27,422	6,423	(5,271)	—	28,574
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	—	(458)	—	(458)
Effect of exchange rate changes on cash and equivalents	—	(55)	457	—	402
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,347)	15,743	1,598	—	11,994
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$10,629	$32,096	$39,027	$—	$81,752

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

As described in greater detail below, over the past three years, we have undertaken a series of transformative transactions. This year we integrated our most significant acquisitions into our wholly owned subsidiaries, The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay"), expanding the scope of both AMES and Clopay. In particular, CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools. As a result of the expanded scope of the AMES and Clopay businesses, we now report each as a separate segment. Clopay remains in the Home and Building Products segment and AMES now constitutes our new Consumer and Professional Products ("CPP") segment.

Business Highlights

In November 2019, Griffon announced the development of a new next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

The roll-out of the new business platform will occur over approximately a three-year period, with completion expected by the end of calendar 2022. When fully implemented, these actions will result in an annual cash savings of $15,000 to $20,000, and a $20,000 to $25,000 reduction in inventory, both based on operating levels at the beginning of the initiative.

The cost to implement this new business platform, over the three-year duration of the project, will include approximately $35,000 of one-time charges and approximately $40,000 in capital investments. The one-time charges are comprised of $16,000 of cash charges, which includes $12,000 personnel-related costs such as training, severance, and duplicate personnel costs and $4,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for $10,500 (GBP 8,200). This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta is expected to contribute approximately $15,000 in annualized revenue and be accretive to Griffon’s earnings in the fiscal year ending September 30, 2020.

On September 5, 2017, Griffon announced the acquisition of ClosetMaid LLC ("ClosetMaid") and the commencement of the strategic alternatives process for Clopay Plastic Products ("Plastics"), beginning the transformation of Griffon.

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

In February 2018, we closed on the sale of our Plastics business to Berry Global, Inc. ("Berry") for approximately $465,000, net of certain post-closing adjustments, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay in 1986. This transaction provided immediate liquidity and positions the Company to improve its cash flow conversion given the historically higher capital needs of Plastics' operations as compared to Griffon’s remaining businesses.

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

In June 2018, Clopay acquired CornellCookson, Inc. ("CornellCookson"), a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170,000. This transaction strengthened Clopay's strategic portfolio with a line of commercial rolling steel door products to complement Clopay's sectional door offerings in the commercial industry, and expands the Clopay network of professional dealers focused on the commercial market. CornellCookson generated over $200,000 in revenue in its first full year of operations following the acquisition.

During fiscal 2017 and 2018, Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017, and Kelkay, a manufacturer and distributor of decorative outdoor landscaping, in February 2018. These two businesses provided AMES with additional brands and a platform for growth in the UK market and access to leading garden centers, retailers, and grocers in the UK and Ireland.

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

In 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed CPP segment, which consists of AMES; Home and Building Products ("HBP"), which consists of Clopay; and Defense Electronics ("DE"), which consists of Telephonics Corporation.

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

Reportable Segments:

Griffon currently conducts its operations through three reportable segments:

•
CPP conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
HBP conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•
DE conducts its operations through Telephonics Corporation, founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

OVERVIEW

Revenue for the quarter ended December 31, 2019 was $548,438 compared to $510,522 in the prior year quarter, an increase of approximately 7%, primarily driven by increased revenue at CPP and HBP, partially offset by decreased revenue at DE. Net income was $10,612 or $0.24 per share, compared to $8,753, or $0.21 per share, in the prior year quarter. The current quarter results from operations included restructuring charges of $6,434 ($4,148, net of tax, or $0.09 per share) and discrete and certain other tax provisions, net, of $833 or $0.02 per share. The prior year quarter results included discrete and certain other tax provisions, net, of $467 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $15,593, or $0.36 per share, in the current quarter compared to $9,220, or $0.22 per share in the prior year quarter.

Griffon evaluates performance based on Net income and the related Earnings per share excluding restructuring charges, loss on debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Net income to Adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended December 31,
	2019	2018
Net Income	$10,612	$8,753

Adjusting items:
Restructuring charges	6,434	—
Tax impact of above item	(2,286)	—
Discrete and certain other tax provisions, net	833	467

Adjusted net income	$15,593	$9,220

Diluted earnings per common share	$0.24	$0.21

Adjusting items, net of tax:
Restructuring charges	0.09	—
Discrete and certain other tax provisions, net	0.02	0.01

Adjusted earnings per common share	$0.36	$0.22

Weighted-average shares outstanding (in thousands)	43,895	41,888

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF CONTINUING OPERATIONS

Three months ended December 31, 2019 and 2018

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed CPP segment, which consists of AMES; HBP, which consists of Clopay; and DE, which consists of Telephonics.

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

See table provided in Note 12 - Reportable Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2019		2018
Revenue	$241,076		$216,474
Adjusted EBITDA	$21,926	9.1%	$20,565	9.5%
Depreciation and amortization	8,231		7,806

For the quarter ended December 31, 2019, CPP revenue increased $24,602 or 11%, compared to the prior year period, driven by increased revenue from volume of 7%, and pricing and mix of 5%, partially offset by a 1% unfavorable impact due to foreign exchange.

For the quarter ended December 31, 2019, CPP Adjusted EBITDA increased 7% to $21,926 compared to $20,565 in the prior year period. The favorable variance resulted from the increased revenue noted above, partially offset by increased tariffs.

Depreciation and amortization increased $425 from the prior year period primarily due to capital expenditure investment.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for $10,500 (GBP 8,200). This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta is expected to contribute approximately $15,000 in annualized revenue and to be accretive to Griffon’s earnings in the fiscal year ending September 30, 2020.
Strategic Initiative and Restructuring Charges
In November 2019, Griffon announced the development of a new next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

The roll-out of the new business platform will occur over approximately a three-year period, with completion expected by the end of calendar 2022. When fully implemented, these actions will result in an annual cash savings of $15,000 to $20,000, and a $20,000 to $25,000 reduction in inventory, both based on operating levels at the beginning of the initiative.

The cost to implement this new business platform, over the three-year duration of the project, will include approximately $35,000 of one-time charges and approximately $40,000 in capital investments. The one-time charges are comprised of $16,000 of cash charges, which includes $12,000 personnel-related costs such as training, severance, and duplicate personnel costs and $4,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

In connection with this initiative, during the quarter ended December 31, 2019, CPP incurred pre-tax restructuring and related exit costs approximating $6,434, comprised of cash charges of $2,274 and non-cash, asset-related charges of $4,160; the cash charges included $2,134 for one-time termination benefits and other personnel-related costs and $140 for facility exit costs.

	Personnel related costs	Facilities, exit costs and other	Non-cash facility and other	Total	Capital Investments
Anticipated Charges	$12,000	$4,000	$19,000	$35,000	$40,000
Q1 FY2020 Activity	(2,134)	(140)	(4,160)	(6,434)	—
Estimate to Complete	$9,866	$3,860	$14,840	$28,566	$40,000

Home and Building Products

	For the Three Months Ended December 31,
	2019		2018
Revenue	$241,381		$223,295
Adjusted EBITDA	40,701	16.9%	31,295	14.0%
Depreciation and amortization	4,800		4,509

For the quarter ended December 31, 2019, HBP revenue increased $18,086 or 8%, compared to the prior year period, due to increased volume of 5% with an additional 3% due to favorable mix and pricing.

For the quarter ended December 31, 2019, HBP Adjusted EBITDA increased 30% to $40,701 compared to $31,295 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above including volume related benefits on absorption and improved operational efficiencies.

Depreciation and amortization increased $291 due to capital expenditure investments.

On January 31, 2019, HBP announced a $14,000 investment in facilities infrastructure and equipment at its CornellCookson location in Mountain Top, Pennsylvania.  This project includes a 90,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state of the art manufacturing equipment.  Through this expansion, the CornellCookson Mountain Top location will improve its manufacturing efficiency and shipping operations, as well as increase manufacturing capacity to support full-rate production of new and core products. The project was substantially completed by the end of calendar 2019.
Defense Electronics

	For the Three Months Ended December 31,
	2019		2018
Revenue	$65,981		$70,753
Adjusted EBITDA	4,475	6.8%	4,785	6.8%
Depreciation and amortization	2,644		2,636

For the quarter ended December 31, 2019, DE revenue decreased $4,772 or 7% compared to the prior year period, primarily due to decreased multi-mode airborne maritime surveillance systems, partially offset by increased volume of ground and airborne maritime surveillance radars.

For the quarter ended December 31, 2019, DE Adjusted EBITDA decreased $310 or 6% compared to the prior year period, driven by the reduced sales volume, partially offset by the timing of research and development and bid and proposal efforts and timing of awards.

During the three months ended December 31, 2019, DE was awarded several new contracts and received incremental funding on existing contracts approximating $46,900. Contract backlog was $370,200 at December 31, 2019, with 74% expected to be fulfilled in the next 12 months. Backlog was $389,300 at September 30, 2019. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Unallocated

For the quarter ended December 31, 2019, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaled $11,942 compared to $11,264 in the prior year quarter. The increase in the current quarter compared to the respective prior year quarter primarily relates to consulting, and compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $724 for the quarter ended December 31, 2019 compared to the comparable prior year quarter, primarily due the onset of depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended December 31, 2019 and 2018, Other income (expense) of $778 and $1,004, respectively, includes $(376) and $502, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $389 and $787, respectively, as well as $81 and $(77), respectively, of net investment (loss) income. During the quarter ended December 31, 2019, Other income (expense) also includes a one-time contract award of $700.

Provision for income taxes
During the quarter ended December 31, 2019, the Company recognized a tax provision of $6,339 on income before taxes of $16,951, compared to a tax provision of $5,212 on income before taxes of $13,965 in the comparable prior year quarter. The current year quarter included restructuring charges of $6,434 ($4,148, net of tax) and net discrete tax and certain other tax provisions, net of $833, that affect comparability. The prior year quarter included net discrete tax and certain other tax provisions of $467 that affect comparability. Excluding these items, the effective tax rates for the quarters ended December 31, 2019 and 2018 were 33.3% and 34.0%, respectively.
Stock based compensation

For the quarters ended December 31, 2019 and 2018, stock based compensation expense totaled $3,150 and $2,933, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2019, total other comprehensive income, net of taxes, of $6,841 included a gain of $6,470 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $672 benefit from pension amortization of actuarial losses; and a $301 loss on cash flow hedges.

For the quarter ended December 31, 2018, total other comprehensive loss, net of taxes, of $5,450, included a loss of $5,736 from foreign currency translation adjustments primarily due to the weakening of the Euro, British pound, Canadian and Australian Dollar currencies, all in comparison to the US Dollar, a $184 benefit from pension amortization of actuarial losses and a $102 gain on cash flow hedges.

Discontinued operations

At December 31, 2019, Griffon's assets and liabilities for Plastics and Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves, resulting in total liabilities of approximately of $7,003. See Note 15, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2019	2018
Net Cash Flows Provided by (Used In):
Operating activities	$(18,169)	$1,041
Investing activities	(23,519)	(17,565)
Financing activities	34,701	28,574

Cash used in operating activities from continuing operations for the three months ended December 31, 2019 was $18,169 compared to cash provided by continuing operations of $1,041 in the prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of a net decrease in current liabilities, due to the timing of payments, and increased inventory primarily to meet seasonal demands.

During the three months ended December 31, 2019, Griffon used $23,519 of cash in investing activities from continuing operations compared to $17,565 used in investing activities in the prior year comparable period. Payments for acquired businesses totaled $10,531 compared to $9,219 in the prior year comparable period. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,200), net of cash acquired. Payments for acquired businesses in the prior year consisted solely of a final purchase price adjustment for CornellCookson. Capital expenditures for the three months ended December 31, 2019 totaled $12,988, an increase of $4,642 from the prior year period.

During the three months ended December 31, 2019, cash provided by financing activities from continuing operations totaled $34,701 as compared to $28,574 provided in the comparable prior year period. Cash provided by financing activities from continuing operations in the current year period consisted primarily of net borrowings of long term debt, partially offset by payments of dividends. At December 31, 2019, there were $100,117 in outstanding borrowings under the Credit Agreement, compared to $57,500 in outstanding borrowings at the same date in the prior year, primarily due to amounts under the revolver drawn to refinance the third party ESOP loan.

During the three months ended December 31, 2019, the Board of Directors approved a quarterly cash dividend of $0.075 per share. On January 30, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on March 19, 2020 to shareholders of record as of the close of business on February 20, 2020.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2019, Griffon did not purchase any shares of common stock under these repurchase programs. As of December 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2019:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 8% of Griffon’s consolidated revenue and 65% of Telephonics’ revenue.

•	The Home Depot represented 17% of Griffon’s consolidated revenue, 25% of CPP's revenue and 13% of HBP’s revenue.

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

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2019	2019
Cash and equivalents	$64,792	$72,377
Notes payables and current portion of long-term debt	9,451	10,525
Long-term debt, net of current maturities	1,137,134	1,093,749
Debt discount/premium and issuance costs	8,767	9,857
Total debt	1,155,352	1,114,131
Debt, net of cash and equivalents	$1,090,560	$1,041,754

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,005,200 on December 31, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the senior notes, Griffon capitalized $21,801 of underwriting fees and other expenses All capitalized fees for the Senior Notes will amortize over the term of the notes and, at December 31, 2019, $8,214 remained to be amortized.

On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025, except that if the Senior Notes are not refinanced prior to December 1, 2021, then the Credit Agreement will mature on December 1, 2021. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2019, under the Credit Agreement, there were $100,117 of outstanding borrowings; outstanding standby letters of credit were $21,129; and $228,754 was available, subject to certain loan covenants, for borrowing at that date.

In August 2016, and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon, which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at December 31, 2019 was $31,783.

Two of Griffon's subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2020, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2019, $3,525 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,480 as of December 31, 2019) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.06% LIBOR USD and 3.29% Bankers Acceptance Rate CDN as of December 31, 2019). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,480 as of December 31, 2019) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.87% at December 31, 2019). As of December 31, 2019, the term loan had an outstanding balance of AUD 24,625 ($17,225 as of December 31, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (2.72% and 1.92%, respectively, at December 31, 2019). At December 31, 2019, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,995 as of December 31, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.95% and 2.50% at December 31, 2019, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of December 31, 2019). As of December 31, 2019, the revolver had an outstanding balance of GBP 2,264 ($2,970 as December 31, 2019) while the term and mortgage loan balances amounted to GBP 15,398 ($20,197 as of December 31, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 4.8x at December 31, 2019.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of December 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

Additionally, during the quarter ended December 31, 2019, 79,552 shares, with a market value of $1,688, or $21.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the quarter ended December 31, 2019, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2019, the Company declared and paid regular cash dividends totaling $0.29 per share. During the three months ended December 31, 2019, the Board of Directors approved and paid a quarterly cash dividend of $0.075 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 30, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on March 19, 2020 to shareholders of record as of the close of business on February 20, 2020.

During the three months ended December 31, 2019 and 2018, Griffon used cash for discontinued operations from operating activities of $606 and $458, respectively, primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2019.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2019. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Telephonics supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, the Tax Cuts Jobs Act of 2017. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2019	—		$—	—
November 1 - 30, 2019	79,552	(1)	21.22	—
December 1 - 31, 2019	—		—	—
Total	79,552		$21.22	—	$57,955

1.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

2.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2019, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Entry into a Material Definitive Agreement

On January 30, 2020, the Company and certain of its subsidiaries amended and restated its revolving credit facility to increase the size of the facility from $350 million to $400 million and extend its maturity to March 22, 2025. However, if the Company’s 5.25% Senior Notes are not repaid, refinanced or replaced prior to December 1, 2021, then the revolving credit facility will mature on December 1, 2021.

The other parties to the revolving credit facility are Bank of America, N.A., as administrative agent, and the lenders party thereto, among others. We refer to the amended and restated revolving credit facility as the “Amended Credit Agreement.”

The amendment and restatement also modifies certain other provisions of the credit facility, as described below.

The Amended Credit Agreement provides for revolving credit facility commitments (the “Facility”) in the aggregate principal amount of $400 million (increased from $350 million), and includes a letter of credit sub-facility with a limit of $100 million (increased from $50 million) and a foreign currency sub-facility of $200 million (increased from $100 million).

The Amended Credit Agreement contains a customary accordion feature that permits us to request an increase in the aggregate principal amount of the Facility by up to an additional $100 million (increased from $50 million); the consent of each participating lender is required to increase such lender’s commitment under the Facility.

Borrowings under the Facility may be repaid and re-borrowed at any time, subject to final maturity of the Facility or the occurrence of an event of default under the Amended Credit Agreement. Maturity of the Facility has been extended to March 22, 2025 (from March 22, 2021); except that if the Company’s 5.25% Senior Notes are not repaid, refinanced or replaced prior to December 1, 2021, then the revolving credit facility will mature on December 1, 2021.

Except for dispositions that, in the aggregate, do not exceed 25% (increased from 20%) of the consolidated assets of the Company and subject to certain reinvestment rights and other exceptions, we will be required to make repayments (and reduce the commitments) under the Facility upon the disposition of certain of our assets.

Interest is payable on the outstanding aggregate principal amount of the Facility at a LIBOR benchmark rate, or at a Base Rate benchmark rate, in either case plus an applicable margin, which will fluctuate based on our financial performance. Current margins are 2.00% for LIBOR loans and 1.00% for Base Rate loans.

The Facility contains the following three financial maintenance tests:

•
A consolidated leverage ratio that is calculated as a ratio of consolidated net funded debt to consolidated EBITDA. This ratio is initially set at 6:25:1.00 but will step-down over the life of the Facility.

•	A consolidated senior secured leverage ratio that is calculated as a ratio of consolidated senior secured funded debt to consolidated EBITDA. This ratio is set at 3.25:1.00.

•	A consolidated interest coverage ratio that is calculated as a ratio of consolidated EBITDA to consolidated interest expense. This ratio is set at 2.00:1.00.
Other material terms of the Facility include customary affirmative and negative covenants and events of default. Certain restrictions that we are subject to include, without limitation, restrictions on indebtedness, liens, restricted payments, investments and capital expenditures.
Under our existing guaranty and collateral agreement, borrowings under the Amended Credit Agreement are guaranteed by our material domestic subsidiaries, and are secured on a first priority basis by (i) substantially all assets (except real estate and fixtures) of the Company and its material domestic subsidiaries, and (ii) a pledge of not greater than 65% of the equity interest in each of our material, first-tier foreign subsidiaries. None of our foreign subsidiaries guarantee our obligations under the Amended Credit Agreement.
A copy of the Amended Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Credit Agreement.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Amendment No. 2 to the Griffon Corporation 2016 Equity Incentive Plan

On January 30, 2020, Griffon’s stockholders approved Amendment No. 2 to the Griffon Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) at the 2020 annual meeting of stockholders (the “Annual Meeting”), pursuant to which 1,700,000 shares were added to the Incentive Plan.

This summary description of Amendment No. 2 to the Incentive Plan is qualified in its entirety by reference to (i) the description of the Incentive Plan and Amendment No. 2 to the Incentive Plan included in Griffon’s Proxy Statement relating to its Annual Meeting filed with the Securities and Exchange Commission on December 17, 2019 (the “Proxy Statement”), and (ii) the actual Incentive Plan and Amendment No. 1 thereto, and Amendment No. 2 thereto, a copy of each of which were included as Annexes A and B to the Proxy Statement, respectively, and are incorporated herein by reference.

Amended and Restated 2016 Performance Bonus Plan

On January 29, 2020, we adopted the Amended and Restated 2016 Performance Bonus Plan (the “Amended Plan”). This plan was originally adopted, and designed, to provide performance-based cash bonus award opportunities to executives of Griffon and its subsidiaries that (i) qualified as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, and (ii) were therefore tax deductible without limitation under Section 162(m). Section 162(m) was amended by The Tax Cuts and Jobs Act of 2017 to, among other things, remove the qualified “performance-based” compensation exception to the deduction limitation in Section 162(m). Accordingly, it is no longer possible to obtain unlimited tax deductibility for annual compensation exceeding $1,000,000 paid to certain executives of public companies, whether or not the bonuses are performance-based.

The Amended Plan eliminates references to Section 162(m), and eliminates certain terms related to the qualification of bonuses as “performance-based” under Section 162(m) (prior to its amendment). We did, however, retain two important provisions of the plan that were required to qualify bonuses as “performance-based” under 162(m) (prior to its amendment):

•
the amount of any bonus paid under the Amended Plan to any of our “Named Executive Officers” (which are the Griffon officers for which information appears in our Proxy Statement) cannot be increased beyond the amount earned based on achievement of the applicable performance criteria (although such amount can be decreased); and

•
for any bonus award opportunity under the Amended Plan to a Named Executive Officer, the performance criteria, and the amounts eligible to be earned at various levels of achievement of the applicable performance criteria, must be established prospectively, meaning no later than ninety days into the applicable performance period (or, if the performance period is less than one year, no later than the end of the first 25% of the performance period).

We also revised the plan to provide that the maximum amount that can be paid to any one participant in one fiscal year, under all awards granted under the Amended Plan, is $10,000,000; this amount was $7,500,000 prior to adoption of the Amended Plan.

This description of the Amended Plan is qualified by its entirety by reference to the Amended Plan, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Nonqualified Deferred Compensation Plan

On January 29, 2020, we adopted a Nonqualified Deferred Compensation Plan (the “NDCP”) for a select group of eligible employees of Griffon Corporation, including its executive officers, that will become effective during the third quarter of fiscal 2020. Under the NDCP, each participating employee will be permitted to defer up to 8% of such employee’s “excess” compensation for any plan year. “Excess” compensation means cash compensation in excess of the Internal Revenue Code (“IRC”) limit on compensation that can be taken into account under our qualified 401(k) Plan (the limit is $285,000 for calendar year 2020), subject to a maximum of such excess compensation equal to the difference between $2,000,000 and the IRC compensation limit for that plan year. We will match 50% of the amount a participant defers into the NDCP, and so the aggregate matching contribution amount for a plan year will not exceed 4% of the participant’s excess compensation for that plan year (as may be limited as described above). Participants’ elective deferrals are fully vested at all times; matching contributions are 50% vested after two years of service and

100% vested after three years of service, subject to accelerated vesting if a participant dies or becomes disabled, or upon a change in control. This is the same vesting schedule as under our 401(k) plan. All of our current executive officers have over three years of service and therefore will be fully vested in their matching contributions from plan inception. Participants will be permitted to choose from a variety of investment options for their elective deferrals and matching contributions. It is expected these investment options will mirror or be substantially similar to those available under our 401(k) Plan. Participants can elect for distributions to commence within 30 days after (a) termination of employment, or (b) twelve or twenty-four months after termination of employment, and can elect to receive either a single lump sum cash payment or a series of substantially equal installments over a three, five or ten year period.

Submission of Matters to a Vote of Security Holders.

On January 30, 2020, Griffon held its Annual Meeting. Of the 46,908,654 shares of common stock outstanding and entitled to vote, 44,932,611 shares, or 95.8%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class III directors were elected to serve until Griffon’s 2023 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Thomas J. Brosig	42,353,943	1,134,766	1,443,902
Robert G. Harrison	39,785,776	3,702,933	1,443,902
Lacy C. Johnson	42,839,483	649,226	1,443,902
James W. Sight	42,803,321	685,388	1,443,902
Samanta Hegedus Stewart	42,808,286	680,423	1,443,902

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s Proxy Statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
26,767,018	15,446,385	877,802	1,841,406

Item No. 3: The stockholders approved, Amendment No. 2 to the 2016 Equity Incentive Plan, to authorize an increase in the number of shares available for future awards, as disclosed in Griffon's Proxy Statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
34,813,976	8,270,445	404,286	1,443,904

Item No. 4: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2020, by the votes set forth below:

For	Against	Abstain
44,568,509	337,068	27,034

Item 6	Exhibits

10.1
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of January 30, 2020, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto.

10.2*	Amended and Restated 2016 Performance Bonus Plan

10.3*
Amendment No. 2 to the 2016 Equity Incentive Plan (incorporated by reference to Annex B to Griffon’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2019 (Commission File No. 1-06620)).

10.4*	Griffon Corporation Director Compensation Program, Amended and Restated as of January 30, 2020.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: January 30, 2020