Form 10-Q
period 2020-03-31
GRIFFON CORP
filed 2020-04-29
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding at March 31, 2020 was 47,431,131.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2020	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$69,024	$72,377
Accounts receivable, net of allowances of $12,681 and $7,881	335,033	264,450
Contract costs and recognized income not yet billed, net of progress payments of $22,294 and $13,861	94,495	105,111
Inventories	462,119	442,121
Prepaid and other current assets	42,723	40,799
Assets of discontinued operations	321	321
Total Current Assets	1,003,715	925,179
PROPERTY, PLANT AND EQUIPMENT, net	335,820	337,326
OPERATING LEASE RIGHT-OF-USE ASSETS	156,258	—
GOODWILL	436,782	437,067
INTANGIBLE ASSETS, net	353,743	356,639
OTHER ASSETS	29,556	15,840
ASSETS OF DISCONTINUED OPERATIONS	2,873	2,888
Total Assets	$2,318,747	$2,074,939

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,470	$10,525
Accounts payable	228,674	250,576
Accrued liabilities	118,479	124,665
Current portion of operating lease liabilities	28,047	—
Liabilities of discontinued operations	2,450	4,333
Total Current Liabilities	387,120	390,099
LONG-TERM DEBT, net	1,216,226	1,093,749
LONG-TERM OPERATING LEASE LIABILITIES	133,498	—
OTHER LIABILITIES	102,295	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	3,154	3,331
Total Liabilities	1,842,293	1,597,176
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	476,454	477,763
Total Liabilities and Shareholders’ Equity	$2,318,747	$2,074,939

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2020 and 2019
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2019	82,775	$20,694	$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—	—	10,612	—	—	—	—	10,612
Dividend	—	—	—	(3,392)	—	—	—	—	(3,392)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	80	(1,758)	—	—	(1,758)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	182	45	(45)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	609	—	—	—	—	—	609
Stock-based compensation	—	—	3,150	—	—	—	—	—	3,150
Stock-based consideration	—	—	239	—	—	—	—	—	239
Other comprehensive income, net of tax	—	—	—	—	—	—	6,841	—	6,841
Balance at December 31, 2019	82,957	$20,739	$522,970	$575,736	36,049	$(538,066)	$(59,075)	$(27,611)	$494,693
Net income	—	—	—	895	—	—	—	—	895
Dividend	—	—	—	(3,422)	—	—	—	—	(3,422)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	261	(5,721)	—	—	(5,721)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	784	196	(196)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	435	—	—	—	—	—	435
Stock-based compensation	—	—	3,662	—	—	—	—	—	3,662
Stock-based consideration	—	—	117	—	—	—	—	—	117
Other comprehensive income, net of tax	—	—	—	—	—	—	(14,834)	—	(14,834)
Balance at March 31, 2020	83,741	$20,935	$526,988	$573,209	36,310	$(543,787)	$(73,909)	$(26,982)	$476,454

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	—	—	—	—	—	250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
Net loss	—	—	—	(1,156)	—	—	—	—	(1,156)
Dividend	—	—	—	(3,704)	—	—	—	—	(3,704)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	3	(48)	—	—	(48)
Amortization of deferred compensation	—	—	—	—	—	—	—	507	507
Common stock acquired	—	—	—	—	8	(82)	—	—	(82)
Equity awards granted, net	48	12	(12)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	601	—	—	—	—	—	601
Stock-based compensation	—	—	3,422	—	—	—	—	—	3,422
Stock-based consideration	—	—	303	—	—	—	—	—	303
Other comprehensive income, net of tax	—	—	—	—	—	—	2,880	—	2,880
Balance at March 31, 2019	82,769	$20,692	$510,585	$545,600	35,969	$(536,308)	$(36,682)	$(29,603)	$474,284
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue	$566,350	$549,633	$1,114,788	$1,060,155
Cost of goods and services	414,318	412,129	812,835	779,605
Gross profit	152,032	137,504	301,953	280,550

Selling, general and administrative expenses	126,467	111,783	244,265	225,537

Income from operations	25,565	25,721	57,688	55,013

Other income (expense)
Interest expense	(16,871)	(17,517)	(33,082)	(34,046)
Interest income	310	212	571	410
Loss from debt extinguishment, net	(6,690)	—	(6,690)	—
Other, net	615	1,268	1,393	2,272
Total other expense, net	(22,636)	(16,037)	(37,808)	(31,364)

Income before taxes from continuing operations	2,929	9,684	19,880	23,649
Provision from income taxes	2,034	3,194	8,373	8,406
Income from continuing operations	$895	$6,490	$11,507	$15,243

Discontinued operations:
Loss from operations of discontinued operations	—	(11,000)	—	(11,000)
Benefit for income taxes	—	(3,354)	—	(3,354)
Loss from discontinued operations	—	(7,646)	—	(7,646)
Net income (loss)	$895	$(1,156)	$11,507	$7,597

Income (loss) from continuing operations	$0.02	$0.16	$0.28	$0.37
Income (loss) from discontinued operations	—	(0.19)	—	(0.19)
Basic earnings per common share	$0.02	$(0.03)	$0.28	$0.19

Basic weighted-average shares outstanding	41,565	40,949	41,369	40,849

Income from continuing operations	$0.02	$0.15	$0.26	$0.36
Income (loss) from discontinued operations	—	(0.18)	—	(0.18)
Diluted earnings per common share	$0.02	$(0.03)	$0.26	$0.18

Diluted weighted-average shares outstanding	43,734	42,832	43,826	42,376

Dividends paid per common share	$0.0750	$0.0725	$0.1500	$0.1450

Net income (loss)	$895	$(1,156)	$11,507	$7,597
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(16,471)	2,885	(10,001)	(2,851)
Pension and other post retirement plans	669	184	1,341	368
Change in cash flow hedges	968	(189)	667	(87)
Total other comprehensive income (loss), net of taxes	(14,834)	2,880	(7,993)	(2,570)
Comprehensive income (loss), net	$(13,939)	$1,724	$3,514	$5,027

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,507	$7,597
Net loss from discontinued operations	—	7,646
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31,544	30,577
Stock-based compensation	8,302	7,500
Asset impairment charges - restructuring	4,388	—
Provision for losses on accounts receivable	596	316
Amortization of debt discounts and issuance costs	2,267	2,841
Loss from debt extinguishment, net	6,690	—
Deferred income taxes	408	(865)
Gain on sale of assets and investments	(274)	(137)
Non-cash lease expense	18,739	—
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(61,815)	(47,669)
Increase in inventories	(20,958)	(37,852)
(Increase) decrease in prepaid and other assets	(6,005)	2,323
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(56,792)	(28,945)
Other changes, net	560	1,662
Net cash used in operating activities	(60,843)	(55,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(22,519)	(17,418)
Acquired businesses, net of cash acquired	(10,531)	(9,219)
Insurance payments	—	(10,604)
Proceeds from sale of assets	290	62
Investment purchase	—	(149)
Net cash used in investing activities	(32,760)	(37,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,349)	(6,847)
Purchase of shares for treasury	(7,479)	(1,478)
Proceeds from long-term debt	1,061,343	143,101
Payments of long-term debt	(939,071)	(48,169)
Financing costs	(13,176)	(945)
Contingent consideration for acquired businesses	—	(1,686)
Other, net	83	83
Net cash provided by financing activities	94,351	84,059

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,994)	(3,438)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	(1,994)	(3,438)
Effect of exchange rate changes on cash and equivalents	(2,107)	(66)
NET DECREASE IN CASH AND EQUIVALENTS	(3,353)	(11,779)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,377	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$69,024	$57,979

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which in turn is likely to impact our business and consolidated results of operations and financial condition in the future. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 outbreak, we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s CPP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

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

The fair values of Griffon’s 2022 and 2028 senior notes approximated $139,500 and $799,000, respectively, on March 31, 2020. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,382 at March 31, 2020 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2020, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,605 ($2,236 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2020, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At March 31, 2020, Griffon had $8,000 of Australian dollar contracts at a weighted average rate of $1.63 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $849 ($552, net of tax) at March 31, 2020 and gains of $1,050 and $994 were recorded in COGS during the three and six months ended March 31, 2020, respectively, for all settled contracts. All contracts expire in 30 to 90 days.

At March 31, 2020, Griffon had $3,300 and $4,350 of Canadian and British Pound dollar contracts, respectively, at a weighted average rate of $1.41 and $0.81 respectively. The contracts, which protect Canadian and United Kingdom operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2020, fair value gains of $ $271 and $199 were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $84 and $87 were recorded in Other income during the three and six months ended March 31, 2020, respectively, for all settled contracts. All contracts expire in 30 to 180 days.

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the CPP and HBP segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. A majority of CPP and HBP segment revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method; these relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our DE segment. These contracts are typically long-term in nature, usually greater than one year and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized under the percentage-of-completion (over time) method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).

Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and six months ended March 31, 2020, income from operations included net unfavorable catch up adjustments approximating $2,224 and $5,243, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers. For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). The provision had an immaterial impact on Griffon's Consolidated Financial Statements. The estimated remaining costs to complete loss contracts as of March 31, 2020 and September 30, 2019 were approximately $8,560 and $9,790, respectively.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019. See Note 12 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Transaction Price Allocated to the Remaining Performance Obligations

On March 31, 2020, we had $331,740 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 73% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $94,495 as of March 31, 2020 compared to $105,111 as of September 30, 2019. The $10,616 decrease in our contract assets balance was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At March 31, 2020 and September 30, 2019, approximately $12,612 and $13,100, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of March 31, 2020, Contract costs and recognized income not yet billed included approximately $1,570 of reserves for contract risk. As of September 30, 2019, Contract costs and recognized income not yet billed included no reserves for contract risk.

Contract liabilities were $21,292 as of March 31, 2020 compared to $26,259 as of September 30, 2019. The $4,967 decrease in the contract liabilities balance was due to the recognition of revenue primarily from surveillance and airborne maritime surveillance radar programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. The purchase price was primarily allocated to goodwill of GBP 2,418, acquired intangible assets of GBP 3,454, inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 2,734.

During both the three and six months ended March 31, 2020, the Company incurred acquisition costs of $2,960. The Company did not incur acquisition costs in the three and six months ended March 31, 2019.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2020	At September 30, 2019
Raw materials and supplies	$122,576	$121,791
Work in process	99,730	93,830
Finished goods	239,813	226,500
Total	$462,119	$442,121

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2020	At September 30, 2019
Land, building and building improvements	$156,393	$133,036
Machinery and equipment	577,573	580,698
Leasehold improvements	51,012	49,808
	784,978	763,542
Accumulated depreciation and amortization	(449,158)	(426,216)
Total	$335,820	$337,326

Depreciation and amortization expense for property, plant and equipment was $13,316 and $12,980 for the quarters ended March 31, 2020 and 2019, respectively, and $26,748 and $25,647 for the six months ended March 31, 2020 and 2019, respectively. Depreciation included in SG&A expenses was $4,910 and $4,761 for the quarters ended March 31, 2020 and 2019, respectively, and $9,861 and $9,442 for the six months ended March 31, 2020 and 2019, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

Except as described in Note 16, Restructuring Charges, no event or indicator of impairment occurred during the six months ended March 31, 2020 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2020:

	At September 30, 2019	Goodwill from acquisitions	Other adjustments including currency translations	At March 31, 2020
Consumer and Professional Products	$227,269	$3,125	$(3,410)	$226,984
Home and Building Products	191,253	—	—	191,253
Defense Electronics	18,545	—	—	18,545
Total	$437,067	$3,125	$(3,410)	$436,782

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2020			At September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$182,035	$60,935	23	$183,515	$57,783
Technology and patents	19,076	7,715	13	19,167	7,329
Total amortizable intangible assets	201,111	68,650		202,682	65,112
Trademarks	221,282	—		219,069	—
Total intangible assets	$422,393	$68,650		$421,751	$65,112

Amortization expense for intangible assets was $2,403 and $2,512 for the quarters ended March 31, 2020 and 2019, respectively, and $4,796 and $4,930 for the six months ended March 31, 2020 and 2019. Amortization expense for the remainder of 2020 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2020 - $4,797; 2021 - $9,387; 2022 - $9,387; 2023 - $9,234; 2024 - $9,208; 2025 - $9,208; thereafter $81,240.

Griffon performs its annual goodwill impairment testing in the fourth quarter of each year. The 2019 impairment testing resulted in all three reporting units having fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and completed an interim impairment test. The company determined that there is no impairment to either its goodwill or indefinite-lived intangible assets at March 31, 2020.

NOTE 8 – INCOME TAXES

During the quarter ended March 31, 2020, the Company recognized a tax provision of $2,034 on income before taxes from continuing operations of $2,929, compared to a tax provision of $3,194 on income before taxes from continuing operations of $9,684 in the comparable prior year quarter. The current year quarter included restructuring charges of $3,104 ($3,005, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and net discrete tax and certain other tax benefits, net of $1,413, that affect comparability. The prior year quarter included net discrete tax and certain other tax benefits of $97 that affect comparability. Excluding these items, the effective tax rates for the quarters ended March 31, 2020 and 2019 were 35.9% and 34.0%, respectively.
During the six months ended March 31, 2020, the Company recognized a tax provision of $8,373 on Income before taxes from continuing operations of $19,880, compared to a tax provision of $8,406 on Income before taxes from continuing operations of $23,649 in the comparable prior year period. The six month period ended March 31, 2020 included restructuring charges of $9,538 ($7,153, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ( $5,245, net of tax) and net discrete tax benefits of $580. The six month period ended March 31, 2019 included net discrete tax provisions of $370. Excluding these items, the effective tax rates for the six months ended March 31, 2020 and 2019 were 34.4% and 34.0%, respectively.

In response to the COVID-19 outbreak, legislation concerning taxes was passed in March 2020. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.

NOTE 9 – LONG-TERM DEBT

		At March 31, 2020					At September 30, 2019
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$850,000	$—	(12,854)	$837,146	5.75%	$—	$—	$—	$—	—%
Senior notes due 2022	(a)	150,000	104	(1,098)	149,006	5.25%	1,000,000	867	(9,175)	991,692	5.25%
Revolver due 2025	(b)	183,548	—	(2,678)	180,870	Variable	50,000	—	(1,243)	48,757	Variable
Capital lease - real estate	(d)	12,406	—	(42)	12,364	5.00%	4,388	—	(55)	4,333	5.00%
Non US lines of credit	(e)	9,532	—	(97)	9,435	Variable	17,576	—	(45)	17,531	Variable
Non US term loans	(e)	33,462	—	(122)	33,340	Variable	36,977	—	(188)	36,789	Variable
Other long term debt	(f)	3,552	—	(17)	3,535	Variable	5,190	—	(18)	5,172	Variable
Totals		1,242,500	104	(16,908)	1,225,696		1,114,131	867	(10,724)	1,104,274
less: Current portion		(9,470)	—	—	(9,470)		(10,525)	—	—	(10,525)
Long-term debt		$1,233,030	$104	$(16,908)	$1,216,226		$1,103,606	$867	$(10,724)	$1,093,749

		Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$5,566	$—	$135	$5,701	n/a	$—	$—	$—	$—
Senior notes due 2022	(a)	5.7%	8,040	45	628	8,713	5.7%	13,125	66	951	14,142
Revolver due 2025	(b)	Variable	1,819	—	165	1,984	Variable	1,631	—	400	2,031
ESOP Loans	(c)	n/a	—	—	—	—	7.2%	449	—	155	604
Capital lease - real estate	(d)	6.1%	52	—	7	59	5.6%	101	—	6	107
Non US lines of credit	(e)	Variable	3	—	8	11	Variable	4	—	4	8
Non US term loans	(e)	Variable	292	—	7	299	Variable	449	—	26	475
Other long term debt	(f)	Variable	132	—	—	132	Variable	147	—	3	150
Capitalized interest			(28)	—	—	(28)		—	—	—	—
Totals			$15,876	$45	$950	$16,871		$15,906	$66	$1,545	$17,517

(1) n/a = not applicable

		Six Months Ended March 31, 2020					Six Months Ended March 31, 2019
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$5,566	$—	$135	$5,701	—%	$—	$—	$—	$—
Senior notes due 2022	(a)	5.6%	21,165	112	1,579	22,856	5.7%	26,250	134	1,902	28,286
Revolver due 2021	(b)	Variable	3,201	—	397	3,598	Variable	2,564	—	541	3,105
ESOP Loans	(c)	n/a	—	—	—	—	6.6%	937	—	186	1,123
Capital lease - real estate	(d)	6.0%	113	—	13	126	5.5%	216	—	12	228
Non US lines of credit	(e)	Variable	7	—	12	19	Variable	11	—	8	19
Non US term loans	(e)	Variable	564	—	19	583	Variable	897	—	53	950
Other long term debt	(f)	Variable	292	—	—	292	Variable	329	—	6	335
Capitalized interest			(93)	—	—	(93)		—	—	—	—
Totals			$30,815	$112	$2,155	$33,082		$31,204	$134	$2,708	$34,046

(a)
On February 19, 2020, in an unregistered offering through a private placement under Rule 144A and Regulation S, Griffon issued, at par, $850,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem 85% of the $1,000,000 of 5.25% Senior Notes due 2022 (the “2022 Senior Notes" and, collectively with the 2028 Senior Notes, the "Senior Notes"). Following the sale and issuance of the 2028 Notes transaction, $150,000 aggregate principal amount of the 2022 Notes remained outstanding. As of March 31, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020, Griffon exchanged substantially all of the 2028 Senior Notes for substantially identical 2028 Senior Notes registered under the Securities Act of 1933 (the "Securities Act") via an exchange offer. The remaining 2022 Senior Notes outstanding are registered under the Securities Act, having been issued pursuant to similar prior exchange offers. The fair value of the 2022 and 2028 Senior Notes approximated $139,500 and $799,000, respectively, on March 31, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $12,989 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes. Furthermore, 85% of the obligations associated with the 2022 Senior Notes were discharged leaving remaining fees of $1,145. At March 31, 2020, a combined total amount of $13,952 remained to be amortized. Remaining capitalized fees for the 2022 Senior Notes and all capitalized fees for the 2028 Senior Notes will amortize over the term of each respective note. Additionally, Griffon recognized a $6,690 loss on the early extinguishment of debt on 85% of the 5.25% $1,000,000 senior notes due 2022, comprised primarily of the write-off of $5,873 of remaining deferred financing fees, $607 of tender offer net premium expense and $210 of redemption interest expense.

(b)
On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025, except that if the 2022 Senior Notes are not repaid, refinanced or replaced prior to December 1, 2021, then the Credit Agreement will mature on December 1, 2021. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2020, there were $183,548 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $21,390; and $195,062 was available, subject to certain loan covenants, for borrowing at that date.

(c)
In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2020 was $31,148.

(d)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 2.9%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains one five-year renewal option. At March 31, 2020, $12,364 was outstanding, net of issuance costs.

(e)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($10,628 as of March 31, 2020) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.29% LIBOR USD and 2.30% Bankers Acceptance Rate CDN as of March 31, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($10,628 as of March 31, 2020) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.39% at March 31, 2020). As of March 31, 2020, the term loan had an outstanding balance of AUD 23,375 ($14,378 as of March 31, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.25%, respectively, per annum (2.20% and 1.65%, respectively, at March 31, 2020). At March 31, 2020, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,151 as of March 31, 2020). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.49% and 2.04% at March 31, 2020, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.60% as of March 31, 2020). As of March 31, 2020, the revolver had an outstanding balance of GBP 2,728 ($3,381 as of March 31, 2020) while the term and mortgage loan balances amounted to GBP 15,398 ($19,084 as of March 31, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(f)	Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At March 31, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the second quarter of 2020, the Company paid a quarterly cash dividend of $0.075 per share in each quarter, totaling $0.15 per share for the six months ended March 31, 2020. During 2019, the Company paid a quarterly cash dividend of $0.0725 per share, totaling $0.29 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its credit facility; dividends paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on June 18, 2020 to shareholders of record as of the close of business on May 21, 2020.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on the date of grant and, for performance shares, the likelihood of achieving the performance criteria. Compensation expense for restricted stock granted to two senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2020, there were 1,057,505 shares available for grant.

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

During the second quarter of 2020, Griffon granted 804,674 shares of restricted stock. This included 99,772 shares of restricted stock to seven executives, subject to certain performance conditions, with vesting period of 34 months, with a total fair value of $2,200, or weighted average fair value of $22.05 per share. Griffon also granted 44,902 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $990, or a weighted average fair value of $22.05 per share. This also included 660,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 480,000 to 660,000. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $9,534, or a weighted average fair value of $14.45 per share.
The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Restricted stock	$3,662	$3,422	$6,812	$6,355
ESOP	658	492	1,490	1,145
Total stock based compensation	$4,320	$3,914	$8,302	$7,500

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and six months ended March 31, 2020, Griffon did not purchase any shares of common stock under these repurchase programs. As of March 31, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter and six months ended March 31, 2020, 261,223 shares, with a market value of $5,721, or $21.90 per share, and 340,775 shares, with a market value of $7,409, or $21.74 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Common shares outstanding	47,431	46,800	47,431	46,800
Unallocated ESOP shares	(2,159)	(2,409)	(2,159)	(2,409)
Non-vested restricted stock	(3,562)	(3,427)	(3,562)	(3,427)
Impact on weighted average shares	(145)	(15)	(341)	(115)
Weighted average shares outstanding - basic	41,565	40,949	41,369	40,849
Incremental shares from stock based compensation	2,169	1,883	2,457	1,527
Weighted average shares outstanding - diluted	43,734	42,832	43,826	42,376

NOTE 12 – BUSINESS SEGMENTS

In fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. The prior year amounts have been recast to reflect the recent change in Griffon's reporting segment structure. Griffon now reports its operations through three reportable segments from continuing operations, as follows:

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2020	2019	2020	2019
Consumer and Professional Products	$274,912	$287,732	$515,988	$504,206
Home and Building Products	209,829	186,799	451,210	410,094
Defense Electronics	81,609	75,102	147,590	145,855
Total consolidated net sales	$566,350	$549,633	$1,114,788	$1,060,155

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Residential repair and remodel	$40,505	$38,441	$75,595	$65,599
Retail	144,904	162,576	264,524	275,941
Residential new construction	14,884	13,545	29,857	27,817
Industrial	10,535	11,416	21,158	21,174
International excluding North America	64,084	61,754	124,854	113,675
Total Consumer and Professional Products	274,912	287,732	515,988	504,206
Residential repair and remodel	100,808	90,271	222,805	203,638
Commercial construction	86,300	76,181	178,187	160,557
Residential new construction	22,721	20,347	50,218	45,899
Total Home and Building Products	209,829	186,799	451,210	410,094
U.S. Government	53,623	46,376	96,324	91,936
International	25,021	23,129	43,554	45,228
Commercial	2,965	5,597	7,712	8,691
Total Defense Electronics	81,609	75,102	147,590	145,855
Total Consolidated Revenue	$566,350	$549,633	$1,114,788	$1,060,155
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31, 2020				For the Six Months Ended March 31, 2020
REVENUE BY GEOGRAPHIC AREA - DESTINATION	CPP	HBP	Defense Electronics	Total	CPP	HBP	Defense Electronics	Total
United States	$191,412	$199,060	$55,071	$445,543	$351,570	$426,010	$101,214	$878,794
Europe	24,737	5	9,880	34,622	31,342	28	15,865	47,235
Canada	17,515	7,867	4,209	29,591	35,296	19,120	6,783	61,199
Australia	39,032	—	189	39,221	93,260	—	795	94,055
All other countries	2,216	2,897	12,260	17,373	4,520	6,052	22,933	33,505
Consolidated revenue	$274,912	$209,829	$81,609	$566,350	$515,988	$451,210	$147,590	$1,114,788

	For the Three Months Ended March 31, 2019				For the Six Months Ended March 31, 2019
REVENUE BY GEOGRAPHIC AREA - DESTINATION	CPP	HBP	Defense Electronics	Total	CPP	HBP	Defense Electronics	Total
United States	$204,445	$175,945	$51,179	$431,569	$347,361	$385,772	$99,474	$832,607
Europe	20,343	29	8,490	28,862	28,208	46	18,801	47,055
Canada	18,845	6,984	3,058	28,887	38,210	17,965	5,687	61,862
Australia	41,749	266	979	42,994	85,788	450	1,588	87,826
All other countries	2,350	3,575	11,396	17,321	4,639	5,861	20,305	30,805
Consolidated revenue	$287,732	$186,799	$75,102	$549,633	$504,206	$410,094	$145,855	$1,060,155

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Segment adjusted EBITDA:
Consumer and Professional Products	$25,027	$28,616	$46,953	$49,181
Home and Building Products	30,635	20,137	71,336	51,432
Defense Electronics	4,248	4,936	8,723	9,721
Segment adjusted EBITDA	59,910	53,689	127,012	110,334
Unallocated amounts, excluding depreciation	(11,947)	(11,208)	(23,889)	(22,472)
Adjusted EBITDA	47,963	42,481	103,123	87,862
Net interest expense	(16,561)	(17,305)	(32,511)	(33,636)
Depreciation and amortization	(15,719)	(15,492)	(31,544)	(30,577)
Loss from debt extinguishment	(6,690)	—	(6,690)	—
Restructuring charges	(3,104)	—	(9,538)	—
Acquisition costs	(2,960)	—	(2,960)	—
Income before taxes from continuing operations	$2,929	$9,684	$19,880	$23,649

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2020	2019	2020	2019
Segment:
Consumer and Professional Products	$8,222	$8,184	$16,453	$15,990
Home and Building Products	4,668	4,548	9,468	9,057
Defense Electronics	2,676	2,621	5,320	5,257
Total segment depreciation and amortization	15,566	15,353	31,241	30,304
Corporate	153	139	303	273
Total consolidated depreciation and amortization	$15,719	$15,492	$31,544	$30,577

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$3,800	$3,806	$7,532	$8,140
Home and Building Products	3,556	2,524	11,495	5,335
Defense Electronics	1,921	2,499	3,210	3,733
Total segment	9,277	8,829	22,237	17,208
Corporate	70	192	282	210
Total consolidated capital expenditures	$9,347	$9,021	$22,519	$17,418

ASSETS	At March 31, 2020	At September 30, 2019
Segment assets:
Consumer and Professional Products	$1,279,376	$1,070,510
Home and Building Products	592,011	571,216
Defense Electronics	348,081	347,575
Total segment assets	2,219,468	1,989,301
Corporate	96,085	82,429
Total continuing assets	2,315,553	2,071,730
Assets of discontinued operations	3,194	3,209
Consolidated total	$2,318,747	$2,074,939

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Interest cost	$1,151	$1,571	$2,302	$3,141
Expected return on plan assets	(2,586)	(2,583)	(5,172)	(5,166)
Amortization:
Prior service cost	4	3	8	7
Recognized actuarial loss	1,042	222	2,084	444
Net periodic expense (income)	$(389)	$(787)	$(778)	$(1,574)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. During 2019, the Company developed a project plan to guide the implementation of this guidance. The Company completed this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company also implemented a lease accounting software solution to support the new reporting requirements and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated key policy elections and considerations under the standard and completed an internal policy as well as training to address the new standard requirements. The Company has elected the package of practical expedients and will not apply the recognition requirements to short-term leases. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized right-of-use assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

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

Issued but not yet effective accounting pronouncements

In March 2020, the FASB issued guidance relating to accounting for the discontinuation of the LIBOR rate. This guidance provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This guidance is applicable to contract modifications that replace a reference LIBOR rate affected by reference rate reform. The amendments may be applied through December 31, 2022. The Company will apply this guidance to transactions and modifications of these arrangements.

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. Our effective date for adoption of this ASU is our fiscal year beginning October 1, 2021 with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In April 2019, the FASB issued guidance relating to accounting for credit losses on financial instruments, including trade receivables and derivatives and hedging. This guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in 2020. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no Installation Services revenue or income for the three and six months ended March 31, 2020 and 2019.

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

The following amounts summarize the total assets and liabilities of Plastics and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2020	At September 30, 2019
Assets of discontinued operations:
Prepaid and other current assets	$321	$321
Other long-term assets	2,873	2,888
Total assets of discontinued operations	$3,194	$3,209

Liabilities of discontinued operations:
Accrued liabilities, current	$2,450	$4,333
Other long-term liabilities	3,154	3,331
Total liabilities of discontinued operations	$5,604	$7,664

At March 31, 2020, Griffon's assets and liabilities for Plastics and Installations Services and other discontinued operations primarily related to insurance claims, income tax, and product liability, and warranty and environmental reserves.

NOTE 16 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

In the quarter and six months ended March 31, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $3,104 and $9,538, respectively. For the six month period ended March 31, 2020, the cash charges are comprised of $4,846 and non-cash, asset-related charges of $4,692; the cash charges included $3,792 for one-time termination benefits and other personnel-related costs and $1,054 for facility exit costs. Non-cash charges included a $1,968 impairment charge related to a facility’s operating lease as well as $671 of leasehold improvements made to the leased facility and $304 of inventory that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations. As a result of these transactions, headcount was reduced by 148.

A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended March 31, 2020	For the Six Months Ended March 31, 2020
Cost of goods and services	$1,353	$4,076
Selling, general and administrative expenses	1,751	5,462
Total restructuring charges	$3,104	$9,538

	For the Three Months Ended March 31, 2020	For the Six Months Ended March 31, 2020
Personnel related costs	$1,658	$3,792
Facilities, exit costs and other	914	1,054
Non-cash facility and other	532	4,692
Total	$3,104	$9,538

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
Q1 restructuring charges	2,134	140	4,160	6,434
Cash payments	(621)	(140)	—	(761)
Non-cash charges (1)	—	—	(4,160)	(4,160)
Accrued liability at December 31, 2019	$1,513	$—	$—	$1,513
Q2 restructuring charges	1,658	914	532	3,104
Cash payments	(1,041)	(914)	—	(1,955)
Non-cash charges (1)	—	—	(532)	(532)
Accrued liability at March 31, 2020	$2,130	$—	$—	$2,130
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets in connection with certain facility closures.

NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2020 and 2019, Other income (expense) includes $745 and ($118), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $389 and $787, respectively, as well as $(230) and $108, respectively, of net investment (loss) income.

For the six months ended March 31, 2020 and 2019, Other income (expense) includes $369 and $384, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $778 and 1,574, respectively, as well as $(149) and $31, respectively, of net investment (loss) income. During the six months ended March 31, 2020, Other income (expense) also includes a one-time contract award of $700.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Balance, beginning of period	$7,344	$9,041	$7,894	$8,174
Warranties issued and changes in estimated pre-existing warranties	4,862	4,700	8,227	8,761
Actual warranty costs incurred	(4,417)	(5,730)	(8,332)	(8,924)
Balance, end of period	$7,789	$8,011	$7,789	$8,011

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(16,471)	$—	$(16,471)	$2,885	$—	$2,885
Pension and other defined benefit plans	847	(178)	669	201	(17)	184
Cash flow hedges	1,383	(415)	968	(264)	75	(189)
Total other comprehensive income (loss)	$(14,241)	$(593)	$(14,834)	$2,822	$58	$2,880

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(10,001)	$—	$(10,001)	$(2,851)	$—	$(2,851)
Pension and other defined benefit plans	1,694	(353)	1,341	472	(104)	368
Cash flow hedges	953	(286)	667	(107)	20	(87)
Total other comprehensive income (loss)	$(7,354)	$(639)	$(7,993)	$(2,486)	$(84)	$(2,570)

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2020	At September 30, 2019
Foreign currency translation adjustments	$(41,285)	$(31,284)
Pension and other defined benefit plans	(33,473)	(34,814)
Change in Cash flow hedges	849	182
	$(73,909)	$(65,916)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2020	2019	2020	2019
Pension amortization	$(1,046)	$(225)	$(2,092)	$(451)
Cash flow hedges	1,050	310	994	992
Total gain (loss)	$4	$85	(1,098)	541
Tax benefit (expense)	(1)	(18)	231	(114)
Total	$3	$67	$(867)	$427

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

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment. In connection with the Company's restructuring activities, during the six months ended March 31, 2020, a $1,968 impairment charge was recorded related to a facility’s operating lease as well as $671 and of leasehold improvements made to the leased facility that have no recoverable value. See Note 16, Restructuring Charges.

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

The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

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

	For the Three Months Ended March 31, 2020	For the Six Months Ended March 31, 2020
Fixed	$9,187	$18,739
Variable (a), (b)	1,823	3,576
Short-term (b)	1,393	2,823
Total*	$12,403	$25,138
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

For the Six Months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,582
Financing cash flows from finance leases	1,940
Total	$23,522

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

At March 31, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$156,258

Lease Liabilities:
Current portion of operating lease liabilities	$28,047
Long-term operating lease liabilities	133,498
Total operating lease liabilities	$161,545

Finance Leases:
Property, plant and equipment, net(1)	$14,059

Lease Liabilities:
Notes payable and current portion of long-term debt	$4,014
Long-term debt, net	10,074
Total financing lease liabilities	$14,088

(1) Finance lease assets are recorded net of accumulated depreciation of $1,946.

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020(a)	$17,505	$2,452
2021	33,312	4,164
2022	28,570	2,607
2023	22,261	2,315
2024	16,467	2,074
2025	14,334	1,383
Thereafter	72,614	—
Total lease payments	205,063	14,995
Less: Imputed Interest	(43,518)	(907)
Present value of lease liabilities	$161,545	$14,088
(a) Excluding the six months ended March 31, 2020

The aggregate minimum lease payments for operating leases, as calculated prior to the adoption of ASU 2016-02, were as follows:

At September 30, 2019
2020	$35,176
2021	30,730
2022	26,119
2023	20,008
2024	14,198
Thereafter	78,105
Total	$204,336

Average lease terms and discount rates were as follows:

At March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance Leases	2.1

Weighted-average discount rate
Operating Leases	4.10%
Finance Leases	5.50%

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

The EPA has announced that it is performing its own remedial investigation/feasibility study of the site. It is uncertain what subsequent action the EPA will take. The EPA may, on its own or through the use of consultants, perform further studies of the site and/or subsequently remediate the site, and in such event, would likely seek reimbursement for the costs incurred from potentially responsible parties (“PRPs”). Alternatively, the EPA could enter into negotiations with the PRPs to request that the PRPs perform further studies and/or remediate the site.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities over the last few years under work plans approved by the DEC and is currently implementing a Remedial Action Work Plan for the site property that was approved by the DEC; the work required by such Remedial Action Work Plan is expected to be completed by summer 2020. The DEC has also requested that AMES develop a work plan to investigate certain areas immediately adjacent to the former Union Fork and Hoe site. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 22 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of March 31, 2020 and September 30, 2019 and for the three months ended March 31, 2020 and 2019. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

The indentures relating to the Senior Notes (the “Indentures”) contain terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indentures; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indentures (generally, a business the EBITDA of which constitutes less than 50% of the segment adjusted EBITDA of the Company for the most recently ended four fiscal quarters), and that meets certain other specified conditions as set forth in the Indentures; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indentures, in compliance with the terms of the Indentures; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indentures, in each case in accordance with the terms of the Indentures; and (v) upon obtaining the requisite consent of the holders of the Senior Notes.

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$9,252	$18,977	$40,795	$—	$69,024
Accounts receivable, net of allowances	—	283,929	206,456	(155,352)	335,033
Contract costs and recognized income not yet billed, net of progress payments	—	91,998	2,497	—	94,495
Inventories, net	—	391,934	70,756	(571)	462,119
Prepaid and other current assets	11,482	23,468	5,149	2,624	42,723
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	20,734	810,306	325,974	(153,299)	1,003,715
PROPERTY, PLANT AND EQUIPMENT, net	1,295	290,685	43,840	—	335,820
OPERATING LEASE RIGHT-OF-USE ASSETS	10,060	127,133	19,065	—	156,258
GOODWILL	—	375,734	61,048	—	436,782
INTANGIBLE ASSETS, net	93	220,796	132,854	—	353,743
INTERCOMPANY RECEIVABLE	67,266	928,899	148,568	(1,144,733)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,658,792	745,746	3,109,559	(5,514,097)	—
OTHER ASSETS	8,695	37,669	(2,446)	(14,362)	29,556
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,873	—	2,873
Total Assets	$1,766,935	$3,536,968	$3,841,335	$(6,826,491)	$2,318,747
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,474	$5,996	$—	$9,470
Accounts payable and accrued liabilities	28,873	412,118	58,903	(152,741)	347,153
Current portion of operating lease liabilities	1,830	22,068	4,149	—	28,047
Liabilities of discontinued operations	—	—	2,450	—	2,450
Total Current Liabilities	30,703	437,660	71,498	(152,741)	387,120

LONG-TERM DEBT, net	1,167,023	10,642	38,561	—	1,216,226
LONG-TERM OPERATING LEASE LIABILITIES	9,353	108,872	15,273	—	133,498
INTERCOMPANY PAYABLES	63,230	563,964	536,815	(1,164,009)	—
OTHER LIABILITIES	20,172	77,292	12,650	(7,819)	102,295
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,154	—	3,154
Total Liabilities	1,290,481	1,198,430	677,951	(1,324,569)	1,842,293
SHAREHOLDERS’ EQUITY	476,454	2,338,538	3,163,384	(5,501,922)	476,454
Total Liabilities and Shareholders’ Equity	$1,766,935	$3,536,968	$3,841,335	$(6,826,491)	$2,318,747

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,649	$25,217	$45,511	$—	$72,377
Accounts receivable, net of allowances	—	227,069	38,580	(1,199)	264,450
Contract costs and recognized income not yet billed, net of progress payments	—	104,109	1,002	—	105,111
Inventories, net	—	372,839	69,540	(258)	442,121
Prepaid and other current assets	8,238	25,754	6,951	(144)	40,799
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	9,887	754,988	161,905	(1,601)	925,179

PROPERTY, PLANT AND EQUIPMENT, net	1,184	289,282	46,860	—	337,326
GOODWILL	—	375,734	61,333	—	437,067
INTANGIBLE ASSETS, net	93	224,275	132,271	—	356,639
INTERCOMPANY RECEIVABLE	5,834	864,884	75,684	(946,402)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,628,031	581,438	3,233,038	(5,442,507)	—
OTHER ASSETS	8,182	24,635	(2,352)	(14,625)	15,840
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,888	—	2,888
Total Assets	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,075	$7,450	$—	$10,525
Accounts payable and accrued liabilities	41,796	266,411	68,390	(1,356)	375,241
Liabilities of discontinued operations	—	—	4,333	—	4,333
Total Current Liabilities	41,796	269,486	80,173	(1,356)	390,099
LONG-TERM DEBT, net	1,040,449	3,119	50,181	—	1,093,749
INTERCOMPANY PAYABLES	71,634	457,265	444,557	(973,456)	—
OTHER LIABILITIES	21,569	81,582	15,017	(8,171)	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,331	—	3,331
Total Liabilities	1,175,448	811,452	593,259	(982,983)	1,597,176
SHAREHOLDERS’ EQUITY	477,763	2,303,784	3,118,368	(5,422,152)	477,763
Total Liabilities and Shareholders’ Equity	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$462,500	$113,926	$(10,076)	$566,350
Cost of goods and services	—	345,626	79,112	(10,420)	414,318
Gross profit	—	116,874	34,814	344	152,032
Selling, general and administrative expenses	7,922	91,338	27,300	(93)	126,467

Income (loss) from operations	(7,922)	25,536	7,514	437	25,565
Other income (expense)
Interest income (expense), net	(6,880)	(9,706)	25	—	(16,561)
Loss from debt extinguishment, net	(6,690)	—	—	—	(6,690)
Other, net	(418)	(2,667)	4,141	(441)	615
Total other income (expense)	(13,988)	(12,373)	4,166	(441)	(22,636)
Income (loss) before taxes	(21,910)	13,163	11,680	(4)	2,929
Provision (benefit) for income taxes	(9,427)	6,078	5,387	(4)	2,034
Income (loss) before equity in net income of subsidiaries	(12,483)	7,085	6,293	—	895
Equity in net income (loss) of subsidiaries	13,378	6,341	7,085	(26,804)	—

Net Income (loss)	$895	$13,426	$13,378	$(26,804)	$895
Comprehensive income (loss)	$(13,939)	$8,028	$18,776	$(26,804)	$(13,939)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$462,739	$94,285	$(7,391)	$549,633
Cost of goods and services	—	354,382	65,516	(7,769)	412,129
Gross profit	—	108,357	28,769	378	137,504
Selling, general and administrative expenses	5,249	84,813	21,409	312	111,783
Income (loss) from operations	(5,249)	23,544	7,360	66	25,721
Other income (expense)
Interest income (expense), net	(7,328)	(9,128)	(849)	—	(17,305)
Other, net	(473)	1,129	676	(64)	1,268
Total other income (expense)	(7,801)	(7,999)	(173)	(64)	(16,037)
Income (loss) before taxes	(13,050)	15,545	7,187	2	9,684
Provision (benefit) for income taxes	(4,242)	5,292	2,142	2	3,194
Income (loss) before equity in net income of subsidiaries	(8,808)	10,253	5,045	—	6,490
Equity in net income (loss) of subsidiaries	7,652	11,646	10,253	(29,551)	—
Income (loss) from continuing operations	(1,156)	21,899	15,298	(29,551)	6,490
Income (loss) from operation of discontinued businesses	—	—	(11,000)	—	(11,000)
Provision (benefit) from income taxes	—	—	(3,354)	—	(3,354)
Income (loss) from discontinued operations	—	—	(7,646)	—	(7,646)
Net Income (loss)	$(1,156)	$21,899	$7,652	$(29,551)	$(1,156)

Comprehensive income (loss)	$1,724	$5,448	$8,736	$(14,184)	$1,724

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$903,892	$230,965	$(20,069)	$1,114,788
Cost of goods and services	—	672,839	160,790	(20,794)	812,835
Gross profit	—	231,053	70,175	725	301,953

Selling, general and administrative expenses	13,940	179,186	51,324	(185)	244,265
Income (loss) from operations	(13,940)	51,867	18,851	910	57,688
Other income (expense)
Interest income (expense), net	(13,204)	(19,379)	72	—	(32,511)
Loss from debt extinguishment, net	(6,690)	—	—	—	(6,690)
Other, net	(515)	(4,018)	6,840	(914)	1,393
Total other income (expense)	(20,409)	(23,397)	6,912	(914)	(37,808)
Income (loss) before taxes	(34,349)	28,470	25,763	(4)	19,880
Provision (benefit) for income taxes	(13,822)	11,805	10,394	(4)	8,373
Income (loss) before equity in net income of subsidiaries	(20,527)	16,665	15,369	—	11,507
Equity in net income (loss) of subsidiaries	32,034	15,537	16,665	(64,236)	—

Net income (loss)	$11,507	$32,202	$32,034	$(64,236)	$11,507

Comprehensive income (loss)	$3,514	$26,804	$37,432	$(64,236)	$3,514

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$881,983	$192,525	$(14,353)	$1,060,155
Cost of goods and services	—	663,479	131,218	(15,092)	779,605
Gross profit	—	218,504	61,307	739	280,550

Selling, general and administrative expenses	10,309	169,789	45,226	213	225,537
Income (loss) from operations	(10,309)	48,715	16,081	526	55,013

Other income (expense)
Interest income (expense), net	(13,635)	(18,258)	(1,743)	—	(33,636)
Other, net	(735)	1,816	1,717	(526)	2,272
Total other income (expense)	(14,370)	(16,442)	(26)	(526)	(31,364)
Income (loss) before taxes	(24,679)	32,273	16,055	—	23,649
Provision (benefit) for income taxes	(7,777)	11,266	4,917	—	8,406
Income (loss) before equity in net income of subsidiaries	(16,902)	21,007	11,138	—	15,243
Equity in net income (loss) of subsidiaries	24,499	17,696	21,007	(63,202)	—
Income (loss) from continuing operations	$7,597	$38,703	$32,145	$(63,202)	$15,243
Income (loss) from operations of discontinued businesses	—	—	(11,000)	—	(11,000)
Provision (benefit) from income taxes	—	—	(3,354)	—	(3,354)
Income (loss) from discontinued operations	—	—	(7,646)	—	(7,646)
Net income (loss)	$7,597	$38,703	$24,499	$(63,202)	$7,597

Comprehensive income (loss)	$5,027	$59,017	$4,185	$(63,202)	$5,027

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,507	$32,202	$32,034	$(64,236)	$11,507
Net cash provided by (used in) operating activities:	(92,042)	26,593	4,606	—	(60,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(282)	(19,982)	(2,255)	—	(22,519)
Acquired businesses, net of cash acquired	—	—	(10,531)	—	(10,531)
Proceeds from sale of assets	—	292	(2)	—	290
Net cash provided by (used in) investing activities	(282)	(19,690)	(12,788)	—	(32,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(7,479)	—	—	—	(7,479)
Proceeds from long-term debt	1,054,636	—	6,707	—	1,061,343
Payments of long-term debt	(921,904)	(1,752)	(15,415)	—	(939,071)
Financing costs	(13,176)	—	—	—	(13,176)
Dividends paid	(7,349)	—	—	—	(7,349)
Other, net	(4,801)	(10,839)	15,723	—	83
Net cash provided by (used in) financing activities	99,927	(12,591)	7,015	—	94,351
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used) in discontinued operations	—	—	(1,994)	—	(1,994)
Effect of exchange rate changes on cash and equivalents	—	(552)	(1,555)	—	(2,107)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7,603	(6,240)	(4,716)	—	(3,353)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,649	25,217	45,511	—	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$9,252	$18,977	$40,795	$—	$69,024

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,597	$38,703	$24,499	$(63,202)	$7,597
Net (income) loss from discontinued operations	—	—	7,646	—	7,646
Net cash provided by (used in) operating activities:	(77,881)	24,130	(1,255)	—	(55,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(210)	(14,071)	(3,137)	—	(17,418)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Investment purchases	(149)	—	—	—	(149)
Insurance payments	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	36	26	—	62
Net cash provided by (used in) investing activities	(20,182)	(14,035)	(3,111)	—	(37,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	130,484	76	12,541	—	143,101
Payments of long-term debt	(32,419)	(1,724)	(14,026)	—	(48,169)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Financing costs	(945)	—	—	—	(945)
Dividends paid	(6,847)	—	—	—	(6,847)
Other, net	(1,641)	7,150	(5,426)	—	83
Net cash provided by (used in) financing activities	87,154	5,502	(8,597)	—	84,059
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	—	(3,438)	—	(3,438)
Effect of exchange rate changes on cash and equivalents	—	(92)	26	—	(66)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10,909)	15,505	(16,375)	—	(11,779)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$5,067	$31,858	$21,054	$—	$57,979

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

As described in greater detail below, over the past three years, we have undertaken a series of transformative transactions. This year we integrated our most significant acquisitions into our wholly owned subsidiaries, The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay"), expanding the scope of both AMES and Clopay. In particular, CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools. As a result of the expanded scope of the AMES and Clopay businesses, effective with our 2019 10-K filing on November 22, 2019, we now report each as a separate segment. Clopay remains in the Home and Building Products ("HBP") segment and AMES now constitutes our new Consumer and Professional Products ("CPP") segment.

Impact of COVID-19 on Our Business

Our first priority is the health and safety of our employees, our customers and their families. As of the date of this filing, all North American and Australian operating locations have been deemed essential and are fully operational, except AMES' plant in Reynosa, Mexico, which will reopen in early May. In March, the AMES UK, Ireland and New Zealand facilities entered into a furlough with the UK expected to resume operations in July. All of Griffon’s facilities have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19.

Since the end of the second quarter of fiscal 2020 and through the date of this filing, our CPP North American and Australian sales continue to be at normal levels; HBP commercial sectional and rolling steel sales have continued at normal levels; HBP residential sectional garage door sales have been negatively impacted by approximately 15-20%; and sales in our DE segment have not been significantly impacted. Our supply chains have generally not experienced significant disruption, and at this time we do not anticipate any such material disruption in the near term. Many U.S. states have issued executive orders requiring all workers to remain at home unless their work is critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) DE is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance and manufacturing and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES Canadian and Australia facilities are operational, as they meet the applicable standards in their respective countries; and our AMES China facility is operating as well.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $195,100 was available at March 31, 2020), and extended maturity of the facility to 2025. In addition the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new senior notes with a maturity of 2028. While the first half of Griffon’s fiscal year is typically a net cash usage period, April typically begins Griffon’s period of strong cash generation, which usually continues through the end of the fiscal year. We will continue to actively monitor the situation and may take further actions that impact our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. Please see Part II, item 1A "Risk Factors" in this Form 10-Q.

Business Highlights

In February 2020, Griffon issued $850,000 of 5.75% Senior Notes due 2028, the proceeds of which were used to redeem $850,000 of 5.25% Senior Notes due 2022.

In January 2020, Griffon amended its Credit Agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility.

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint.

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

In 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Productions segment, which consists of AMES; Home and Building Products , which consists of Clopay; and Defense Electronics, which consists of Telephonics Corporation.

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

OVERVIEW

Revenue for the quarter ended March 31, 2020 was $566,350 compared to $549,633 in the prior year comparable quarter, an increase of approximately 3%, primarily driven by increased revenue at HBP and DE, partially offset by decreased revenue at CPP. Organic growth was 2%. Income from continuing operations was $895 or $0.02 per share, compared to $6,490, or $0.15 per share, in the prior year quarter. The current year quarter results from continuing operations included the following:

–    Restructuring charges of $3,104 ($3,005, net of tax, or $0.07 per share);
–    Loss from debt extinguishment $6,690 ($5,245, net of tax, or $0.12 per share);
–    Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
– Discrete and certain other tax benefits, net, of $1,413 or $0.03 per share.

The prior year quarter results from continuing operations included discrete and certain other tax benefits, net, of $97 or $0.00 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $10,053, or $0.23 per share, in the current year quarter compared to $6,393, or $0.15 per share in the prior year quarter.

Revenue for the six months ended March 31, 2020 was $1,114,788 compared to $1,060,155 in the prior year period, an increase of 5%, primarily driven by increased revenue from all segments, primarily HBP from organic growth. Organic growth was 5%. Income from continuing operations was $11,507 or $0.26 per share, compared to $15,243, or $0.36 per share, in the prior year period. The current year-to-date results from continuing operations included the following:

–    Restructuring charges of $9,538 ($7,153, net of tax, or $0.16 per share);
–    Loss from debt extinguishment $6,690 ($5,245, net of tax, or $0.12 per share);
–    Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
–    Discrete and certain other tax benefits, net, of $580 or $0.01 per share.

The prior year-to-date results from continuing operations included discrete and certain other tax provisions, net, of $370 or $0.01 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $25,646, or $0.59 per share in the current year period ended March 31, 2020 compared to $15,613, or $0.37 per share, in the comparable prior year period.

Griffon evaluates performance based on Net income and the related Earnings per share excluding restructuring charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Income from continuing operations to Adjusted income from continuing operations and Earnings per share from continuing operations to Adjusted earnings per share from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Income from continuing operations	$895	$6,490	$11,507	$15,243

Adjusting items:
Restructuring charges	3,104	—	9,538	—
Loss from debt extinguishment	6,690	—	6,690	—
Acquisition costs	2,960	—	2,960	—
Tax impact of above item	(2,183)	—	(4,469)	—
Discrete and certain other tax provisions (benefits), net	(1,413)	(97)	(580)	370

Adjusted income from continuing operations	$10,053	$6,393	$25,646	$15,613

Diluted earnings per common share	$0.02	$0.15	$0.26	$0.36

Adjusting items, net of tax:
Restructuring charges	0.07	—	0.16	—
Loss from debt extinguishment	0.12	—	0.12	—
Acquisition costs	0.05	—	0.05	—
Discrete and certain other tax provisions (benefits), net	(0.03)	—	(0.01)	0.01

Adjusted earnings per common share	$0.23	$0.15	$0.59	$0.37

Weighted-average shares outstanding (in thousands)	43,734	42,832	43,826	42,376

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF CONTINUING OPERATIONS

Three and Six months ended March 31, 2020 and 2019

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

See table provided in Note 12 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2020		2019		2020		2019
Revenue	$274,912		$287,732		$515,988		$504,206
Adjusted EBITDA	25,027	9.1%	28,616	9.9%	46,953	9.1%	49,181	9.8%
Depreciation and amortization	8,222		8,184		16,453		15,990

For the quarter ended March 31, 2020, revenue decreased $12,820 or 4%, compared to the prior year period, driven by decreased volume of 7%, primarily due to prior year new product load-ins and the unfavorable impact of COVID-19 in the UK, and an unfavorable impact of foreign exchange of 1%, partially offset by favorable price and mix of 2% and incremental revenue from the Apta acquisition of 2%.

For the quarter ended March 31, 2020, Adjusted EBITDA decreased 13% to $25,027 compared to $28,616 in the prior year period. The unfavorable variance resulted from the reduced revenue noted above and increased tariffs. For the quarter ended March 31, 2020, EBITDA reflects an unfavorable foreign exchange impact of 1%.

For the six months ended March 31, 2020, revenue increased $11,782 or 2%, compared to the prior year period, with 3% due from favorable pricing and mix and incremental revenue from the Apta acquisition of 1%, partially offset by a 1% decrease in volume due to prior year new product load-ins and the unfavorable impact of COVID-19 in the UK, and an 1% unfavorable impact due to foreign exchange.

For the six months ended March 31, 2020, Adjusted EBITDA decreased 5% to $46,953 compared to $49,181 in the prior year period. The unfavorable variance resulted from increased tariff costs, partially offset by the increased revenue noted above, including the benefit of the incremental revenue contributed by the Apta acquisition. For the six months ended March 31, 2020, EBITDA reflects an unfavorable foreign exchange impact of 2%.

Segment depreciation and amortization remained consistent with the prior year comparable quarter and increased $463 from the year-to-date comparable period primarily due to the onset of depreciation for new assets placed in service.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint.
Strategic Initiative and Restructuring Charges
In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations.

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

In connection with this initiative, during the six months ended March 31, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $9,538, comprised of cash charges of $4,846 and non-cash, asset-related charges of $4,692; the cash charges included $3,792 for one-time termination benefits and other personnel-related costs and $1,054 for facility exit costs.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Anticipated Charges	$12,000	$4,000	$19,000	$35,000	$40,000
Q1 FY2020 Activity	(2,134)	(140)	(4,160)	(6,434)	—
Q2 FY2020 Activity	(1,658)	(914)	(532)	(3,104)	(300)
Total charges	(3,792)	(1,054)	(4,692)	(9,538)	(300)
Estimate to Complete	$8,208	$2,946	$14,308	$25,462	$39,700

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2020		2019		2020		2019
Revenue	$209,829		$186,799		$451,210		$410,094
Adjusted EBITDA	30,635	14.6%	20,137	10.8%	71,336	15.8%	51,432	12.5%
Depreciation and amortization	4,668		4,548		9,468		9,057

For the quarter ended March 31, 2020, revenue increased $23,030 or 12%, compared to the prior year period, due to increased volume of 9% with an additional 3% due to favorable mix and pricing.

For the quarter ended March 31, 2020, Adjusted EBITDA increased 52% to $30,635 compared to $20,137 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above including mix, pricing and volume related benefits on absorption, as well as improved operational efficiencies.

For the six months ended March 31, 2020, revenue increased $41,116 or 10%, compared to the prior year period, with 7% due to increased volume with an additional 3% due to favorable mix and pricing.

For the six months ended March 31, 2020, Adjusted EBITDA increased 39% to $71,336 compared to $51,432 in the prior year period. The favorable variance resulted from the increased revenue noted above, including volume related benefits on absorption, and improved operational efficiencies.

Segment depreciation and amortization increased $120 and $411, respectively, from the prior year quarter and year-to-date period, respectively, primarily due to the onset of depreciation for new assets placed in service.

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
Defense Electronics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2020		2019		2020		2019
Revenue	$81,609		$75,102		$147,590		$145,855
Adjusted EBITDA	4,248	5.2%	4,936	6.6%	8,723	5.9%	9,721	6.7%
Depreciation and amortization	2,676		2,621		5,320		5,257

For the quarter ended March 31, 2020, revenue increased $6,507, or 9%, compared to the prior year period, primarily due to increased volume of airborne and maritime surveillance systems.

For the quarter ended March 31, 2020, Adjusted EBITDA decreased $688, or 14%, compared to the prior year comparable period, driven by product mix, increased operating expenses associated with the timing of bid and proposal efforts and commissions expense, partially offset by the increased sales volume noted above.

For the six months ended March 31, 2020, revenue increased $1,735, or 1%, compared to the prior year period, primarily due to increased airborne surveillance systems revenue, partially offset by reduced multi-mode radar and maritime surveillance radar revenue.

For the six months ended March 31, 2020, Adjusted EBITDA decreased $998, or 10%, compared to the prior year comparable period due to product mix and increased operating expenses, partially offset by the increased sales volume noted above.

Segment depreciation and amortization remained consistent with both the prior year comparable quarter and year-to-date period.

During the six months ended March 31, 2020, DE was awarded several new contracts and received incremental funding on existing contracts approximating $90,000. Contract backlog was $331,740 at March 31, 2020, with 73% expected to be fulfilled in the next 12 months. Backlog was $389,300 at September 30, 2019. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Unallocated

For the quarter ended March 31, 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaled $11,947 compared to $11,208 in the prior year quarter. For the six months ended March 31, 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaled $23,889 compared to $22,472 in the prior year quarter. The increase in the current quarter and six months compared to the respective prior year quarter primarily relates to consulting, compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $213 and $937 for the quarter and six months ended March 31, 2020, respectively, compared to the comparable prior year period, primarily due to the onset of depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended March 31, 2020 and 2019, Other income (expense) includes $745 and ($118), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $389 and $787, respectively, as well as $(230) and $108, respectively, of net investment (loss) income.

For the six months ended March 31, 2020 and 2019, Other income (expense) includes $369 and $384, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $778 and 1,574, respectively, as well as $(149) and $31, respectively, of net investment (loss) income. During the six months ended March 31, 2020, Other income (expense) also includes a one-time contract award of $700.

Provision for income taxes
During the quarter ended March 31, 2020, the Company recognized a tax provision of $2,034 on income before taxes from continuing operations of $2,929, compared to a tax provision of $3,194 on income before taxes from continuing operations of $9,684 in the comparable prior year quarter. The current year quarter included restructuring charges of $3,104 ($3,005, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and net discrete tax and certain other tax benefits, net of $1,413, that affect comparability. The prior year quarter included net discrete tax and certain other tax benefits of $97 that affect comparability. Excluding these items, the effective tax rates for the quarters ended March 31, 2020 and 2019 were 35.9% and 34.0%, respectively.
During the six months ended March 31, 2020, the Company recognized a tax provision of $8,373 on Income before taxes from continuing operations of $19,880, compared to a tax provision of $8,406 on Income before taxes from continuing operations of $23,649 in the comparable prior year period. The six month period ended March 31, 2020 included restructuring charges of $9,538 ($7,153, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ( $5,245, net of tax) and net discrete tax benefits of $580. The six month period ended March 31, 2019 included net discrete tax provisions of $370. Excluding these items, the effective tax rates for the six months ended March 31, 2020 and 2019 were 34.4% and 34.0%, respectively.
In response to the COVID-19 outbreak, legislation concerning taxes was passed in March 2020. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.

Stock based compensation

For the quarters ended March 31, 2020 and 2019, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $4,320 and $3,914, respectively. For the six months ended March 31, 2020 and 2019, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP totaled $8,302 and $7,500, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2020, total other comprehensive loss, net of taxes, of $14,834 included a loss of $16,471 from foreign currency translation adjustments primarily due to the weakening of the British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $669 benefit from pension amortization of actuarial losses; and a $968 gain on cash flow hedges.

For the six months ended March 31, 2020, total other comprehensive loss, net of taxes, of $7,993, included a loss of $10,001 from foreign currency translation adjustments primarily due to the weakening of the Canadian and Australian Dollar currencies, all in comparison to the US Dollar, a $1,341 benefit from pension amortization of actuarial losses and a $667 gain on cash flow hedges.

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

At March 31, 2020, Griffon's assets and liabilities for Plastics and Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves, resulting in total liabilities of approximately of $5,604. See Note 15, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2020	2019
Net Cash Flows Provided by (Used In):
Operating activities	$(60,843)	$(55,006)
Investing activities	(32,760)	(37,328)
Financing activities	94,351	84,059

Cash used in operating activities from continuing operations for the six months ended March 31, 2020 was $60,843 compared to $55,006 cash used in the comparable prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of a net increase in accounts receivable, an increase in inventory, primarily to meet seasonal demands, and a decrease in accounts payable and current liabilities, due to the timing of payments.

During the six months ended March 31, 2020, Griffon used $32,760 of cash in investing activities from continuing operations compared to $37,328 used in the prior year comparable period. Payments for acquired businesses totaled $10,531 compared to $9,219 in the prior year comparable period. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. Payments for acquired businesses in the prior year consisted solely of a final purchase price adjustment for CornellCookson. Payments in the prior year comparable period also included an insurance payment of $10,604 pertaining to the settlement of a certain life insurance benefit. Capital expenditures, net of proceeds from the sale of assets, for the six months ended March 31, 2020 totaled $22,229, an increase of $4,873 from the prior year period.

During the six months ended March 31, 2020, cash provided by financing activities from continuing operations totaled $94,351 as compared to $84,059 provided in the comparable prior year period. Cash provided by financing activities from continuing operations in the current year period consisted primarily of net borrowings of long term debt. At March 31, 2020, there were $183,548 in outstanding borrowings under the Credit Agreement, compared to $157,936 in outstanding borrowings at the same date in the prior year. Cash provided by financing activities in the current period included financing payments of $13,176 primarily associated with the redemption of 85% of the $1,000,000 of 5.25% Senior Notes due 2022 with the proceeds from the issuance of $850,000 of 5.75% Senior Notes due 2028; and the amendment and extension of the Company's revolving credit facility increasing the maximum borrowing availability from $350,000 to $400,000 and extending its maturity date from March 22, 2021 to March 22, 2025.

During the six months ended March 31, 2020, the Board of Directors approved two quarterly cash dividends of $0.075 per share each. On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on June 18, 2020 to shareholders of record as of the close of business on May 21, 2020.

During the quarter and six months ended March 31, 2020, 261,223 shares, with a market value of $5,721, or $21.90 per share, and 340,775 shares, with a market value of $7,409, or $21.74 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and six months ended March 31, 2020, Griffon did not purchase any shares of common stock under these repurchase programs. As of March 31, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.
Through March 31, 2020, COVID-19 has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity will be sufficient to meet our cash requirements.
Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2020:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 9% of Griffon’s consolidated revenue and 65% of Telephonics’ revenue.

•	The Home Depot represented 17% of Griffon’s consolidated revenue, 26% of CPP's revenue and 13% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2020	2019
Cash and equivalents	$69,024	$72,377
Notes payables and current portion of long-term debt	9,470	10,525
Long-term debt, net of current maturities	1,216,226	1,093,749
Debt discount/premium and issuance costs	16,804	9,857
Total debt	1,242,500	1,114,131
Debt, net of cash and equivalents	$1,173,476	$1,041,754

On February 19, 2020, in an unregistered offering through a private placement under Rule 144A and Regulation S, Griffon issued, at par, $850,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem 85% of the $1,000,000 of 5.25% Senior Notes due 2022 (the “2022 Senior Notes" and collectively with the 2028 Senior Notes, the "Senior Notes”). Following the sale and issuance of the 2028 Notes, $150,000 aggregate principal amount of the 2022 Notes remained outstanding. As of March 31, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020, Griffon exchanged substantially all of the 2028 Senior Notes for substantially identical 2028 Senior Notes registered under the Securities Act of 1933 (the "Securities Act") via an exchange offer. The remaining 2022 Senior Notes outstanding are registered under the Securities Act, having been issued pursuant to similar prior exchange offers. The fair value of the 2022 and 2028 Senior Notes approximated $139,500 and $799,000, respectively, on March 31, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $12,989 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes. Furthermore, 85% of the obligations associated with the 2022 Senior Notes were discharged leaving remaining fees of $1,145. At March 31, 2020, a combined total amount of $13,952 remained to be amortized. Remaining capitalized fees for the 2022 Senior Notes and all capitalized fees for the 2028 Senior Notes will amortize over the term of each respective note. Additionally, Griffon recognized a $6,690 loss on the early extinguishment of debt on 85% of the 5.25% $1,000,000 senior notes due 2022, comprised primarily of the write-off of $5,873 of remaining deferred financing fees, $607 of tender offer net premium expense and $210 of redemption interest expense.

On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025, except that if the 2022 Senior Notes are not repaid, refinanced or replaced prior to December 1, 2021, then the Credit Agreement will mature on December 1, 2021. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2020, there were $183,548 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $21,390; and $195,062 was available, subject to certain loan covenants, for borrowing at that date.

In August 2016, and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon, which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June

2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2020 was $31,148.

Two of Griffon's subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 2.9%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains one five-year renewal option. At March 31, 2020, $12,364 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($10,628 as of March 31, 2020) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.29% LIBOR USD and 2.30% Bankers Acceptance Rate CDN as of March 31, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($10,628 as of March 31, 2020) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.39% at March 31, 2020). As of March 31, 2020, the term loan had an outstanding balance of AUD 23,375 ($14,378 as of March 31, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.25%, respectively, per annum (2.20% and 1.65%, respectively, at March 31, 2020). At March 31, 2020, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,151 as of March 31, 2020). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.49% and 2.04% at March 31, 2020, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.60% as of March 31, 2020). As of March 31, 2020, the revolver had an outstanding balance of GBP 2,728 ($3,381 as of March 31, 2020) while the term and mortgage loan balances amounted to GBP 15,398 ($19,084 as of March 31, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 5.1x at March 31, 2020.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of March 31, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter and six months ended March 31, 2020, 261,223 shares, with a market value of $5,721, or $21.90 per share, and 340,775 shares, with a market value of $7,409, or $21.74 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2019, the Company declared and paid regular cash dividends totaling $0.29 per share. During the six months ended March 31, 2020, the Board of Directors approved and paid two quarterly cash dividends of $0.075 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on June 18, 2020 to shareholders of record as of the close of business on May 21, 2020.

During the six months ended March 31, 2020 and 2019, Griffon used cash for discontinued operations from operating activities of $1,994 and $3,438, respectively, primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Telephonics supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, the Tax Cuts Jobs Act of 2017. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange

Griffon conducts business in various non-US countries, primarily in Canada, Australia, the United Kingdom, Mexico and China; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed below and in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.
The COVID-19 outbreak could adversely impact our results of operations.
The future impact of the COVID-19 outbreak and the spread of the pathogen on a global basis could adversely affect our business in a number of respects, although the extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions relating to the operation of almost all types of businesses. Within the U.S., the standards vary from state to state, but typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standard in all U.S states. We also believe that our businesses meet the applicable standards to remain open in Canada and Australia. As of the date of this filing, all of our manufacturing and distribution facilities in the U.S., Canada, Australia and China are operating, although some of them are operating at reduced capacity as a result of enacting procedures designed to prevent the spread of the virus such as social distancing and staggered shifts. The AMES manufacturing plant in Reynosa, Mexico, as well as AMES’ facilities in the UK, Ireland and New Zealand, have entered into a furlough. The Reynosa, Mexico plant will reopen in early May, and the other furloughed facilities are expected to resume operations in early July. However, the length of the closures of our Mexico, UK, Ireland and New Zealand facilities could be extended. In addition, changing standards regarding what type of facilities are permitted to remain open, as well as evolving interpretations of existing standards, in both the United States and around the globe, could result in the closure of additional Griffon facilities.
To date, our supply chain has not experienced significant disruptions, and at this time we do not anticipate any such significant disruptions in the near term. However, our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.
If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, it may have a material adverse impact on Griffon’s business and operating results. This could include additional closures of our facilities; the extension of the term of closure for those of our facilities that are currently closed; or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from the COVID-19 is difficult to predict, and the extent to which the COVID-19 will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the impact, to date, of the COVID-19 outbreak on sales levels in our various business.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2020	261,223	(1)	$21.90	—
February 1 - 29, 2020				—
March 1 - 31, 2020	—		—	—
Total	261,223		$21.90	—	$57,955

1.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

2.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2020, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None.

Item 6	Exhibits
4.1
Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed February 4, 2020 (Commission File No. 1-06620)).

4.2
Registration Rights Agreement, dated as of February 19, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed February 4, 2020 (Commission File No. 1-06620)).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Purchase Agreement, dated as of February 4, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed February 4, 2020 (Commission File No. 1-06620)).

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

Date: April 28, 2020