Form 10-Q
period 2020-06-30
GRIFFON CORP
filed 2020-07-31
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding at June 30, 2020 was 47,425,488.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2020	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$71,999	$72,377
Accounts receivable, net of allowances of $13,901 and $7,881	359,464	264,450
Contract costs and recognized income not yet billed, net of progress payments of $28,981 and $13,861	92,143	105,111
Inventories	411,028	442,121
Prepaid and other current assets	51,365	40,799
Assets of discontinued operations	1,951	321
Total Current Assets	987,950	925,179
PROPERTY, PLANT AND EQUIPMENT, net	335,318	337,326
OPERATING LEASE RIGHT-OF-USE ASSETS	154,955	—
GOODWILL	439,667	437,067
INTANGIBLE ASSETS, net	354,384	356,639
OTHER ASSETS	31,860	15,840
ASSETS OF DISCONTINUED OPERATIONS	6,086	2,888
Total Assets	$2,310,220	$2,074,939

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,235	$10,525
Accounts payable	218,024	250,576
Accrued liabilities	176,164	124,665
Current portion of operating lease liabilities	29,018	—
Liabilities of discontinued operations	3,730	4,333
Total Current Liabilities	436,171	390,099
LONG-TERM DEBT, net	1,123,365	1,093,749
LONG-TERM OPERATING LEASE LIABILITIES	131,650	—
OTHER LIABILITIES	104,298	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	6,281	3,331
Total Liabilities	1,801,765	1,597,176
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	508,455	477,763
Total Liabilities and Shareholders’ Equity	$2,310,220	$2,074,939

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2020 and 2019
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2019	82,775	$20,694	$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—	—	10,612	—	—	—	—	10,612
Dividend	—	—	—	(3,392)	—	—	—	—	(3,392)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	80	(1,758)	—	—	(1,758)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	182	45	(45)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	609	—	—	—	—	—	609
Stock-based compensation	—	—	3,150	—	—	—	—	—	3,150
Stock-based consideration	—	—	239	—	—	—	—	—	239
Other comprehensive income, net of tax	—	—	—	—	—	—	6,841	—	6,841
Balance at December 31, 2019	82,957	$20,739	$522,970	$575,736	36,049	$(538,066)	$(59,075)	$(27,611)	$494,693
Net income	—	—	—	895	—	—	—	—	895
Dividend	—	—	—	(3,422)	—	—	—	—	(3,422)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	261	(5,721)	—	—	(5,721)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	784	196	(196)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	435	—	—	—	—	—	435
Stock-based compensation	—	—	3,662	—	—	—	—	—	3,662
Stock-based consideration	—	—	117	—	—	—	—	—	117
Other comprehensive income, net of tax	—	—	—	—	—	—	(14,834)	—	(14,834)
Balance at March 31, 2020	83,741	$20,935	$526,988	$573,209	36,310	$(543,787)	$(73,909)	$(26,982)	$476,454
Net income	—	—	—	21,831	—	—	—	—	21,831
Dividend	—	—	—	(3,558)	—	—	—	—	(3,558)
Amortization of deferred compensation	—	—	—	—	—	—	—	628	628
Equity awards granted, net	(6)	(1)	1	—	—	—	—	—	—
ESOP allocation of common stock	—	—	352	—	—	—	—	—	352
Stock-based compensation	—	—	3,930	—	—	—	—	—	3,930
Stock-based consideration	—	—	116	—	—	—	—	—	116
Other comprehensive income, net of tax	—	—	—	—	—	—	8,702	—	8,702
Balance at June 30, 2020	83,735	$20,934	$531,387	$591,482	36,310	$(543,787)	$(65,207)	$(26,354)	$508,455

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	—	—	—	—	—	250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
Net loss	—	—	—	(1,156)	—	—	—	—	(1,156)
Dividend	—	—	—	(3,704)	—	—	—	—	(3,704)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	3	(48)	—	—	(48)
Amortization of deferred compensation	—	—	—	—	—	—	—	507	507
Common stock acquired	—	—	—	—	8	(82)	—	—	(82)
Equity awards granted, net	48	12	(12)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	601	—	—	—	—	—	601
Stock-based compensation	—	—	3,422	—	—	—	—	—	3,422
Stock-based consideration	—	—	303	—	—	—	—	—	303
Other comprehensive income, net of tax	—	—	—	—	—	—	2,880	—	2,880
Balance at March 31, 2019	82,769	$20,692	$510,585	$545,600	35,969	$(536,308)	$(36,682)	$(29,603)	$474,284
Net income	—	—	—	13,595	—	—	—	—	13,595
Dividend	—	—	—	(3,415)	—	—	—	—	(3,415)
Amortization of deferred compensation	—	—	—	—	—	—	—	682	682
ESOP allocation of common stock	—	—	435	—	—	—	—	—	435
Stock-based compensation	—	—	3,332	—	—	—	—	—	3,332
Stock-based consideration	—	—	287	—	—	—	—	—	287
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,035)	—	(1,035)
Balance at June 30, 2019	82,769	$20,692	$514,639	$555,780	35,969	$(536,308)	$(37,717)	$(28,921)	$488,165
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$632,061	$574,970	$1,746,849	$1,635,125
Cost of goods and services	467,058	420,487	1,279,893	1,200,092
Gross profit	165,003	154,483	466,956	435,033

Selling, general and administrative expenses	113,509	117,989	357,774	343,526

Income from operations	51,494	36,494	109,182	91,507

Other income (expense)
Interest expense	(16,725)	(17,288)	(49,807)	(51,334)
Interest income	140	201	711	611
Loss from debt extinguishment, net	(1,235)	—	(7,925)	—
Other, net	806	979	2,199	3,251
Total other expense, net	(17,014)	(16,108)	(54,822)	(47,472)

Income before taxes from continuing operations	34,480	20,386	54,360	44,035
Provision for income taxes	12,649	6,258	21,022	14,664
Income from continuing operations	$21,831	$14,128	$33,338	$29,371

Discontinued operations:
Loss from operations of discontinued operations	—	—	—	(11,000)
Provision (benefit) for income taxes	—	533	—	(2,821)
Loss from discontinued operations	—	(533)	—	(8,179)
Net income	$21,831	$13,595	$33,338	$21,192

Income from continuing operations	$0.52	$0.34	$0.80	$0.72
Loss from discontinued operations	—	(0.01)	—	(0.20)
Basic earnings per common share	$0.52	$0.33	$0.80	$0.52

Basic weighted-average shares outstanding	41,712	40,967	41,483	40,888

Income from continuing operations	$0.50	$0.33	$0.76	$0.69
Income (loss) from discontinued operations	—	(0.01)	—	(0.19)
Diluted earnings per common share	$0.50	$0.31	$0.76	$0.50

Diluted weighted-average shares outstanding	43,774	43,164	43,818	42,649

Dividends paid per common share	$0.0750	$0.0725	$0.2250	$0.2175

Net income	$21,831	$13,595	$33,338	$21,192
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9,508	(1,092)	(493)	(3,943)
Pension and other post retirement plans	1,139	184	2,480	552
Change in cash flow hedges	(1,945)	(127)	(1,278)	(214)
Total other comprehensive income (loss), net of taxes	8,702	(1,035)	709	(3,605)
Comprehensive income, net	$30,533	$12,560	$34,047	$17,587

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,338	$21,192
Net loss from discontinued operations	—	8,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,067	46,172
Stock-based compensation	12,809	11,547
Asset impairment charges - restructuring	4,388	—
Provision for losses on accounts receivable	512	306
Amortization of debt discounts and issuance costs	2,871	4,133
Loss from debt extinguishment, net	7,925	—
Deferred income taxes	448	(353)
Gain on sale of assets and investments	(261)	(111)
Non-cash lease expense	28,648	—
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(81,718)	(33,223)
(Increase) decrease in inventories	34,822	(18,009)
Increase in prepaid and other assets	(17,393)	(3,921)
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(18,112)	(22,688)
Other changes, net	600	1,758
Net cash provided by operating activities	55,944	14,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(34,751)	(27,794)
Acquired businesses, net of cash acquired	(10,531)	(9,219)
Payments related to sale of business	—	(9,500)
Insurance payments	—	(10,604)
Proceeds from sale of assets	339	104
Investment purchase	(130)	(149)
Net cash used in investing activities	(45,073)	(57,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,639)	(10,262)
Purchase of shares for treasury	(7,479)	(1,478)
Proceeds from long-term debt	1,230,618	156,800
Payments of long-term debt	(1,205,231)	(108,260)
Financing costs	(16,543)	(1,012)
Contingent consideration for acquired businesses	—	(1,686)
Other, net	(31)	(197)
Net cash provided by (used in) financing activities	(9,305)	33,905

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(2,899)	(3,874)
Net cash provided by investing activities	418	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	(2,481)	(3,874)
Effect of exchange rate changes on cash and equivalents	537	503
NET DECREASE IN CASH AND EQUIVALENTS	(378)	(11,646)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,377	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$71,999	$58,112

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which could impact our business and consolidated results of operations and financial condition in the future. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 outbreak, we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s CPP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

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

The fair values of Griffon’s 2028 senior notes approximated $980,000 on June 30, 2020. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,324 at June 30, 2020 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2020, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $3,028 ($2,365 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2020, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At June 30, 2020, Griffon had $43,500 of Australian dollar contracts at a weighted average rate of $1.46 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,095 ($712, net of tax) at June 30, 2020 and gains of $556 and $1,550 were recorded in COGS during the three and nine months ended June 30, 2020, respectively, for all settled contracts. All contracts expire in 15 to 209 days.

At June 30, 2020, Griffon had $3,125 and $3,000 of Canadian and British Pound dollar contracts, respectively, at a weighted average rate of $1.36 and $0.81, respectively. The contracts, which protect Canadian and United Kingdom operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2020, fair value losses of $222 and $23 were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $115 and $202 were recorded in Other income during the three and nine months ended June 30, 2020, respectively, for all settled contracts. All contracts expire in 2 to 328 days.

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

Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and nine months ended June 30, 2020, income from operations included net unfavorable catch up adjustments approximating $4,100 and $9,344, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers. For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). These provisions had an immaterial impact on Griffon's Consolidated Financial Statements. The estimated remaining costs to complete loss contracts as of June 30, 2020 and September 30, 2019 were approximately $8,264 and $9,790, respectively.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019. See Note 12 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Transaction Price Allocated to the Remaining Performance Obligations

On June 30, 2020, we had $350,443 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 72% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $92,143 as of June 30, 2020 compared to $105,111 as of September 30, 2019. The $12,968 decrease in our contract assets balance was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, and represent recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At June 30, 2020 and September 30, 2019, approximately $7,058 and $13,100, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of June 30, 2020, Contract costs and recognized income not yet billed included approximately $1,874 of reserves for contract risk. As of September 30, 2019, Contract costs and recognized income not yet billed included no reserves for contract risk.

Contract liabilities were $20,719 as of June 30, 2020 compared to $26,259 as of September 30, 2019. The $5,540 decrease in the contract liabilities balance was due to the recognition of revenue primarily from surveillance and airborne maritime surveillance radar programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

During the nine months ended June 30, 2020, the Company incurred acquisition costs of $2,960. The Company did not incur acquisition costs in the three months ended June 30, 2020. The Company did not incur acquisition costs in the three and nine months ended June 30, 2019.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2020	At September 30, 2019
Raw materials and supplies	$131,021	$121,791
Work in process	90,343	93,830
Finished goods	189,664	226,500
Total	$411,028	$442,121

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2020	At September 30, 2019
Land, building and building improvements	$159,225	$133,036
Machinery and equipment	585,298	580,698
Leasehold improvements	51,738	49,808
	796,261	763,542
Accumulated depreciation and amortization	(460,943)	(426,216)
Total	$335,318	$337,326

Depreciation and amortization expense for property, plant and equipment was $13,142 and $13,089 for the quarters ended June 30, 2020 and 2019, respectively, and $39,890 and $38,736 for the nine months ended June 30, 2020 and 2019, respectively. Depreciation included in SG&A expenses was $4,852 and $4,822 for the quarters ended June 30, 2020 and 2019, respectively, and $14,713 and $14,264 for the nine months ended June 30, 2020 and 2019, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

Except as described in Note 16, Restructuring Charges, no event or indicator of impairment occurred during the nine months ended June 30, 2020 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2020:

	At September 30, 2019	Goodwill from acquisitions	Other adjustments including currency translations	At June 30, 2020
Consumer and Professional Products	$227,269	$3,125	$(525)	$229,869
Home and Building Products	191,253	—	—	191,253
Defense Electronics	18,545	—	—	18,545
Total	$437,067	$3,125	$(525)	$439,667

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2020			At September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$184,445	$64,018	23	$183,515	$57,783
Technology and patents	19,348	8,075	13	19,167	7,329
Total amortizable intangible assets	203,793	72,093		202,682	65,112
Trademarks	222,684	—		219,069	—
Total intangible assets	$426,477	$72,093		$421,751	$65,112

Amortization expense for intangible assets was $2,381 and $2,506 for the quarters ended June 30, 2020 and 2019, respectively, and $7,177 and $7,436 for the nine months ended June 30, 2020 and 2019. Amortization expense for the remainder of 2020 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2020 - $2,416; 2021 - $9,387; 2022 - $9,387; 2023 - $9,234; 2024 - $9,208; 2025 - $9,208; thereafter $82,860.

Griffon performs its annual goodwill impairment testing in the fourth quarter of each year. The 2019 impairment testing resulted in all three reporting units having fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and completed an interim impairment test as of March 31, 2020. The company determined that there is no impairment to either its goodwill or indefinite-lived intangible assets at March 31, 2020. During the quarter ended June 30, 2020, the Company determined there were no triggering events.

NOTE 8 – INCOME TAXES
During the quarter ended June 30, 2020, the Company recognized a tax provision of $12,649 on income before taxes from continuing operations of $34,480, compared to a tax provision of $6,258 on income before taxes from continuing operations of $20,386 in the comparable prior year quarter. The current year quarter included restructuring charges of $1,633 ($1,224, net of tax), loss from debt extinguishment of $1,235 ($969, net of tax) and net discrete tax and certain other tax provisions, net of $1,828, that affect comparability. The prior year quarter included net discrete tax and certain other tax benefits of $669 that affect comparability. Excluding these items, the effective tax rates for the quarters ended June 30, 2020 and 2019 were 30.8% and 34.0%, respectively.
During the nine months ended June 30, 2020, the Company recognized a tax provision of $21,022 on Income before taxes from continuing operations of $54,360, compared to a tax provision of $14,664 on Income before taxes from continuing operations of $44,035 in the comparable prior year period. The nine month period ended June 30, 2020 included restructuring charges of $11,171 ($8,377, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $7,925 ( $6,214, net of tax) and net discrete tax provisions of $1,248. The nine month period ended June 30, 2019 included net discrete tax benefits of $299. Excluding these items, the effective tax rates for the nine months ended June 30, 2020 and 2019 were 32.6% and 34.0%, respectively.

In response to the COVID-19 outbreak, the U.S. Congress approved certain changes to the federal tax laws in March 2020. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.

NOTE 9 – LONG-TERM DEBT

		At June 30, 2020					At September 30, 2019
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$375	(14,877)	$985,498	5.75%	$—	$—	$—	$—	—%
Senior notes due 2022	(a)	—	—	—	—	5.25%	1,000,000	867	(9,175)	991,692	5.25%
Revolver due 2025	(b)	104,181	—	(2,544)	101,637	Variable	50,000	—	(1,243)	48,757	Variable
Capital lease - real estate	(d)	11,564	—	(36)	11,528	5.00%	4,388	—	(55)	4,333	5.00%
Non US lines of credit	(e)	—	—	(33)	(33)	Variable	17,576	—	(45)	17,531	Variable
Non US term loans	(e)	30,736	—	(172)	30,564	Variable	36,977	—	(188)	36,789	Variable
Other long term debt	(f)	3,422	—	(16)	3,406	Variable	5,190	—	(18)	5,172	Variable
Totals		1,149,903	375	(17,678)	1,132,600		1,114,131	867	(10,724)	1,104,274
less: Current portion		(9,235)	—	—	(9,235)		(10,525)	—	—	(10,525)
Long-term debt		$1,140,668	$375	$(17,678)	$1,123,365		$1,103,606	$867	$(10,724)	$1,093,749

		Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.8%	$12,219	$—	$277	$12,496	n/a	$—	$—	$—	$—
Senior notes due 2022	(a)	6.2%	1,960	11	155	2,126	5.7%	13,125	68	950	14,143
Revolver due 2025	(b)	Variable	1,597	—	134	1,731	Variable	2,282	—	220	2,502
ESOP Loans	(c)	n/a	—	—	—	—	7.2%	—	—	—	—
Capital lease - real estate	(d)	6.3%	33	—	6	39	5.6%	78	—	7	85
Non US lines of credit	(e)	Variable	4	—	(1)	3	Variable	4	—	3	7
Non US term loans	(e)	Variable	222	—	21	243	Variable	376	—	44	420
Other long term debt	(f)	Variable	102	—	1	103	Variable	149	—	—	149
Capitalized interest			(16)	—	—	(16)		(18)	—	—	(18)
Totals			$16,121	$11	$593	$16,725		$15,996	$68	$1,224	$17,288

(1) n/a = not applicable

		Nine Months Ended June 30, 2020					Nine Months Ended June 30, 2019
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$17,785	$—	$412	$18,197	—%	$—	$—	$—	$—
Senior notes due 2022	(a)	5.7%	23,125	123	1,734	24,982	5.7%	39,375	202	2,852	42,429
Revolver due 2025	(b)	Variable	4,798	—	531	5,329	Variable	4,846	—	761	5,607
ESOP Loans	(c)	n/a	—	—	—	—	6.6%	937	—	186	1,123
Capital lease - real estate	(d)	6.1%	146	—	19	165	5.5%	294	—	19	313
Non US lines of credit	(e)	Variable	11	—	11	22	Variable	15	—	11	26
Non US term loans	(e)	Variable	786	—	40	826	Variable	1,273	—	97	1,370
Other long term debt	(f)	Variable	394	—	1	395	Variable	478	—	6	484
Capitalized interest			(109)	—	—	(109)		(18)	—	—	(18)
Totals			$46,936	$123	$2,748	$49,807		$47,200	$202	$3,932	$51,334

(a)
On June 22, 2020, Griffon completed the add-on offering through a private placement $150,000 principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due in 2028, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% senior notes due 2022 (the “2022 Senior Notes"). As of June 30, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020, Griffon exchanged substantially all of the $850,000 Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. Griffon intends to complete an offer to exchange the remaining $150,000 Senior Notes for substantially identical Senior Notes registered under the Securities Act during the fourth quarter of fiscal 2020. The fair value of the 2028 Senior Notes approximated $980,000 on June 30, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $15,289 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such terms. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 5.25% $1,000,000 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

(b)
On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2020, there were $104,181of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $21,617; and $274,202 was available, subject to certain loan covenants, for borrowing at that date.

(c)
In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2020 was $30,513.

(d)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 2.9%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains one five-year renewal option. At June 30, 2020, $11,528 was outstanding, net of issuance costs.

(e)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($10,974 as of June 30, 2020) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.46% LIBOR USD and 1.56% Bankers Acceptance Rate CDN as of June 30, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($10,974 as of June 30, 2020) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.09% at June 30, 2020). During the quarter ended June 30, 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. The term loan had an outstanding balance of AUD 17,125 ($11,761 as of June 30, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.05% and 1.49%, respectively, at June 30, 2020). At June 30, 2020, there were no borrowings under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,700 and GBP 2,500, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.33% and 1.88% at June 30, 2020, respectively). The revolving facility matures in June 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.75% (1.85% as of June 30, 2020). As of June 30, 2020, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 15,398 ($18,975 as of June 30, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(f)	Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At June 30, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During 2020, the Company paid a quarterly cash dividend of $0.075 per share in each quarter, totaling $0.225 per share for the nine months ended June 30, 2020. During 2019, the Company paid a quarterly cash dividend of $0.0725 per share, totaling $0.29 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its credit facility; dividends paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On July 29, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on September 17, 2020 to shareholders of record as of the close of business on August 20, 2020.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the

Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2020, there were 1,063,148 shares available for grant.

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

During the third quarter of 2020, Griffon granted 7,599 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $125, or a weighted average fair value of $16.45 per share.
The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Restricted stock	$3,930	$3,332	$10,742	$9,687
ESOP	577	715	2,067	1,860
Total stock based compensation	$4,507	$4,047	$12,809	$11,547

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and nine months ended June 30, 2020, Griffon did not purchase any shares of common stock under these repurchase programs. As of June 30, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter ended June 30, 2020, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2020, 340,775 shares, with a market value of $7,409, or $21.74 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Common shares outstanding	47,425	46,801	47,425	46,801
Unallocated ESOP shares	(2,108)	(2,314)	(2,108)	(2,314)
Non-vested restricted stock	(3,555)	(3,426)	(3,555)	(3,426)
Impact of weighted average shares	(50)	(94)	(279)	(173)
Weighted average shares outstanding - basic	41,712	40,967	41,483	40,888
Incremental shares from stock based compensation	2,062	2,197	2,335	1,761
Weighted average shares outstanding - diluted	43,774	43,164	43,818	42,649

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2020	2019	2020	2019
Consumer and Professional Products	$328,929	$273,710	$844,917	$777,916
Home and Building Products	219,164	221,521	670,374	631,615
Defense Electronics	83,968	79,739	231,558	225,594
Total consolidated net sales	$632,061	$574,970	$1,746,849	$1,635,125

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Residential repair and remodel	$50,709	$35,416	$126,304	$101,015
Retail	177,271	148,596	441,795	424,537
Residential new construction	14,487	15,345	44,344	43,162
Industrial	9,303	12,880	30,461	34,054
International excluding North America	77,159	61,473	202,013	175,148
Total Consumer and Professional Products	328,929	273,710	844,917	777,916
Residential repair and remodel	109,876	112,730	332,681	316,368
Commercial construction	84,521	83,382	262,708	243,939
Residential new construction	24,767	25,409	74,985	71,308
Total Home and Building Products	219,164	221,521	670,374	631,615
U.S. Government	54,802	46,579	151,126	138,515
International	24,779	30,120	68,333	75,348
Commercial	4,387	3,040	12,099	11,731
Total Defense Electronics	83,968	79,739	231,558	225,594
Total Consolidated Revenue	$632,061	$574,970	$1,746,849	$1,635,125
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

REVENUE BY GEOGRAPHIC AREA - DESTINATION	For the Three Months Ended June 30, 2020				For the Nine Months Ended June 30, 2020
	CPP	HBP	Defense Electronics	Total	CPP	HBP	Defense Electronics	Total
United States	$232,544	$209,222	$56,294	$498,060	$584,114	$635,232	$157,508	$1,376,854
Europe	29,267	81	8,636	37,984	60,609	109	24,501	85,219
Canada	18,231	7,729	3,012	28,972	53,527	26,849	9,795	90,171
Australia	47,614	—	1,012	48,626	140,874	—	1,807	142,681
All other countries	1,273	2,132	15,014	18,419	5,793	8,184	37,947	51,924
Consolidated revenue	$328,929	$219,164	$83,968	$632,061	$844,917	$670,374	$231,558	$1,746,849

REVENUE BY GEOGRAPHIC AREA - DESTINATION	For the Three Months Ended June 30, 2019				For the Nine Months Ended June 30, 2019
	CPP	HBP	Defense Electronics	Total	CPP	HBP	Defense Electronics	Total
United States	$193,948	$206,489	$49,379	$449,816	$541,309	$592,261	$148,853	$1,282,423
Europe	25,663	31	8,387	34,081	53,871	77	27,188	81,136
Canada	16,246	9,867	2,855	28,968	54,456	27,832	8,542	90,830
Australia	35,829	163	838	36,830	121,617	613	2,426	124,656
All other countries	2,024	4,971	18,280	25,275	6,663	10,832	38,585	56,080
Consolidated revenue	$273,710	$221,521	$79,739	$574,970	$777,916	$631,615	$225,594	$1,635,125

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Segment adjusted EBITDA:
Consumer and Professional Products	$37,115	$23,970	$84,068	$73,151
Home and Building Products	39,299	33,851	110,635	85,283
Defense Electronics	4,122	7,280	12,845	17,001
Segment adjusted EBITDA	80,536	65,101	207,548	175,435
Unallocated amounts, excluding depreciation	(11,080)	(12,033)	(34,969)	(34,505)
Adjusted EBITDA	69,456	53,068	172,579	140,930
Net interest expense	(16,585)	(17,087)	(49,096)	(50,723)
Depreciation and amortization	(15,523)	(15,595)	(47,067)	(46,172)
Loss from debt extinguishment	(1,235)	—	(7,925)	—
Restructuring charges	(1,633)	—	(11,171)	—
Acquisition costs	—	—	(2,960)	—
Income before taxes from continuing operations	$34,480	$20,386	$54,360	$44,035

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2020	2019	2020	2019
Segment:
Consumer and Professional Products	$8,197	$8,158	$24,650	$24,148
Home and Building Products	4,507	4,626	13,975	13,683
Defense Electronics	2,666	2,669	7,986	7,926
Total segment depreciation and amortization	15,370	15,453	46,611	45,757
Corporate	153	142	456	415
Total consolidated depreciation and amortization	$15,523	$15,595	$47,067	$46,172

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$7,029	$3,187	$14,561	$11,327
Home and Building Products	3,640	5,088	15,135	10,423
Defense Electronics	1,538	2,064	4,748	5,797
Total segment	12,207	10,339	34,444	27,547
Corporate	25	37	307	247
Total consolidated capital expenditures	$12,232	$10,376	$34,751	$27,794

ASSETS	At June 30, 2020	At September 30, 2019
Segment assets:
Consumer and Professional Products	$1,269,540	$1,070,510
Home and Building Products	592,038	571,216
Defense Electronics	335,262	347,575
Total segment assets	2,196,840	1,989,301
Corporate	105,343	82,429
Total continuing assets	2,302,183	2,071,730
Assets of discontinued operations	8,037	3,209
Consolidated total	$2,310,220	$2,074,939

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$1,148	$1,570	$3,450	$4,711
Expected return on plan assets	(2,585)	(2,583)	(7,757)	(7,749)
Amortization:
Prior service cost	3	4	11	11
Recognized actuarial loss	1,042	222	3,126	666
Net periodic expense (income)	$(392)	$(787)	$(1,170)	$(2,361)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Implemented
In March 2020, the Financial Accounting Standards Board ("FASB") issued optional guidance for a limited time relating to accounting for the discontinuation of the LIBOR rate also known as reference rate reform. The amendments in this update provide optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients primarily apply to the Griffon’s Credit Agreement and Non-U.S. Term Loans. The optional expedients allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on these agreements. The Company expects to apply the optional practical expedients and exceptions to modifications of its agreements affected by reference rate reform. As of June 30, 2020, the Company has not modified its agreements subject to reference rate reform.
In February 2016, FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. During 2019, the Company developed a project plan to guide the implementation of this guidance. The Company completed this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company also implemented a lease accounting software solution to support the new reporting requirements and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated key policy elections and considerations under the standard and completed an internal policy as well as training to address the new standard requirements. The Company has elected the package of practical expedients and will not apply the recognition requirements to short-term leases. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized right-of-use assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

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
In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, and is effective for the Company in fiscal 2020. Upon adoption of this guidance as of October 1, 2019, based on our evaluation, we elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The adoption of this standard did not have an impact on the Company's financial condition, results of operations, or cash flow.

Issued but not yet effective accounting pronouncements

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

In April 2019, the FASB issued guidance relating to accounting for credit losses on financial instruments, including trade receivables and derivatives and hedging. This guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in fiscal year 2021. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements and the related disclosures.
In August 2018, the FASB issued guidance which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and will be effective for the Company beginning in fiscal year 2021. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no Installation Services revenue or income for the three and nine months ended June 30, 2020 and 2019.

In 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association (HOA) claims related to the Clopay Services Corporation discontinued operations in 2008.

The following amounts summarize the total assets and liabilities are primarily for the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2020	At September 30, 2019
Assets of discontinued operations:
Prepaid and other current assets	$1,951	$321
Other long-term assets	6,086	2,888
Total assets of discontinued operations	$8,037	$3,209

Liabilities of discontinued operations:
Accrued liabilities, current	$3,730	$4,333
Other long-term liabilities	6,281	3,331
Total liabilities of discontinued operations	$10,011	$7,664

At June 30, 2020, Griffon's assets and liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income tax, and product liability, and warranty and environmental reserves.

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

In the quarter and nine months ended June 30, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $1,633 and $11,171, respectively. For the nine month period ended June 30, 2020, cash charges totaled $6,479 and non-cash, asset-related charges totaled $4,692; the cash charges included $4,842 for one-time termination benefits and other personnel-related costs and $1,637 for facility exit costs. Non-cash charges included a $1,968 impairment charge related to a facility’s operating lease as well as $671 of leasehold improvements made to the leased facility and $304 of inventory that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations. As a result of these transactions, headcount was reduced by 179.

A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended June 30, 2020	For the Nine Months Ended June 30, 2020
Cost of goods and services	$20	$4,096
Selling, general and administrative expenses	1,613	7,075
Total restructuring charges	$1,633	$11,171

	For the Three Months Ended June 30, 2020	For the Nine Months Ended June 30, 2020
Personnel related costs	$1,050	$4,842
Facilities, exit costs and other	583	1,637
Non-cash facility and other	—	4,692
Total	$1,633	$11,171

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
Q1 restructuring charges	2,134	140	4,160	6,434
Cash payments	(621)	(140)	—	(761)
Non-cash charges (1)	—	—	(4,160)	(4,160)
Accrued liability at December 31, 2019	$1,513	$—	$—	$1,513
Q2 restructuring charges	1,658	914	532	3,104
Cash payments	(1,041)	(914)	—	(1,955)
Non-cash charges (1)	—	—	(532)	(532)
Accrued liability at March 31, 2020	$2,130	$—	$—	$2,130
Q3 restructuring charges	1,050	583	—	1,633
Cash payments	(828)	(380)	—	(1,208)
Accrued liability at June 30, 2020	$2,352	$203	$—	$2,555
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets in connection with certain facility closures.

NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2020 and 2019, Other income (expense) includes $72 and $150, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $392 and $787, respectively, as well as $294 and $(14), respectively, of net investment (loss) income.

For the nine months ended June 30, 2020 and 2019, Other income (expense) includes $441 and $535, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,170 and $2,361, respectively, as well as $145 and $18, respectively, of net investment (loss) income. During the nine months ended June 30, 2020, Other income (expense) also includes a one-time contract award of $700.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,789	$8,011	$7,894	$8,174
Warranties issued and changes in estimated pre-existing warranties	5,773	3,780	14,000	12,541
Actual warranty costs incurred	(3,661)	(4,063)	(11,993)	(12,987)
Balance, end of period	$9,901	$7,728	$9,901	$7,728

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$9,508	$—	$9,508	$(1,092)	$—	$(1,092)
Pension and other defined benefit plans	1,443	(304)	1,139	236	(52)	184
Cash flow hedges	(2,779)	834	(1,945)	(199)	72	(127)
Total other comprehensive income (loss)	$8,172	$530	$8,702	$(1,055)	$20	$(1,035)

	Nine Months Ended June 30, 2020			Nine Months Ended June 31, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(493)	$—	$(493)	$(3,943)	$—	$(3,943)
Pension and other defined benefit plans	3,137	(657)	2,480	708	(156)	552
Cash flow hedges	(1,826)	548	(1,278)	(306)	92	(214)
Total other comprehensive income (loss)	$818	$(109)	$709	$(3,541)	$(64)	$(3,605)

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2020	At September 30, 2019
Foreign currency translation adjustments	$(31,777)	$(31,284)
Pension and other defined benefit plans	(32,334)	(34,814)
Change in Cash flow hedges	(1,096)	182
	$(65,207)	$(65,916)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2020	2019	2020	2019
Pension amortization	$(1,045)	$(226)	$(3,137)	$(677)
Cash flow hedges	556	663	1,550	1,597
Total gain (loss)	$(489)	$437	(1,587)	920
Tax benefit (expense)	102	(92)	333	(193)
Total	$(387)	$345	$(1,254)	$727

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

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment. In connection with the Company's restructuring activities, during the nine months ended June 30, 2020, a $1,968 impairment charge was recorded related to a facility’s operating lease as well as $671 and of leasehold improvements made to the leased facility that have no recoverable value. See Note 16, Restructuring Charges.

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

	For the Three Months Ended June 30, 2020	For the Nine Months Ended June 30, 2020
Fixed	$9,909	$28,648
Variable (a), (b)	2,032	5,608
Short-term (b)	1,280	4,103
Total*	$13,221	$38,359
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

For the Nine Months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,882
Financing cash flows from finance leases	3,202
Total	$36,084

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

At June 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$154,955

Lease Liabilities:
Current portion of operating lease liabilities	$29,018
Long-term operating lease liabilities	131,650
Total operating lease liabilities	$160,668

Finance Leases:
Property, plant and equipment, net(1)	$13,318

Lease Liabilities:
Notes payable and current portion of long-term debt	$3,427
Long-term debt, net	9,725
Total financing lease liabilities	$13,152

(1) Finance lease assets are recorded net of accumulated depreciation of $1,464.

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020(a)	$8,794	$1,259
2021	34,624	4,252
2022	29,658	2,673
2023	23,123	2,361
2024	16,904	2,101
2025	14,773	1,382
Thereafter	70,304	—
Total lease payments	198,180	14,028
Less: Imputed Interest	(37,512)	(876)
Present value of lease liabilities	$160,668	$13,152
(a) Excluding the nine months ended June 30, 2020

The aggregate minimum lease payments for operating leases, as calculated prior to the adoption of ASU 2016-02, were as follows:

At September 30, 2019
2020	$35,176
2021	30,730
2022	26,119
2023	20,008
2024	14,198
Thereafter	78,105
Total	$204,336

Average lease terms and discount rates were as follows:

At June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	8.3
Finance Leases	2.3

Weighted-average discount rate
Operating Leases	5.17%
Finance Leases	4.36%

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2018, Ames submitted a Feasibility Study recommending excavation of shallow soils for lead, arsenic and hydrocarbons in addition to deeper excavation for lead. DEC approved the selection of this remedy in 2019 by issuing a Record of Decision. Remediation activities to satisfy the Record of Decision were completed in June 2020. The DEC has requested investigation of one additional on-site area and Ames has submitted a workplan to satisfy this request. The DEC has also requested that Ames develop and implement a workplan to assess certain off-site areas adjoining the boundaries of the site, which Ames expects to submit in August 2020. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site. Ames’ insurer has accepted Ames’ claim for a substantial portion of the costs incurred and to be incurred with respect to both the on-site and off-site activities.

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

NOTE 22 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of June 30, 2020 and September 30, 2019 and for the three and nine months ended June 30, 2020 and 2019. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$4,727	$19,697	$47,575	$—	$71,999
Accounts receivable, net of allowances	—	307,625	217,590	(165,751)	359,464
Contract costs and recognized income not yet billed, net of progress payments	—	89,526	2,617	—	92,143
Inventories, net	—	347,703	63,903	(578)	411,028
Prepaid and other current assets	19,519	24,144	5,068	2,634	51,365
Assets of discontinued operations	—	—	1,951	—	1,951
Total Current Assets	24,246	788,695	338,704	(163,695)	987,950
PROPERTY, PLANT AND EQUIPMENT, net	1,232	289,224	44,862	—	335,318
OPERATING LEASE RIGHT-OF-USE ASSETS	9,633	124,566	20,756	—	154,955
GOODWILL	—	375,734	63,933	—	439,667
INTANGIBLE ASSETS, net	93	219,056	135,235	—	354,384
INTERCOMPANY RECEIVABLE	16,555	679,666	84,671	(780,892)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,702,746	766,863	3,154,553	(5,624,162)	—
OTHER ASSETS	12,228	39,491	(5,638)	(14,221)	31,860
ASSETS OF DISCONTINUED OPERATIONS	—	—	6,086	—	6,086
Total Assets	$1,766,733	$3,283,295	$3,843,162	$(6,582,970)	$2,310,220
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$2,973	$6,262	$—	$9,235
Accounts payable and accrued liabilities	58,619	426,260	72,451	(163,142)	394,188
Current portion of operating lease liabilities	1,842	22,229	4,947	—	29,018
Liabilities of discontinued operations	—	—	3,730	—	3,730
Total Current Liabilities	60,461	451,462	87,390	(163,142)	436,171

LONG-TERM DEBT, net	1,087,135	10,258	25,972	—	1,123,365
LONG-TERM OPERATING LEASE LIABILITIES	8,886	106,552	16,212	—	131,650
INTERCOMPANY PAYABLES	77,139	254,479	467,463	(799,081)	—
OTHER LIABILITIES	24,657	77,228	10,242	(7,829)	104,298
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	6,281	—	6,281
Total Liabilities	1,258,278	899,979	613,560	(970,052)	1,801,765
SHAREHOLDERS’ EQUITY	508,455	2,383,316	3,229,602	(5,612,918)	508,455
Total Liabilities and Shareholders’ Equity	$1,766,733	$3,283,295	$3,843,162	$(6,582,970)	$2,310,220

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,649	$25,217	$45,511	$—	$72,377
Accounts receivable, net of allowances	—	227,069	38,580	(1,199)	264,450
Contract costs and recognized income not yet billed, net of progress payments	—	104,109	1,002	—	105,111
Inventories, net	—	372,839	69,540	(258)	442,121
Prepaid and other current assets	8,238	25,754	6,951	(144)	40,799
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	9,887	754,988	161,905	(1,601)	925,179

PROPERTY, PLANT AND EQUIPMENT, net	1,184	289,282	46,860	—	337,326
GOODWILL	—	375,734	61,333	—	437,067
INTANGIBLE ASSETS, net	93	224,275	132,271	—	356,639
INTERCOMPANY RECEIVABLE	5,834	864,884	75,684	(946,402)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,628,031	581,438	3,233,038	(5,442,507)	—
OTHER ASSETS	8,182	24,635	(2,352)	(14,625)	15,840
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,888	—	2,888
Total Assets	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,075	$7,450	$—	$10,525
Accounts payable and accrued liabilities	41,796	266,411	68,390	(1,356)	375,241
Liabilities of discontinued operations	—	—	4,333	—	4,333
Total Current Liabilities	41,796	269,486	80,173	(1,356)	390,099
LONG-TERM DEBT, net	1,040,449	3,119	50,181	—	1,093,749
INTERCOMPANY PAYABLES	71,634	457,265	444,557	(973,456)	—
OTHER LIABILITIES	21,569	81,582	15,017	(8,171)	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,331	—	3,331
Total Liabilities	1,175,448	811,452	593,259	(982,983)	1,597,176
SHAREHOLDERS’ EQUITY	477,763	2,303,784	3,118,368	(5,422,152)	477,763
Total Liabilities and Shareholders’ Equity	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$515,083	$126,847	$(9,869)	$632,061
Cost of goods and services	—	385,717	91,541	(10,200)	467,058
Gross profit	—	129,366	35,306	331	165,003
Selling, general and administrative expenses	5,229	85,512	22,913	(145)	113,509

Income (loss) from operations	(5,229)	43,854	12,393	476	51,494
Other income (expense)
Interest income (expense), net	(7,013)	(9,537)	(35)	—	(16,585)
Loss from debt extinguishment, net	(1,235)	—	—	—	(1,235)
Other, net	126	(2,852)	4,004	(472)	806
Total other income (expense)	(8,122)	(12,389)	3,969	(472)	(17,014)
Income (loss) before taxes	(13,351)	31,465	16,362	4	34,480
Provision (benefit) for income taxes	(3,533)	10,843	5,335	4	12,649
Income (loss) before equity in net income of subsidiaries	(9,818)	20,622	11,027	—	21,831
Equity in net income (loss) of subsidiaries	31,649	10,920	20,622	(63,191)	—

Net Income (loss)	$21,831	$31,542	$31,649	$(63,191)	$21,831
Comprehensive income (loss)	$30,533	$36,940	$26,251	$(63,191)	$30,533

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$470,228	$118,694	$(13,952)	$574,970
Cost of goods and services	—	350,197	84,568	(14,278)	420,487
Gross profit	—	120,031	34,126	326	154,483
Selling, general and administrative expenses	5,342	85,885	27,252	(490)	117,989
Income (loss) from operations	(5,342)	34,146	6,874	816	36,494
Other income (expense)
Interest income (expense), net	(7,171)	(9,048)	(868)	—	(17,087)
Other, net	4,963	(15,918)	12,762	(828)	979
Total other income (expense)	(2,208)	(24,966)	11,894	(828)	(16,108)
Income (loss) before taxes	(7,550)	9,180	18,768	(12)	20,386
Provision (benefit) for income taxes	(4,815)	9,124	1,961	(12)	6,258
Income (loss) before equity in net income of subsidiaries	(2,735)	56	16,807	—	14,128
Equity in net income (loss) of subsidiaries	16,330	15,641	56	(32,027)	—
Income (loss) from continuing operations	13,595	15,697	16,863	(32,027)	14,128
Income (loss) from operation of discontinued businesses	—	—	—	—	—
Provision (benefit) from income taxes	—	—	533	—	533
Income (loss) from discontinued operations	—	—	(533)	—	(533)
Net Income (loss)	$13,595	$15,697	$16,330	$(32,027)	$13,595

Comprehensive income (loss)	$12,560	$(597)	$32,624	$(32,027)	$12,560

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,418,975	$357,812	$(29,938)	$1,746,849
Cost of goods and services	—	1,058,556	252,331	(30,994)	1,279,893
Gross profit	—	360,419	105,481	1,056	466,956

Selling, general and administrative expenses	19,169	264,698	74,237	(330)	357,774
Income (loss) from operations	(19,169)	95,721	31,244	1,386	109,182
Other income (expense)
Interest income (expense), net	(20,217)	(28,916)	37	—	(49,096)
Loss from debt extinguishment, net	(7,925)	—	—	—	(7,925)
Other, net	(389)	(6,870)	10,844	(1,386)	2,199
Total other income (expense)	(28,531)	(35,786)	10,881	(1,386)	(54,822)
Income (loss) before taxes	(47,700)	59,935	42,125	—	54,360
Provision (benefit) for income taxes	(17,355)	22,648	15,729	—	21,022
Income (loss) before equity in net income of subsidiaries	(30,345)	37,287	26,396	—	33,338
Equity in net income (loss) of subsidiaries	63,683	26,457	37,287	(127,427)	—

Net income (loss)	$33,338	$63,744	$63,683	$(127,427)	$33,338

Comprehensive income (loss)	$34,047	$63,744	$63,683	$(127,427)	$34,047

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,352,211	$311,219	$(28,305)	$1,635,125
Cost of goods and services	—	1,013,676	215,786	(29,370)	1,200,092
Gross profit	—	338,535	95,433	1,065	435,033

Selling, general and administrative expenses	15,651	255,674	72,478	(277)	343,526
Income (loss) from operations	(15,651)	82,861	22,955	1,342	91,507

Other income (expense)
Interest income (expense), net	(20,806)	(27,306)	(2,611)	—	(50,723)
Other, net	4,228	(14,102)	14,479	(1,354)	3,251
Total other income (expense)	(16,578)	(41,408)	11,868	(1,354)	(47,472)
Income (loss) before taxes	(32,229)	41,453	34,823	(12)	44,035
Provision (benefit) for income taxes	(12,592)	20,390	6,878	(12)	14,664
Income (loss) before equity in net income of subsidiaries	(19,637)	21,063	27,945	—	29,371
Equity in net income (loss) of subsidiaries	40,829	33,337	21,063	(95,229)	—
Income (loss) from continuing operations	$21,192	$54,400	$49,008	$(95,229)	$29,371
Income (loss) from operations of discontinued businesses	—	—	(11,000)	—	(11,000)
Provision (benefit) from income taxes	—	—	(2,821)	—	(2,821)
Income (loss) from discontinued operations	—	—	(8,179)	—	(8,179)
Net income (loss)	$21,192	$54,400	$40,829	$(95,229)	$21,192

Comprehensive income (loss)	$17,587	$58,450	$36,779	$(95,229)	$17,587

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2020

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,338	$63,744	$63,683	$(127,427)	$33,338
Net cash provided by (used in) operating activities:	(10,683)	35,520	31,107	—	55,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(306)	(30,497)	(3,948)	—	(34,751)
Acquired businesses, net of cash acquired	—	—	(10,531)	—	(10,531)
Investment purchases	(130)	—	—	—	(130)
Proceeds from sale of assets	—	341	(2)	—	339
Net cash provided by (used in) investing activities	(436)	(30,156)	(14,481)	—	(45,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(7,479)	—	—	—	(7,479)
Proceeds from long-term debt	1,224,722	—	5,896	—	1,230,618
Payments of long-term debt	(1,171,365)	(2,647)	(31,219)	—	(1,205,231)
Financing costs	(16,543)	—	—	—	(16,543)
Dividends paid	(10,639)	—	—	—	(10,639)
Other, net	(4,499)	(7,723)	12,191	—	(31)
Net cash provided by (used in) financing activities	14,197	(10,370)	(13,132)	—	(9,305)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used) in discontinued operations	—	—	(2,481)	—	(2,481)
Effect of exchange rate changes on cash and equivalents	—	(514)	1,051	—	537
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,078	(5,520)	2,064	—	(378)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,649	25,217	45,511	—	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$4,727	$19,697	$47,575	$—	$71,999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,192	$54,400	$40,829	$(95,229)	$21,192
Net (income) loss from discontinued operations	—	—	8,179	—	8,179
Net cash provided by (used in) operating activities:	(20,805)	24,179	11,608	—	14,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(247)	(23,221)	(4,326)	—	(27,794)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Investment purchases	(149)	—	—	—	(149)
Proceeds from sale of business	(9,500)	—	—	—	(9,500)
Insurance payments	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	79	25	—	104
Net cash provided by (used in) investing activities	(29,719)	(23,142)	(4,301)	—	(57,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	138,541	116	18,143	—	156,800
Payments of long-term debt	(75,694)	(2,605)	(29,961)	—	(108,260)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Financing costs	(1,012)	—	—	—	(1,012)
Dividends paid	(10,262)	—	—	—	(10,262)
Other, net	(197)	5,694	(5,694)	—	(197)
Net cash provided by (used in) financing activities	49,898	3,205	(19,198)	—	33,905
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	—	(3,874)	—	(3,874)
Effect of exchange rate changes on cash and equivalents	—	(118)	621	—	503
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(626)	4,124	(15,144)	—	(11,646)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$15,350	$20,477	$22,285	$—	$58,112

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

Impact of COVID-19 on Our Business
Our first priority is the health and safety of our employees, our customers and their families. As of the date of this filing, all of Griffon's facilities are fully operational. All of Griffon’s facilities have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19.

Since the end of the second quarter of fiscal 2020 and through the date of this filing, all of our businesses are experiencing normal or better order patterns compared with the same time period last year, with the exception of HBP's residential sectional garage door business, which experienced an 18% decline in orders in April; however, the quarter ended with volume in line with prior year driven by strong May and June orders. Our supply chains have generally not experienced significant disruption, and at this time we do not anticipate any such material disruption in the near term. Many U.S. states have lifted executive orders requiring all workers to remain at home unless their work is critical, essential, or life-sustaining. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) DE is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and

3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance and manufacturing and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $274,202 was available at June 30, 2020), and extended maturity of the facility to 2025. In addition the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new senior notes with a maturity of 2028 and in June 2020, refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. While the first half of Griffon’s fiscal year is typically a net cash usage period, April typically begins Griffon’s period of strong cash generation, which usually continues through the end of the fiscal year. We will continue to actively monitor the situation and may take further actions that impact our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. Please see Part II, item 1A "Risk Factors" in this Form 10-Q.

Business Highlights

On February 19, 2020, Griffon issued, at par, $850,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”) and on June 8, 2020 Griffon issued an additional $150,000, at 100.25% of par, of notes under the same indenture. Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022.

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

OVERVIEW

Revenue for the quarter ended June 30, 2020 was $632,061 compared to $574,970 in the prior year comparable quarter, an increase of approximately 10%, driven by increased revenue at CPP and DE of 20% and 5%, respectively, partially offset by decreased revenue at HBP of 1%. Organic revenue growth was 9%. Income from continuing operations was $21,831 or $0.50 per share, compared to $14,128, or $0.33 per share, in the prior year quarter. The current year quarter results from continuing operations included the following:

–    Restructuring charges of $1,633 ($1,224, net of tax, or $0.03 per share);
–    Loss from debt extinguishment $1,235 ($969, net of tax, or $0.02 per share);
– Discrete and certain other tax provision, net, of $1,828 or $0.04 per share.

The prior year quarter results from continuing operations included discrete and certain other tax benefits, net, of $669 or $0.02 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $25,852, or $0.59 per share, in the current year quarter compared to $13,459, or $0.31 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2020 was $1,746,849 compared to $1,635,125 in the prior year period, an increase of 7%, driven by increased revenue at CPP and HBP driven by strong customer demand in the home improvement space. Organic growth was 6%. CPP revenue increased by 9%, 7% organically. HBP revenue increased by 6% and DE revenue increased by 3%. Income from continuing operations was $33,338 or $0.76 per share, compared to $29,371, or $0.69 per share, in the prior year period. The current year-to-date results from continuing operations included the following:

–    Restructuring charges of $11,171 ($8,377, net of tax, or $0.19 per share);
–    Loss from debt extinguishment $7,925 ($6,214, net of tax, or $0.14 per share);
–    Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
–    Discrete and certain other tax provision, net, of $1,248 or $0.03 per share.

The prior year-to-date results from continuing operations included discrete and certain other tax benefits, net, of $299 or $0.01 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $51,498, or $1.18 per share in the current year period ended June 30, 2020 compared to $29,072, or $0.68 per share, in the comparable prior year period.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations	$21,831	$14,128	$33,338	$29,371

Adjusting items:
Restructuring charges	1,633	—	11,171	—
Loss from debt extinguishment	1,235	—	7,925	—
Acquisition costs	—	—	2,960	—
Tax impact of above items	(675)	—	(5,144)	—
Discrete and certain other tax provisions (benefits), net	1,828	(669)	1,248	(299)

Adjusted income from continuing operations	$25,852	$13,459	$51,498	$29,072

Diluted earnings per common share	$0.50	$0.33	$0.76	$0.69

Adjusting items, net of tax:
Restructuring charges	0.03	—	0.19	—
Loss from debt extinguishment	0.02	—	0.14	—
Acquisition costs	—	—	0.05	—
Discrete and certain other tax provisions (benefits), net	0.04	(0.02)	0.03	(0.01)

Adjusted earnings per common share	$0.59	$0.31	$1.18	$0.68

Weighted-average shares outstanding (in thousands)	43,774	43,164	43,818	42,649

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF CONTINUING OPERATIONS

Three and Nine months ended June 30, 2020 and 2019

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

See table provided in Note 12 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2020		2019		2020		2019
Revenue	$328,929		$273,710		$844,917		$777,916
Adjusted EBITDA	37,115	11.3%	23,970	8.8%	84,068	9.9%	73,151	9.4%
Depreciation and amortization	8,197		8,158		24,650		24,148

For the quarter ended June 30, 2020, revenue increased $55,219 or 20%, compared to the prior year period, primarily due to increased volume of 19%, driven by increased consumer demand for home improvement initiatives in North America and Australia resulting from COVID-19 stay at home orders, favorable price and mix of 1% and incremental revenue from the Apta acquisition of 2%, partially offset by an unfavorable impact of foreign exchange of 2%. Organic growth was 18%.

For the quarter ended June 30, 2020, Adjusted EBITDA increased 55% to $37,115 compared to $23,970 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above, partially offset by increased tariffs and COVID-19 related inefficiencies and direct costs. For the quarter ended June 30, 2020, EBITDA reflects an unfavorable foreign exchange impact of 2%.

For the nine months ended June 30, 2020, revenue increased $67,001 or 9%, compared to the prior year period, driven by increased volume of 6% for reasons noted above, favorable price and mix of 2% and incremental revenue from the Apta acquisition of 2%, partially offset by a 1% unfavorable impact due to foreign exchange. Organic growth was 7%.

For the nine months ended June 30, 2020, Adjusted EBITDA increased 15% to $84,068 compared to $73,151 in the prior year period. The favorable variance primarily resulted increased revenue noted above, partially offset by tariffs and COVID-19 related inefficiencies and direct costs. For the nine months ended June 30, 2020, EBITDA reflects an unfavorable foreign exchange impact of 2%.

Direct COVID-19 related expenses totaled approximately $2,207 and $2,471 for the quarter and year to date periods, respectively.

Segment depreciation and amortization remained consistent with the prior year comparable quarter and increased $502 from the year-to-date comparable period primarily due to the onset of depreciation for new assets placed in service.

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

In connection with this initiative, during the nine months ended June 30, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $11,171, comprised of cash charges of $6,479 and non-cash, asset-related charges of $4,692; the cash charges included $4,842 for one-time termination benefits and other personnel-related costs and $1,637 for facility exit costs. During the quarter and nine month period ended June 30, 2020, capital expenditures of $3,371 and $3,671, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Anticipated Charges	$12,000	$4,000	$19,000	$35,000	$40,000
Q1 FY2020 Activity	(2,134)	(140)	(4,160)	(6,434)	—
Q2 FY2020 Activity	(1,658)	(914)	(532)	(3,104)	(300)
Q3 FY2020 Activity	(1,050)	(583)	—	(1,633)	(3,371)
Total charges	(4,842)	(1,637)	(4,692)	(11,171)	(3,671)
Estimate to Complete	$7,158	$2,363	$14,308	$23,829	$36,329

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2020		2019		2020		2019
Revenue	$219,164		$221,521		$670,374		$631,615
Adjusted EBITDA	39,299	17.9%	33,851	15.3%	110,635	16.5%	85,283	13.5%
Depreciation and amortization	4,507		4,626		13,975		13,683

For the quarter ended June 30, 2020, revenue decreased $2,357 or 1%, compared to the prior year period, due to decreased volume driven by reduced residential sectional garage door orders in April of approximately18% and a subsequent recovery in May and June.

For the quarter ended June 30, 2020, Adjusted EBITDA increased 16% to $39,299 compared to $33,851 in the prior year period. EBITDA benefited from general operational efficiency improvements, partially offset by the decrease in revenue and COVID-19 related inefficiencies and direct costs.

For the nine months ended June 30, 2020, revenue increased $38,759 or 6%, compared to the prior year period, driven by increased volume of 4%, and favorable mix and pricing of 2%.

For the nine months ended June 30, 2020, Adjusted EBITDA increased 30% to $110,635 compared to $85,283 in the prior year period. The favorable variance resulted from the increased revenue noted above and general operational efficiency improvements, partially offset by COVID-19 related inefficiencies and direct costs.

Direct COVID-19 related expenses totaled approximately $1,700 for the quarter and year-to-date periods.

Segment depreciation and amortization decreased $119 from the prior year quarter due to fully depreciated assets, and increased $292 from the prior year-to-date period primarily due to the onset of depreciation for new assets placed in service.

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
Defense Electronics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2020		2019		2020		2019
Revenue	$83,968		$79,739		$231,558		$225,594
Adjusted EBITDA	4,122	4.9%	7,280	9.1%	12,845	5.5%	17,001	7.5%
Depreciation and amortization	2,666		2,669		7,986		7,926

For the quarter ended June 30, 2020, revenue increased $4,229, or 5%, compared to the prior year period, primarily due to increased deliveries and volume of radar and communication systems, partially offset by reduced volume of airborne surveillance systems.

For the quarter ended June 30, 2020, Adjusted EBITDA decreased $3,158, or 43%, compared to the prior year comparable period, driven by unfavorable program mix, and program inefficiencies on radar and communications systems.

For the nine months ended June 30, 2020, revenue increased $5,964, or 3%, compared to the prior year period, primarily due to increased deliveries and volume of radar and communication systems revenue, partially offset by reduced multi-mode radar and maritime surveillance radar revenue.

For the nine months ended June 30, 2020, Adjusted EBITDA decreased $4,156, or 24%, compared to the prior year comparable period due to unfavorable program mix, program inefficiencies and increased operating expenses primarily due to bid and proposal activities.

Direct COVID-19 related expenses totaled approximately $600 and $700 for the quarter and year-to-date periods, respectively.

Segment depreciation and amortization remained consistent with both the prior year comparable quarter and year-to-date period.

During the nine months ended June 30, 2020, DE was awarded several new contracts and received incremental funding on existing contracts approximating $192,700. Contract backlog was $350,443 at June 30, 2020, an $18,703 increase from the second quarter, with 72% expected to be fulfilled in the next 12 months. Backlog was $389,300 at September 30, 2019. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Unallocated

For the quarter ended June 30, 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $11,080 compared to $12,033 in the prior year quarter. For the nine months ended June 30, 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $34,969 compared to $34,505 in the prior year quarter. The decrease in the current quarter compared to the respective prior year quarter primarily relates to decreases in consulting fees, travel and administrative office costs; and the increase for nine months ended June 30, 2020 compared to the respective prior year period primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization remained consistent with the prior year quarter and increased $854 for the nine months ended June 30, 2020 compared to the comparable prior year period, primarily due to the onset of depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended June 30, 2020 and 2019, Other income (expense) includes $72 and $150, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $392 and $787, respectively, as well as $294 and $(14), respectively, of net investment (loss) income.

For the nine months ended June 30, 2020 and 2019, Other income (expense) includes $441 and $535, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,170 and 2,361, respectively, as well as $145 and $18, respectively, of net investment (loss) income. During the nine months ended June 30, 2020, Other income (expense) also includes a one-time contract award of $700.

Provision for income taxes
During the quarter ended June 30, 2020, the Company recognized a tax provision of $12,649 on income before taxes from continuing operations of $34,480, compared to a tax provision of $6,258 on income before taxes from continuing operations of $20,386 in the comparable prior year quarter. The current year quarter included restructuring charges of $1,633 ($1,224, net of tax), loss from debt extinguishment of $1,235 ($969, net of tax) and net discrete tax and certain other tax provisions, net of $1,828, that affect comparability. The prior year quarter included net discrete tax and certain other tax benefits of $669 that affect comparability. Excluding these items, the effective tax rates for the quarters ended June 30, 2020 and 2019 were 30.8% and 34.0%, respectively.
During the nine months ended June 30, 2020, the Company recognized a tax provision of $21,022 on Income before taxes from continuing operations of $54,360, compared to a tax provision of $14,664 on Income before taxes from continuing operations of $44,035 in the comparable prior year period. The nine month period ended June 30, 2020 included restructuring charges of $11,171 ($8,377, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $7,925 ( $6,214, net of tax) and net discrete tax provisions of $1,248. The nine month period ended June 30, 2019 included net discrete tax benefits of $299. Excluding these items, the effective tax rates for the nine months ended June 30, 2020 and 2019 were 32.6% and 34.0%, respectively.

In response to the COVID-19 outbreak, the U.S. Congress approved certain changes to the federal tax laws in March 2020. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.
Stock based compensation

For the quarters ended June 30, 2020 and 2019, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $4,507 and $4,047, respectively. For the nine months ended June 30, 2020 and 2019, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP totaled $12,809 and $11,547, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2020, total other comprehensive income, net of taxes, of $8,702 included income of $9,508 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $1,139 benefit from pension amortization of actuarial losses; and a $1,945 loss on cash flow hedges.

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

For the nine months ended June 30, 2020, total other comprehensive income, net of taxes, of $709, included a loss of $493 from foreign currency translation adjustments primarily due to the weakening of the Canadian Dollar, partially offset by the strengthening of the Euro, British Pound and Australian currencies, all in comparison to the US Dollar, a $2,480 benefit from pension amortization of actuarial losses and a $1,278 loss on cash flow hedges.

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

At June 30, 2020, Griffon's assets and liabilities are primarily for the Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves. See Note 15, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2020	2019
Net Cash Flows Provided by (Used In):
Operating activities	$55,944	$14,982
Investing activities	(45,073)	(57,162)
Financing activities	(9,305)	33,905

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2020 was $55,944 compared to $14,982 in the comparable prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was partially offset by a net increase in working capital predominately consisting of net increases in accounts receivable and prepaid and other assets, a decrease in accounts payable due to the timing of payments, partially offset by a decrease in inventory. The working capital variances in the cash flow in the current year excludes a $28,648 benefit due to the October 1, 2019 prospective adoption of lease accounting guidance, which was in working capital in the prior year.

During the nine months ended June 30, 2020, Griffon used $45,073 of cash in investing activities from continuing operations compared to $57,162 used in the prior year comparable period. Payments for acquired businesses totaled $10,531 compared to $9,219 in the prior year comparable period. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. Payments for acquired businesses in the prior year consisted solely of a final purchase price adjustment for CornellCookson. Payments in the prior year comparable period also included $9,500 related to a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture and an insurance payment of $10,604 pertaining to the settlement of a certain life insurance benefit. Capital expenditures, net of proceeds from the sale of assets, for the nine months ended June 30, 2020 totaled $34,412, an increase of $6,722 from the prior year period.

During the nine months ended June 30, 2020, cash used by financing activities from continuing operations totaled $9,305 as compared to $33,905 provided by in the comparable prior year period. On June 22, 2020, Griffon completed an add-on offering through a private placement of $150,000 aggregate principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due in 2028, at par, completed on February 19, 2020 (collectively the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022. Cash provided by financing activities in the current period also included financing payments of $16,543 primarily associated with the redemption of the $1,000,000 of 5.25% Senior Notes due 2022 with the proceeds from the issuance of $850,000 of 5.75% Senior Notes due 2028; and the amendment and extension of the Company's revolving credit facility increasing the maximum borrowing availability from $350,000 to $400,000 and extending its maturity date from March 22, 2021 to March 22, 2025. At June 30, 2020, there were $104,181 in outstanding borrowings under the Credit Agreement, compared to $122,806 in outstanding borrowings at the same date in the prior year.

During the nine months ended June 30, 2020, the Board of Directors approved three quarterly cash dividends of $0.075 per share each. On July 29, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on September 17, 2020 to shareholders of record as of the close of business on August 20, 2020.

During the nine months ended June 30, 2020, 340,775 shares, with a market value of $7,409, or $21.74 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and nine months ended June 30, 2020, Griffon did not purchase any shares of common stock under these repurchase programs. As of June 30, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.
Through June 30, 2020, COVID-19 has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity will be sufficient to meet our cash requirements.
Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2020:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 9% of Griffon’s consolidated revenue and 65% of Telephonics’ revenue.

•	The Home Depot represented 18% of Griffon’s consolidated revenue, 28% of CPP's revenue and 12% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2020	2019
Cash and equivalents	$71,999	$72,377
Notes payables and current portion of long-term debt	9,235	10,525
Long-term debt, net of current maturities	1,123,365	1,093,749
Debt discount/premium and issuance costs	17,303	9,857
Total debt	1,149,903	1,114,131
Debt, net of cash and equivalents	$1,077,904	$1,041,754

On June 22, 2020, Griffon completed the add-on offering through a private placement of $150,000 principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due in 2028, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% senior notes due 2022 (the “2022 Senior Notes"). As of June 30, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020, Griffon exchanged substantially all of the $850,000 Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. Griffon intends to complete an offer to exchange the remaining $150,000 Senior Notes for substantially identical Senior Notes registered under the Securities Act during the fourth quarter of fiscal 2020. The fair value of the Senior Notes approximated $980,000 on June 30, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $15,289 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which will amortize over the term of such terms. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 5.25% $1,000,000 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000 and extend its maturity date from March 22, 2021 to March 22, 2025. The amended agreement also modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); a multi-currency sub-facility of $200,000 (increased from $100,000); and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000 (increased from $50,000).

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2020, there were $104,181 of outstanding borrowings under the Credit

Agreement; outstanding standby letters of credit were $21,617; and $274,202 was available, subject to certain loan covenants, for borrowing at that date.

In August 2016, and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon, which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2020 was $30,513.

Two of Griffon's subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 2.9%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains one five-year renewal option. At June 30, 2020, $11,528 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($10,974 as of June 30, 2020) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.46% LIBOR USD and 1.56% Bankers Acceptance Rate CDN as of June 30, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($10,974 as of June 30, 2020) available for borrowing.

In July 2016 and as amended in March 2019, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.09% at June 30, 2020). During the quarter ended June 30, 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. The term loan had an outstanding balance of AUD 17,125 ($11,761 as of June 30, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.05% and 1.49%, respectively, at June 30, 2020). At June 30, 2020, there were no borrowings under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,700 and GBP 2,500, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.33% and 1.88% at June 30, 2020, respectively). The revolving facility matures in June 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.75% (1.85% as of June 30, 2020). As of June 30, 2020, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 15,398 ($18,975 as of June 30, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 4.4x at June 30, 2020.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of June 30, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter ended June 30, 2020, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2020, 340,775 shares, with a market value of $7,409, or $21.74 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2019, the Company declared and paid regular cash dividends totaling $0.29 per share. During the nine months ended June 30, 2020, the Board of Directors approved and paid three quarterly cash dividends of $0.075 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On July 29, 2020, the Board of Directors declared a quarterly cash dividend of $0.075 per share, payable on September 17, 2020 to shareholders of record as of the close of business on August 20, 2020.

During the nine months ended June 30, 2020 and 2019, Griffon used cash for discontinued operations from operating activities of $2,481 and $3,874, respectively, primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.

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
The future impact of the COVID-19 outbreak and the spread of the pathogen on a global basis could adversely affect our business in a number of respects, although the extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions relating to the operation of almost all types of businesses. Within the U.S., the standards vary from state to state, but typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standard in all U.S states. We also believe that our businesses meet the applicable standards to remain open in Canada and Australia. As of the date of this filing, all of our manufacturing and distribution facilities in the U.S., Canada, Australia and China are operating, although some of them are operating at reduced capacity as a result of enacting procedures designed to prevent the spread of the virus such as social distancing and staggered shifts. The AMES manufacturing plant in Reynosa, Mexico, as well as AMES’ facilities in the UK, Ireland and New Zealand were temporarily closed for various periods during the period March through June 2020, but have resumed operations. However, changing standards regarding what type of facilities are permitted to remain open, as well as evolving interpretations of existing standards, in both the United States and around the globe, could result in additional closures of Griffon facilities.
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
If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, it may have a material adverse impact on Griffon’s business and operating results. This could include additional closures of our facilities; the extension of the term of closure for those of our facilities that are currently closed; or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. The COVID-19 outbreak has worsened in many U.S. states over the last four to eight weeks, and recently certain states have put in place new restrictions regarding the operation of many types of businesses or have tightened up restrictions already in place. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from the COVID-19 outbreak is difficult to predict, and the extent to which the COVID-19 outbreak will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain the COVID-19 outbreak or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results. To the extent the COVID-19 outbreak adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section (including those described in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2019, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the impact, to date, of the COVID-19 outbreak on sales levels in our various business.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2020	—	$—	—
May 1 - 31, 2020	—	—	—
June 1 - 30, 2020	—	—	—
Total	—	$—	—	$57,955

1.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2020, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Election of New Director

On July 29, 2020, Jerome L. Coben was elected to serve on Griffon’s Board of Directors as a Class II Director, and was appointed to serve on the Nominating and Governance Committee. Mr. Coben also entered into a customary indemnification agreement with Griffon which provides that Griffon will indemnify Mr. Coben to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Coben. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its other directors and each of its executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Mr. Coben will receive compensation for his services pursuant to our director compensation program. This program is filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019. Pursuant to our director compensation program, Mr. Coben received a grant of 4,296 restricted shares of Griffon common stock at the time of his election to the Board, which grant vests at the rate of one-third a year for three years.

Item 6	Exhibits

4.1
Registration Rights Agreement, dated as of June 22, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.1 to the Current Report on Form 8-K filed June 22, 2020 (Commission File No. 1-06620)).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Purchase Agreement, dated as of June 8, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed June 9, 2020 (Commission File No. 1-06620)).

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

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ W. Christopher Durborow
W. Christopher Durborow
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 30, 2020