Form 10-K
period 2020-09-30
GRIFFON CORP
filed 2020-11-13
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2020, the registrant’s most recently completed second quarter, was approximately $527,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2020 was $12.65. The number of the registrant’s outstanding shares was 56,124,504 as of October 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and US dollars and non-US currencies are in thousands, except per share data)

PART I
Item 1. Business

Overview

Griffon Corporation (the “Company” or “Griffon”, "we", "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company, founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

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

Through operating a diverse portfolio of businesses, we expect to reduce variability caused by external factors such as market cyclicality, seasonality, and weather. We achieve diversity by providing various product offerings and brands through multiple sales and distribution channels and conducting business across multiple countries which we consider our home markets.

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

Over the past three years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. We expanded the scope of The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay") through the acquisitions of ClosetMaid, LLC ("ClosetMaid") and CornellCookson, Inc. ("CornellCookson"), respectively. CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools. As a result of the expanded scope of the AMES and Clopay businesses, in 2019 we began reporting each as a separate segment. Griffon now reports its operations through three segments. Clopay remains in the Home and Building Products ("HBP") segment, AMES now constitutes our new Consumer and Professional Products ("CPP") segment and our Defense Electronics segment which continues to consist of Telephonics Corporation.

Impact of COVID-19 on Our Business
The health and safety of our employees, our customers and their families is a high priority for Griffon.  As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. We manufacture a substantial majority of the products that we sell, with the majority of our manufacturing activities conducted in the United States.  As a result, we have been able to mitigate the adverse impact of the COVID-19 pandemic on the global supply chain.

During fiscal 2020 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year, with the exception of HBP's sectional door business, which experienced an 18% decline in orders in April but subsequently rebounded. Our supply chains have not experienced significant disruption, and at this time we do not anticipate any such significant disruption in the near term. Although many U.S. states lifted initial executive orders issued earlier in the year requiring all workers to remain at home unless their work is critical, essential, or life-sustaining, some states and localities have recently put in place new restrictions regarding the operation of many types of businesses, or have tightened up restrictions already in place, in response to the recent worsening of the COVID-19 outbreak. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) Our Defense Electronics segment ("DE") is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $370,275 was available at September 30, 2020), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"); a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At September 30, 2020 Griffon had cash and equivalents of $218,089.

We will continue to actively monitor the situation and may take further actions that impact our operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Business Highlights

In August 2020 Griffon completed the Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165. The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company intends to use the remainder of the proceeds for general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

On February 19, 2020, Griffon issued, at par, $850,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”) and on June 8, 2020 Griffon issued an additional $150,000 of 2028 Senior Notes at 100.25% of par under the same indenture. Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022.

In January 2020, Griffon amended its credit agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility (the "Credit Agreement").

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China.
The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise. Second, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Third, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth.
Expanding the roll-out of the new business platform from our AMES U.S. operations to include AMES’ global operations will extend the duration of the project by one year, with completion now expected by the end of calendar year 2023. When fully implemented, these actions will result in annual cash savings of $30,000 to $35,000 (increased from $15,000 to $20,000) and a reduction in inventory of $30,000 to $35,000 (increased from $20,000 to $25,000), both based on fiscal 2020 operating levels.

The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 (increased from $35,000) and capital investments of approximately $65,000 (increased from $40,000). The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.
On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta is expected to contribute $15,000 in revenue in the first 12 months after the acquisition.

In June 2018, Clopay acquired CornellCookson, a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170,000. This transaction strengthened Clopay's strategic portfolio with a line of commercial rolling steel door products to complement Clopay's sectional door offerings in the commercial sector, and expands the Clopay network of professional dealers focused on the commercial market. CornellCookson generated over $200,000 in revenue in its first full year of operations.

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

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452) and contingent consideration of approximately GBP 7,000, of which approximately GBP 2,200 was earned. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay contributed approximately $35,000 in revenue in the first twelve months after the acquisition.

In November 2017, Griffon acquired Harper Brush Works, a leading U.S. manufacturer of cleaning products for professional, home, and industrial use, from Horizon Global (NYSE:HZN) for approximately $5,000. This acquisition expanded the AMES line of long-handle tools in North America to include brooms, brushes, and other cleaning products. Harper, as expected, generated approximately $10,000 in revenue in the first twelve months after the acquisition.

During fiscal 2017, Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017. The acquisition of La Hacienda, together with the February 2018 acquisition of Kelkay and November 2020 acquisition of Apta, provides AMES with additional brands and a platform for growth in the UK market and access to leading garden centers, retailers, and grocers in the UK and Ireland. In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in December 2016 and in September 2017, Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. The Hills and Tuscan Path acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ portfolio of brands and its market position in Australia and New Zealand.

We believe these actions have established a solid foundation for continuing organic growth in sales, profit, and cash generation and bolster Griffon’s platforms for opportunistic strategic acquisitions.
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

Reportable Segments:

Griffon conducts its operations through three reportable segments:

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

Since being acquired by Griffon in 2010, AMES has benefited from strategic acquisitions that have expanded its product portfolio and geographic presence. The ClosetMaid, Southern Patio, and Harper Brush Works acquisitions added to AMES' product categories in North America to include storage and organization, decorative landscaping, and cleaning products. The acquisitions of Northcote, Cyclone, Hills, and Tuscan Path in Australia established AMES as a leading supplier of tools and landscaping categories in the Australian market. As a result of the acquisitions of Kelkay, La Hacienda and Apta, the United Kingdom and Ireland have become new key markets for AMES products.

AMES has approximately 3,800 employees worldwide.

Brands

AMES' brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools , outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Dynamic Design®™ and Apta®. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. AMES' home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand.

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

•
Long-Handled Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® Jackson® and Darby™.

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

Manufacturing and Distribution

AMES has a combination of internal and external, and domestic and foreign, manufacturing sources from which it sources products for sale in the markets it serves. Principal manufacturing facilities include 644,000 square feet of manufacturing operations in Harrisburg and Camp Hill, Pennsylvania, a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot manufacturing center in St. Francois, Quebec, Canada. AMES operates smaller manufacturing facilities, including wood mills, at several other locations in the United States, and internationally in Reynosa, Mexico; Jiangmen, China; and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

AMES has two principal distribution facilities in the United States, a 1.4 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities from AMES' manufacturing sites by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida, Chino, California, Belle Vernon, Pennsylvania and Pharr, Texas, and internationally in Canada, Australia, the United Kingdom and Ireland.

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

Clopay has approximately 2,600 employees.

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

Commercial door products manufactured and marketed by Clopay include rolling steel service doors, fire doors, shutters, steel security grilles, and room dividers. Clopay also manufactures and markets commercial sectional doors, which are similar to residential garage doors, but are designed to meet the more demanding performance specifications of a commercial application.

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

Manufacturing and Distribution

Clopay's principal manufacturing facilities include 1,480,000 square feet in Troy and Russia, Ohio, 279,000 square feet in Mountain Top, Pennsylvania and 163,000 square feet in Goodyear, Arizona.

On January 31, 2019, Clopay announced a $14,000 investment in facilities infrastructure and equipment at its rolling steel manufacturing location in Mountain Top, Pennsylvania.  This project includes a 95,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state-of-the-art manufacturing equipment.  Through this expansion, the Mountain Top location improved its manufacturing efficiency and shipping operations, as well as increased manufacturing capacity to support full-rate production of new and core products. The project was completed at the end of calendar 2019.
Clopay distributes its products through a wide range of distribution channels, including a national network of 52 distribution centers with a total of approximately 1,100,000 square feet. Additionally, products are sold to over 2,500 independent professional installing dealers and to major home center retail chains including Home Depot and Menards (with the average length of the relationship with these customers being greater than 25 years). Clopay maintains strong relationships with its installing dealers and believes it is the largest supplier of sectional garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America. Clopay is currently the exclusive supplier of residential garage doors throughout North America to Home Depot and Menards.

DEFENSE ELECTRONICS

Defense Electronics consists of Telephonics Corporation ("Telephonics"). Founded in 1933, Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2020, approximately 69% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 26% to international customers and 5% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently has approximately 950 employees.

The U.S. Defense budget for fiscal year (GFY) 2020 was enacted at $722 billion, a 1.3% increase over the prior year. The Department of Defense ("DoD") budget request for fiscal year 2021 is in line with the prior year when excluding natural disaster relief emergency funding enacted in 2020. The 2021 budget request plans for the DoD budget to grow at a compound annual growth rate (“CAGR”) of 1.5% from 2020 through 2025 with continued investments expected in military readiness, modernization, and innovation.

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

Telephonics is organized into six primary business lines: Radar, Naval & Cyber Systems, Surveillance, Communications, Systems Engineering and Analysis (SEG), and Telephonics Large Scale Integration (TLSI). In July 2020, we announced that we are exploring strategic options for Telephonics’ SEG business line, which is approximately $30,000 in sales.

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

•
Naval & Cyber Systems: As a global leader for maritime surveillance radars, Telephonics is the sole provider of the US Navy’s AN/APS-153 multi-mode radar and the communications suite within the MH-60R/S multi-mission helicopters. Telephonics is developing the next generation multi-mode maritime and over-land surveillance AESA radar known as MOSAIC®. Cyber Systems focuses on ISR aircraft integration design and services with a facility that includes a 7,000 square foot hanger and a Sensitive Compartmented Information Facility (SCIF) capable of supporting various customer and Government agencies programs.

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

Backlog

The funded backlog for Telephonics approximated $380,000 at September 30, 2020, compared to $389,300 at September 30, 2019. Approximately 67% of the current backlog is expected to be filled in the next 12 months.

Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of U.S. government agencies. Backlog generally increases with bookings and converts into revenue as we incur costs related to contractual commitments or the shipment of product. The decrease in backlog was primarily attributed to the timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period. Given the nature of our business and a larger dependency on international customers, our bookings, and therefore our backlog, is impacted by the longer maturation cycles resulting in delays in the timing and amounts of such awards, which are subject to numerous factors, including fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of governmental approvals.
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

Manufacturing Facilities

Telephonics’ manufacturing facilities are located in the U.S., with significant facilities located in New York and North Carolina.

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

Griffon Corporation

Employees

As of September 30, 2020, Griffon and its subsidiaries employ approximately 7,400 people located primarily throughout the U.S., Canada, the United Kingdom, Australia, Mexico and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business may increase the number of employees or fluctuations in the level of Griffon's business activity, which could in turn require staffing level adjustments in response to actual or anticipated customer demand.

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

In managing its human capital resources, Griffon aims to attract a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships and job fairs. Griffon also seeks to retain employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace. Griffon and all of its businesses strictly comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which Griffon and its businesses have facilities. This applies to all terms and conditions of employment, including recruiting, hiring, placement, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

The COVID-19 pandemic presented unprecedented challenges in many parts of our businesses and operations, including with respect to our most valuable asset - our people. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Employees that could work from home were strongly encouraged (and in some cases, required) to do so in order to minimize the number of employees in our facilities. For onsite employees, we implemented protocols for social distancing, sanitation and mask-wearing.  We developed systems and purchased new equipment to facilitate the efficient sanitation and disinfection of all work areas. We reconfigured work processes to allow additional spacing between associates whenever possible; eliminated seating in common areas of many buildings to allow for appropriate distancing; staggered shifts and start, stop and break times; and at many facilities we began monitoring temperatures of all employees entering the facility.  We also restricted visitors and pre-screened all contractors who required access to our facilities. We implemented appreciation award programs for many of our U.S. employees who continued to work onsite during the pandemic. Throughout the pandemic, we have consistently been able to meet our customers’ demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees.

Regulation

Griffon’s operations are subject to various environmental, health, and employee safety laws and regulations. Griffon believes that it is in material compliance with these laws and regulations. Historically, compliance with environmental, health, and employee safety laws and regulations have not materially affected, and are not expected to materially affect, Griffon’s capital expenditures, earnings or competitive position. Nevertheless, Griffon cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. In 2020:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 69% of DE revenue.
b.	Home Depot represented 17% of Griffon’s consolidated revenue, 27% of CPP's revenue and 12% of HBP's revenue.
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

Seasonality

Griffon’s revenue and income are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the AMES and Clopay businesses. In 2020, 53% of AMES' sales occurred during the second and third quarters compared to 56% and 57% in 2019 and 2018, respectively. In 2020, as a result of the COVID-19 pandemic, sales orders shifted somewhat into the third and fourth quarters resulting in revenue increasing in these two quarters to 55% of 2020 sales. Clopay’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Telephonics revenue is generally driven by the delivery requirements of its customers; accordingly, Telephonics will often have increased revenue in the latter half of the year due to the U.S. government's annual budget cycle.

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

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2020.
Trademarks are of significant importance to Griffon’s AMES and Clopay businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, Clopay has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell®, Cookson®, and CornellCookson® commercial door brands. Principal global and regional trademarks used by AMES for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within AMES include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. The AMES and Clopay businesses have approximately 1,378 registered trademarks and approximately 263 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.
Patents are also important to the AMES and Clopay businesses. Clopay holds approximately 36 issued patents and 28 pending patent applications in the U.S., as well as approximately 12 and 22 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. AMES protects its designs and product innovation through the use of patents, and currently has approximately 322 issued patents and approximately 50 pending patent applications in the U.S., as well as approximately 280 and 49 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
In the government and defense business, formal intellectual property rights are of limited value. Therefore, the Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.
Environmental, Social and Governance

Griffon and its operating companies have taken into account environmental, social and governance (ESG) considerations in the management of our businesses for years.  This year, Griffon formalized its ESG commitment with a written policy, committing the Company to protecting the environment and our workers, and to ethical and transparent behavior in our business relationships. This policy can be found on the Griffon website at www.griffon.com. The new ESG section of our website also provides details on some of the Company’s efforts and commitments in the environmental, social and governance areas as well as a statement from Ronald J. Kramer, our Chief Executive Officer, reinforcing management’s strong support for our ESG efforts.

Griffon has assessed the environmental risk from its operations and has focused its efforts to date on areas with the potential to have the greatest environmental impact. The company sources sustainable hardwoods for its various wood products. Where available, we use recycled materials to construct our products, and we continuously improve our packaging to reduce both volume and environmental impact. For example, bags used for Ames’ Kelkay aggregate products in the UK are made from plant-based materials, and not from petroleum. Griffon has made a focused effort to reduce carbon emissions by reducing electricity and natural gas usage at its operating facilities. Further efforts to reduce our carbon footprint are underway by considering fuel consumption in the planning of our deliveries and the selection of delivery contractors and vehicles. Our Clopay business helps its customers reduce their own carbon footprints by providing garage doors that meet LEED (Leadership in Energy and Environmental Design) building construction standards. While Griffon’s facilities are not large consumers of water, we routinely examine options to reduce water usage or reuse water at our facilities. Ames used recycled Ames and Closetmaid tools and scrap materials in the construction of the new Ames and Closetmaid headquarters facility in the Orlando, Florida area. Over the years, Griffon operating companies have reduced the use of solvents and other chemicals and now rarely generate hazardous waste of any kind.

Our operating companies are involved in the local communities in which they operate, where we have chosen to expand production facilities rather than outsource production. We are involved in more than 100 charitable and community organizations, including well known national concerns such as Habitat for Humanity, Boys and Girls Clubs and the American Cancer Society, as well as local groups such as garden clubs. Our communities know that they can count on us in a crisis. For example, we routinely provide products and labor, as well as donations, to crisis relief organizations to help with relief efforts such as the camp fire effort in California; tornado relief in Dayton Ohio; and Hurricane Sandy relief in the New York metropolitan area; and we have participated in tool bank disaster services and donated regularly to the American Red Cross. We manufacture products that save lives, including our radars supporting U.S. Coast Guard search and rescue efforts, elevator fire prevention products from Clopay, and dock door barriers that prevent injuries relating to loading dock operation. With respect to the COVID-19 pandemic, we are proud of our efforts to keep our facilities safe, which started very early in the crisis and have been continuously reviewed, upgraded and improved, and have allowed nearly all of our facilities around the globe to stay open and continue to serve our customers, uninterrupted.

Over the last three years, we have invested nearly four million dollars in capital improvements relating to employee safety and health. These improvements include major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs. We have seen significant reductions in both the number and severity of employee injuries in recent years. Griffon has also invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias. We view our employees as more than just workers. Through our Employee Stock Ownership Plan, our U.S. employees own approximately eleven percent of Griffon stock. Our businesses engage in a variety of outreach programs in the various communities in which we operate to recruit new employees at all levels. These programs involve high schools and vocational schools, as well as colleges and universities, and often include internships as a means for potential new employees to experience what it is like to be part of our team. We also have a variety of onboarding programs, onsite job training programs, leadership development programs, and tuition reimbursement and education assistance policies, to further the development and advancement of our employees.

Our operating companies use on-site inspections and specific contractual terms to manage our supply chain operations to require compliance with environmental and social laws and regulations, as well as our policies in these areas, including with respect to human rights, child labor, slave labor and unsafe working conditions.  Telephonics requires that its subcontractors and suppliers periodically certify adherence to various Telephonics’ policies, such as those relating to human trafficking, corporate ethics and the prohibition of gratuities.  All significant Ames suppliers must periodically submit to a Factory Compliance and Capacity Assessment, which evaluates not only quality control and vendor capabilities, but assesses to what extent each supplier places an emphasis on environmental, labor and social considerations in the operation of its business. In China, where Ames both operates a manufacturing facility and sources materials and products from third parties, Ames has dedicated compliance personnel who report directly into Ames’ Vice President and General Counsel.

Honesty, transparency, and ethical practices have been ordinary course at Griffon for years, and we continue to review and upgrade our programs in these areas. Our Code of Business Ethics and Conduct, to which every employee certifies annually, requires that each and every employee conduct business to the highest ethical standards. Any acts of bribery are strictly prohibited, as is human trafficking and activities supporting human trafficking, such as the use of conflicts minerals. The Code prohibits all business courtesies except for those with an insignificant value, and even then, only under limited circumstances. Our Corporate Governance Guidelines are published on our website. While the guidelines require that a majority of directors be independent, currently all of our directors our independent except our CEO and our President (constituting over 85% of our directors). Griffon has appointed a lead independent director and has four principal board committees - Audit, Compensation, Nominating and Corporate Governance, and Finance - each of which has its responsibilities set forth in a charter available on the Griffon website.

We expect each of our 7,400 employees around the world to work hard to deliver outstanding products to our customers and to deliver value to our shareholders. And, while doing so, we expect them to respect and adhere to our environmental, social and governance commitments and policies, and to make our company a place at which all employees are proud to come to work every day.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	62
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

Robert F. Mehmel	58
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

Brian G. Harris	51
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

Seth L. Kaplan	51
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

In general, Griffon is subject to the same general risks and uncertainties that impact other diverse manufacturing companies including, but not limited to, general economic, industry and/or market conditions and growth rates; impact of natural disasters and pandemics, and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Griffon has identified the following specific risks and uncertainties that it believes have the potential to materially affect its business and financial condition.

Risks Related to Our Business
The COVID-19 outbreak could adversely impact our results of operations.
The future impact of the COVID-19 outbreak and the spread of the pathogen on a global basis could adversely affect our businesses in a number of respects, although the extent, nature and timing of such impact cannot be predicted as of the date of this filing. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions from time-to-time relating to the operation of almost all types of businesses. Within the U.S., the standards vary from state to state, but typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standard in all U.S states. We also believe that our businesses meet the applicable standards to remain open in Canada, the United Kingdom, Ireland and Australia. As of the date of this filing, all of our manufacturing and distribution facilities in the U.S., Canada, the United Kingdom, Ireland, Australia and China are operating, although some of them are operating at reduced capacity as a result of our implementation of procedures designed to prevent the spread of the virus, such as social distancing and staggered shifts. However, government actions taken based on the changing nature of the outbreak in the U.S. or in other countries in which we do business, as well as the changing of standards regarding what type of facilities are permitted to remain open and evolving interpretations of existing standards, could result in additional closures of Griffon facilities.
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
If as a result of the COVID-19 outbreak, including a potential resurgence of the virus in the fall and winter months, governments take additional protective actions, or extend the time period for existing protective actions, it may have a material adverse impact on Griffon’s businesses and operating results. This could include additional closures of our facilities of an unknown duration, or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our businesses and results of operations. The COVID-19 outbreak has recently worsened in many U.S. states, and as a result, certain states have put in place new restrictions regarding the operation of many types of businesses or have tightened up restrictions already in place. Many medical experts believe that during the winter, as the weather gets colder and more people spend time with others indoors, the COVID-19 infection rate will worsen. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from the COVID-19 outbreak is difficult to predict, and the extent to which the COVID-19 outbreak will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain the COVID-19 outbreak or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results. To the extent the COVID-19 outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon’s businesses.

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2021, particularly within the CPP and HBP segments, which is linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many CPP and HBP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Disruptions in the credit markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the credit markets. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any near term debt maturities, if these conditions persist, we may have difficulty refinancing our debt when it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The CPP and HBP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2020, approximately 47% and 39% of Griffon’s consolidated revenue was derived from the CPP and HBP segments, respectively, which was dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on CPP and HBP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the CPP and HBP businesses.
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

Many CPP and HBP customers are large mass merchandisers, such as home centers, warehouse clubs, discount stores, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from foreign suppliers to source and sell products under their own private label brands to compete with CPP and HBP products and brands, which puts increasing price pressure on the products of these businesses. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. The loss of, or a failure by, one of CPP’s or HBP’s significant customers could adversely impact our sales and operating cash flows.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s and Bunnings are significant customers of CPP, and Home Depot and Menards are significant customers of HBP. Home Depot accounted for approximately 17% of consolidated revenue, 27% of CPP's revenue and 12% HBP's revenue for the year ended September 30, 2020. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of DE, and together accounts for approximately 10% of consolidated revenue and 69% of DE segment revenue (Lockheed Martin and Boeing each individually represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government). Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, both CPP and HBP extend credit to its customers, which exposes it to credit risk. The largest customer accounted for approximately 28%, 6% and 18% of the net accounts receivable of CPP, HBP and Griffon’s net accounts receivable as of September 30, 2020, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of CPP, HBP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair CPP and HBP ability to meet its customer demands.

CPP and HBP rely on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of CPP and HBP worldwide sourced finished goods as a percent of revenue approximated 31% and 9%, respectively, in 2020. The percentage of CPP and HBP's worldwide sourced components as a percent of cost of goods sold approximated 10% and 17%, respectively, in 2020. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both CPP and HBP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of CPP's and HBP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet CPP and HBP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of CPP and HBP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact the ability of CPP and HBP to fill orders, which could have a material adverse effect on customer relationships.

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

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, manufactured in and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are sourced from China; and raw materials used by CPP may be sourced from China and therefore may have their prices impacted by tariffs imposed on trade between the United States and China.

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

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. The United States entered into what is described as “Phase 1” trade agreement with China on January 15, 2020, which reduces some existing tariffs that had been imposed and defers proposed increases of the tariff rate on an additional $250 billion of Chinese goods from 25% to 30% that had been planned for October 15, 2019, and proposed 15% tariffs on an additional $160 billion of a wide range of goods and materials imported from China to be effective December 15, 2019.  Under the Phase 1 agreement, existing 25% tariffs previously imposed on $250 billion of Chinese goods will remain in place, while a 15% tariff on another $120 billion of Chinese goods has been reduced to 7.5%.  In response, China has imposed tariffs on certain U.S. products, some of which are being reduced as part of the Phase 1 agreement. China may take additional actions if additional U.S. tariffs are reduced or imposed.  On May 8, 2020, the two countries reaffirmed their Phase 1 trade agreement notwithstanding the COVID-19 pandemic. In view of potential discussions between the Chinese and U.S. governments on a second phase agreement, for which discussions only among trade negotiators are currently scheduled, the ultimate level of tariffs, the ultimate scope of them, and whether or how the proposed additional tariffs will impact our business is uncertain.  The imposition of additional tariffs by the U.S. government on various steel and aluminum finished goods, as well as a variety of resins, fabrics and wood products could materially affect our operations. As a result of these tariffs and the fluid nature of ongoing trade negotiations, we intend to continue to manage our China supply base, which may include raising prices on certain goods. This may in turn result in reduced sales or the loss of customers and could impact our operating performance.

The continuing political and economic conflicts between U.S. and China have resulted in and may continue to cause retaliatory policies from both countries, including a recent executive order issued by the U.S. President eliminating the preferential trade status of Hong Kong in response to China’s action to impose new security measures and regulation on Hong Kong. We cannot predict what new and additional retaliatory policies and regulations may be implemented by the Chinese government in response to U.S. actions, and such policies and regulations may adversely affect our business operations in China.

CPP and HBP operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect CPP and HBP businesses. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the United Kingdom, or may make it easier for other companies to compete by eliminating restrictions on products from countries where CPP and HBP competitors source products.

The ability of CPP and HBP to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries, as well as the potential for increased costs due to currency exchange fluctuations. These issues could delay importation of products or require CPP and HBP to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on CPP and HBP business and financial condition.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of the AMES business. In 2020, 53% of AMES' sales occurred during the second and third quarters compared to 56% and 57% in 2019 and 2018, respectively. In 2020, as a result of the COVID-19 pandemic, sales orders shifted somewhat into the third and fourth quarters resulting in revenue increasing in these two quarters to 55% of 2020 sales. Clopay’s business is driven by residential renovation and construction, which occurs more during warm weather, than during the winter months, and so revenues and earnings of Clopay are generally lower in the second quarter. Telephonics historically has had higher revenue and earnings in the second half of Griffon's fiscal year ending September 30 (although this has not always been the case).

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

At September 30, 2020, Griffon employed approximately 7,400 people on a full-time basis, approximately 6% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and CPP). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

 Telephonics’ business depends heavily upon government contracts and, therefore, the defense budget.

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2020, U.S. government contracts and subcontracts accounted for approximately 10% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

•	Termination for default or for convenience by the government;

•	Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•
Increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics’ prices are fixed, or determinations that certain costs are not allowable under particular government contracts;

•	The failure or inability of the prime contractor to perform its contract under circumstances in which Telephonics is a subcontractor;

•	Failure to observe and comply with government and procurement regulations such that Telephonics could be suspended or barred from bidding on or receiving awards of new government contracts;

•	The failure of the government to exercise options for additional work provided for in contracts;

•	The inherent discretion of government agencies in determining whether Telephonics has complied with all specifications set forth in a government contract; and

•	The government’s right, in certain circumstances, to freely use technology developed under these contracts.

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

The programs in which Telephonics participate may extend for several years, and may be funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics' financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs. Reductions to funding on existing programs or delays in the funding of new opportunities could affect the timing of revenue recognition, and impact Telephonics' and Griffon's results of operations.

Telephonics’ business could be adversely affected by a government shutdown

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

Griffon and its operating companies are subjected to cyber and other security threats common to U.S. businesses. As a U.S. defense contractor, Telephonics, in particular, may be the target of cyber security threats to its information technology infrastructure and unauthorized attempts to gain access to sensitive or highly confidential information that could compromise U.S. security. The types of threats could vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target Telephonics because of national security information in its possession. Individuals and groups of hackers and sophisticated organizations, including organizations sponsored by foreign countries, may use a wide variety of methods, such as deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to gain access to our networks or using social engineering techniques to induce our employees to disclose passwords or other sensitive information or take other actions to gain access to our data. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may also intentionally compromise our systems, security or confidential information.

If Telephonics is unable to protect sensitive information, its customers or governmental authorities could question the adequacy of its security processes and procedures and its compliance with evolving government cyber security requirements for government contractors. Due to the evolving nature of these security threats, and the increasing difficulty of detecting and defending against them, the risk and impact of any future incident cannot be predicted.

The costs related to cyber or other security threats or disruptions could be significant. Security events such as these could adversely affect Griffon's internal operations, future financial results and reputation, as well as result in the loss of competitive advantages derived from research and development efforts and other intellectual property.

Griffon may be unable to implement its acquisition growth strategy, which may result in added expenses without a commensurate increase in revenue and income, and divert management’s attention.

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisitions of La Hacienda, Tuscan Path, ClosetMaid and Harper Brush in the months of July through November 2017, Kelkay in February 2018, CornellCookson in June 2018 and Apta in November 2019. This integration risk may be exacerbated when numerous acquisitions are consummated in a short time period.

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

An unsuccessful implementation of Griffon’s acquisition growth strategy, including the failure to properly integrate acquisitions, could have an adverse impact on Griffon’s results of operations, cash flows and financial condition. We may also incur debt or assume contingent liabilities in connection with acquisitions, which could impose restrictions on our business operations and harm our operating results.

Risks Related to Our Indebtedness

While Griffon’s senior notes, which have limited covenants, are not due until 2028, and while its $400 million revolving line of credit, which is largely undrawn and has greater covenant requirements, does not mature until 2025, there are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

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

Griffon may need to raise additional financing in the future in order to implement its business plan, refinance debt, or acquire new or complimentary businesses or assets. Any required additional financing may be unavailable, or only available at unfavorable terms, due to uncertainties in the credit markets. If Griffon raises additional funds by issuing equity securities, current holders of its common stock may experience significant ownership interest dilution and the holders of the new securities may have rights senior to the rights associated with current outstanding common stock.

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

•	Insufficient cash flows from operations may force Griffon to sell assets, or seek additional capital, which Griffon may not be able to secure on favorable terms, if at all; and

•	Its level of indebtedness may make Griffon more vulnerable to economic or industry downturns.

Risk Related to Our Common Stock

Griffon has the ability to issue additional equity securities, which would lead to dilution of issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 56,129,784 shares, net of treasury shares, were outstanding as of September 30, 2020. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

General Risk Factors

Each of Griffon's businesses faces risks related to the disruption of its primary manufacturing facilities.

The manufacturing facilities for each of Griffon's businesses are concentrated in just a few locations, and in the case of CPP, some of these locations are abroad in low-cost locations. Any of Griffon's manufacturing facilities are subject to disruption for a variety of reasons, such as natural or man-made disasters, pandemics, terrorist activities, disruptions of information technology resources, and utility interruptions. Such disruptions may cause delays in shipping products, which could result in the loss of business or customer trust, adversely affecting Griffon’s businesses and operating results.

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

Griffon and its companies conduct operations in Canada, Australasia, the United Kingdom, Mexico and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 17% of consolidated revenue for the year ended September 30, 2020. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

Griffon's international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect operations. Griffon is subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. In addition, Griffon is subject to export controls, laws and regulations such as the Arms Export Control Act, the International Traffic in Arms Regulation and the Export Administration Regulations, as well as to economic sanctions, laws and embargoes imposed by various governments or organizations, including the U.S. and the European Union or member countries. Violations of anti-corruption, export controls or sanctions laws may result in severe criminal or civil sanctions and penalties, including debarment, loss of export privileges and loss of authorizations needed to conduct Griffon's international business, and could harm the ability to enter into contracts with the U.S. Government. Such violations could also result in Griffon being subject to other liabilities, which could have a material adverse effect on Griffon's business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties

Griffon occupies approximately 9,500,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, United Kingdom and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Farmingdale, NY	Defense Electronics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Defense Electronics	Manufacturing	90,000	Owned
Huntington, NY	Defense Electronics	Manufacturing	100,000	Leased	2021
Columbia, MD	Defense Electronics	Engineering	46,000	Leased	2025
Elizabeth City, NC	Defense Electronics	Manufacturing (Owned), Repair and Service (Leased)	46,500	Owned / Leased	2039
Troy, OH	Home and Building Products	Manufacturing	1,230,000	Leased	2021
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2035
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	400,000	Leased	2022
Camp Hill, PA	Consumer and Professional Products	Manufacturing	380,000	Owned
Harrisburg, PA	Consumer and Professional Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Champion, PA	Consumer and Professional Products	Wood Mill	225,000	Owned
Cork, Ireland	Consumer and Professional Products	Manufacturing, Distribution	74,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Gloucestershire, UK	Consumer and Professional Products	Distribution	46,000	Leased	2022
South Yorkshire, UK	Consumer and Professional Products	Manufacturing	59,000	Leased	2025
Kent, UK	Consumer and Professional Products	Distribution	32,000	Leased	2026
Australia (various)	Consumer and Professional Products	7 Distribution	646,000	Leased	2021 - 2027
Quebec, Canada	Consumer and Professional Products	Distribution	40,500	Lease	2021
Ocala, FL	Consumer and Professional Products	Manufacturing	676,000	Leased	2030
Grantsville, MD	Consumer and Professional Products	Manufacturing	155,000	Owned
Reynosa, MX	Consumer and Professional Products	Manufacturing (owned), Distribution (leased)	133,000	Owned /Leased	2023
Chino, CA	Consumer and Professional Products	Distribution	202,000	Leased	2021
Pharr, TX	Consumer and Professional Products	Distribution	80,000	Leased	2022
Fairfield, IA	Consumer and Professional Products	Manufacturing	54,000	Leased	2021
Guangdong, China	Consumer and Professional Products	Manufacturing	211,000	Leased	2022

Griffon also leases approximately 1,200,000 square feet of space for the HBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, Griffon leases approximately 160,000 square feet of office space throughout the U.S. CPP also owns approximately 200,000 square feet of additional space for operational wood mills in the U.S.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, Griffon believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration existing insurance coverage and amounts already provided for, will not have a material adverse impact on consolidated results of operations, financial position or cash flows. Refer to Note 15 - Commitments and Contingent Liabilities for a discussion of the Company's litigation.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”.

Dividends

During 2020, 2019 and 2018, the Company declared and paid dividends totaling $0.30 per share, $0.29 per share and $0.28 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 12, 2020, the Board of Directors declared a cash dividend of $0.08 per share, payable on December 17, 2020 to shareholders of record as of the close of business on November 25, 2020.

Holders

As of October 31, 2020, there were approximately 10,600 holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	1,167,172

Equity compensation plans not approved by security holders	—	$—	—

(1)
Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	—	$—	—
August 1 - 31, 2020	—	—	—
September 1 - 30, 2020	—	—	—
Total	—	$—	—	$57,955	(1)

1.
Shares, if any, purchased by the Company in open market purchases are pursuant to share repurchases authorized by the Company’s Board of Directors. On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2020, $57,955 remained available for purchase under these Board authorized repurchase programs.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2020, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2015, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenue	$2,407,522	$2,209,289	$1,977,918	$1,524,997	$1,477,035

Income (loss) before taxes and discontinued operations	$82,757	$72,178	$33,810	$16,698	$32,213
Provision (benefit) for income taxes	29,328	26,556	555	(1,085)	12,432
Income (loss) from continuing operations	53,429	45,622	33,255	17,783	19,781
Income (loss) from discontinued operations	—	(8,335)	92,423	(2,871)	10,229
Net Income (loss)	$53,429	$37,287	$125,678	$14,912	$30,010

Basic earnings (loss) per share:
Continuing operations	$1.25	$1.11	$0.81	$0.43	$0.48
Discontinued operations	—	(0.20)	2.25	(0.07)	0.25
Net income (loss)	$1.25	$0.91	$3.06	$0.36	$0.73
Weighted average shares outstanding	42,588	40,934	41,005	41,005	41,074

Diluted earnings (loss) per share:
Continuing operations	$1.19	$1.06	$0.78	$0.41	$0.45
Discontinued operations	—	(0.20)	2.18	(0.07)	0.23
Net income (loss)	$1.19	0.87	2.96	0.35	0.68
Weighted average shares outstanding	45,015	42,888	42,422	43,011	44,109

Cash dividends declared per common share	$0.30	$0.29	$1.28	$0.24	$0.20

Capital expenditures	$48,998	45,361	50,138	34,937	59,276
Depreciation and amortization	$62,409	61,848	55,803	47,878	46,342
Total assets	$2,456,017	2,074,939	2,084,890	1,873,541	1,782,096

Current portion of debt	$9,922	10,525	13,011	11,078	13,932
Long term portion of debt, net	1,037,042	1,093,749	1,108,071	968,080	896,946
Total debt, net	$1,046,964	1,104,274	1,121,082	979,158	910,878
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

2020 includes $15,790 of restructuring charges ($11,865, net of tax, or $0.26 per share); a $7,925 loss from debt extinguishment ($6,190, net of tax, or $0.14 per share); $2,960 of acquisition costs ($2,306, net of tax, or $0.05 per share); a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,733 ($1,403, net of tax, or $0.03 per share); and discrete and certain other tax provisions, net, of $654 or $0.01 per share.

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

In August 2020 Griffon Corporation completed the public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"). The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company intends to use the remainder of the proceeds for general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

On February 19, 2020, Griffon issued, at par, $850,000 of 5.75% Senior Notes due in 2028 and on June 8, 2020 Griffon issued an additional $150,000 of notes under the same indenture at 100.25% of par (collectively the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022 (the "2022 Senior Notes").

In January 2020, Griffon amended its credit agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility (the "Credit Agreement").

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

On June 4, 2018, Clopay Corporation ("Clopay") acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for an effective purchase price of approximately $170,000. CornellCookson, as expected, generated over $200,000 in revenue in the first full year of operations. The accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 3, Acquisitions.

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

Impact of COVID-19 on Our Business
The health and safety of our employees, our customers and their families is a high priority for Griffon.  As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. We manufacture a substantial majority of the products that we sell, with the majority of our manufacturing activities conducted in the United States.  As a result, we have been able to mitigate the adverse impact of the COVID-19 pandemic on the global supply chain.

During fiscal 2020 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year, with the exception of HBP's sectional door business, which experienced an 18% decline in orders in April but subsequently rebounded. Our supply chains have not experienced significant disruption, and at this time we do not anticipate any such significant disruption in the near term. Although many U.S. states lifted initial executive orders issued earlier in the year requiring all workers to remain at home unless their work is critical, essential, or life-sustaining, some states and localities have recently put in place new restrictions regarding the operation of many types of businesses, or have tightened up restrictions already in place, in response to the recent worsening of the COVID-19 outbreak . Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) Our Defense Electronics segment ("DE") is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its Credit Agreement by $50,000, to $400,000 (of which $370,275 was available at September 30, 2020), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165; a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At September 30, 2020 Griffon had cash and equivalents of $218,089.

We will continue to actively monitor the situation and may take further actions that impact our operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Griffon conducts its operations through three reportable segments:

•
Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid. CPP revenue was 47%, 45%, and 48% of Griffon’s consolidated revenue in 2020, 2019 and 2018, respectively.

•
Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand. HBP revenue was 39%, 40% and 35% of Griffon’s consolidated revenue in 2020, 2019 and 2018, respectively.

•
Defense Electronics conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 14%, 15% and 17% of Griffon’s consolidated revenue in 2020, 2019 and 2018, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

2020 Compared to 2019

Revenue from continuing operations for the year ended September 30, 2020 of $2,407,522 increased 9% compared to $2,209,289 in the year ended September 30, 2019, primarily driven by increased consumer demand for home improvement projects at both CPP and HBP, and increased revenue at DE. Organic growth was 8%.

Gross profit for 2020 was $641,426 compared to $583,474 in 2019, with gross margin as a percent of sales (“gross margin”) of 26.6% in 2020, compared to 26.4% in 2019. In 2020, Gross profit included restructuring charges of $4,159. Excluding restructuring charges in 2020, Gross profit would have been $645,586 or 26.8% of revenue compared to $583,474 or 26.4% in the prior year.

Selling, general and administrative (“SG&A”) expenses from continuing operations in 2020 of $486,398 increased 9% from 2019 of $447,163. The 2020 SG&A expenses included restructuring charges of $11,630, acquisition costs of $2,960 and the reversal of contingent consideration related to the Kelkay acquisition of $1,733. The 2019 SG&A expenses include income from the reversal of contingent consideration related to the Kelkay acquisition of $1,646. Excluding these items from both periods, the 2020 SG&A expenses would have been $473,541, or 19.7% of revenue compared to $448,809 or 20.3%, with the increase in expenses primarily due to the Apta acquisition and increased management incentives, partially offset by COVID-19 related reduced travel expenses.

Interest expense from continuing operations in 2020 of $66,544 decreased 2% compared to 2019 of $68,066, primarily as a result of decreased outstanding borrowings and variable interest rates on our Revolving Credit Facility.

Other income (expense) from continuing operations of $1,445 and $3,127 in 2020 and 2019, respectively, includes $915 and $438, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $184 and $(40), respectively, of net gains or (losses) on investments, and $1,559 and $3,148, respectively, of net periodic benefit plan income. Additionally, in 2020, Other income (expense) also includes a one-time technology recognition award for $700.

Griffon reported pretax income from continuing operations for 2020 of $82,757 compared to $72,178 for 2019. In 2020, the Company recognized an effective income tax rate of 35.4% compared to 36.8% in 2019.  The 2020 tax rate included $654 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. The 2019 tax rate included $2,035 of discrete and certain other tax provisions, net. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2020 and 2019 were 32.2% and 34.3%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2020 was $53,429, or $1.19 per share, compared to $45,622, or $1.06 per share in 2019. The 2020 income from continuing operations included the following:

–    Restructuring charges of $15,790 ($11,865, net of tax, or $0.26 per share);
–    Loss from debt extinguishment $7,925 ($6,190, net of tax, or $0.14 per share);
–    Acquisition costs of $2,960 ($2,306, net of tax, or $0.05 per share); and
–    Acquisition contingent consideration benefit of $1,733 ($1,403, net of tax, or $0.03 per share); and
–    Discrete and certain other tax provision, net, of $654 or $0.01 per share.

The 2019 Income from continuing operations included a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,646 ($1,333, net of tax, or $0.03 per share) and discrete and certain other tax provisions, net, of $2,035 or $0.05 per share.

Excluding these items from both reporting periods, 2020 Income from continuing operations would have been $73,041, or $1.62 per share compared to $46,324, or $1.08 per share, in 2019.

2019 Compared to 2018

Revenue from continuing operations for the year ended September 30, 2019 was $2,209,289, compared to $1,977,918 in the year ended September 30, 2018, an increase of 12%, primarily driven by increased revenue at CPP and HBP from both recent acquisitions and organic growth, and increased revenue at Defense Electronics. Organic growth was 5%. Gross profit for 2019 was $583,474 compared to $511,318 in 2018, with gross margin of 26.4% in 2019, compared to 25.9% in 2018.

SG&A expenses from continuing operations in 2019 of $447,163 increased 7% from 2018 of $418,517. The 2019 SG&A expenses include income from the reversal of contingent consideration related to the Kelkay acquisition of $1,646. The 2018 SG&A expenses included acquisition costs of $6,097, special dividend ESOP charges of $3,220, cost of a life insurance benefit of $2,614 and secondary offering costs of $1,205. Excluding these items from both periods the 2019 SG&A expenses increased 11% over 2018 primarily related to the June 4, 2018 acquisition of CornellCookson and increased distribution and related freight costs at HBP due to increased sales volume. SG&A for 2019, as a percent of revenue, was 20.3% compared to 20.5% in 2018, excluding the items detailed above.

Interest expense from continuing operations in 2019 of $68,066 increased 4% compared to 2018 of $65,568, primarily as a result of increased outstanding borrowings and interest rates on our Revolving Credit Facility.

Other income (expense) from continuing operations of $3,127 in 2019 and $4,880 in 2018, includes $438 and $200, respectively, of currency exchange transaction losses from receivables and payables held in non-functional currencies, and $(40) and $1,184, respectively, of net gains or (losses) on investments. Additionally, Other income (expense) included net periodic benefit plan income of $3,148 and $3,649 in 2019 and 2018, respectively.

Griffon reported pretax income from continuing operations for 2019 of $72,178 compared to $33,810 for 2018. In 2019, the Company recognized an effective income tax rate of 36.8% compared to 1.6% in 2018.  The 2019 tax rate included $2,035 of discrete and certain other tax provisions, net. The 2018 tax rate included $9,384 of discrete and certain other tax benefits, net, primarily from the revaluation of deferred tax liabilities and the provisional amount recorded for the IRC section 965 transition tax on the untaxed foreign earnings net of foreign tax credits, related to the TCJA.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2020	2019	2018
Income from continuing operations	$53,429	$45,622	$33,255
Adjusting items:
Restructuring charges	15,790	—	—
Loss from debt extinguishment	7,925	—	—
Acquisition costs	2,960	—	7,597
Acquisition contingent consideration	(1,733)	(1,646)	—
Special dividend ESOP charges	—	—	3,220
Secondary equity offering costs	—	—	1,205
Cost of life insurance benefit	—	—	2,614
Tax impact of above items	(5,984)	313	(6,421)
Discrete and other certain tax provisions (benefits)	654	2,035	(9,384)
Adjusted income from continuing operations	$73,041	$46,324	$32,086

Earnings per common share from continuing operations	$1.19	1.06	$0.78

Adjusting items, net of tax:
Restructuring charges	0.26
Loss from debt extinguishment	0.14
Acquisition costs	0.05	—	0.12
Acquisition contingent consideration	(0.03)	(0.03)	—
Special dividend ESOP charges	—	—	0.05
Secondary equity offering costs	—	—	0.02
Cost of life insurance benefit	—	—	0.01
Discrete and other certain tax provisions (benefits)	0.01	0.05	(0.22)
Adjusted earnings per share from continuing operations	$1.62	1.08	$0.76
Weighted-average shares outstanding (in thousands)	45,015	42,888	42,422

REPORTABLE SEGMENTS

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

See table provided in Note 19 - Reportable Segments, for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Years Ended September 30,
	2020		2019		2018

Revenue	$1,139,233		$1,000,608		$953,612

Adjusted EBITDA	$104,053	9.1%	$90,677	9.1%	$77,061	8.1%

Depreciation and amortization	32,788		32,289		30,816

2020 Compared to 2019

CPP revenue in 2020 increased $138,625, or 14%, compared to 2019, primarily from a 12% increase in volume, due to increased consumer demand for home improvement initiatives across most of our geographic regions supplemented by COVID-19 stay at home orders, favorable price and mix of 1% and an incremental 2% revenue contribution from the Apta acquisition, partially offset by an unfavorable impact of foreign exchange of 1%. Organic growth was 12%.

CPP Adjusted EBITDA in 2020 increased $13,376 or 15% to $104,053 compared to $90,677 in 2019. The favorable variance resulted primarily from the increased revenue noted above, partially offset by increased tariffs, COVID-19 related inefficiencies and direct costs, and an unfavorable foreign exchange impact of 1%.

Direct COVID-19 related expenses totaled approximately $5,000 in 2020.

Segment depreciation and amortization increased $499 from the comparable prior year period primarily due to the onset of depreciation for new assets placed in service.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta is expected to contribute $15,000 in revenue in the first 12 months after the acquisition.
Strategic Initiative and Restructuring Charges
In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China.
The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise. Second, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Third, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth.
Expanding the roll-out of the new business platform from our AMES U.S. operations to include AMES’ global operations will extend the duration of the project by one year, with completion now expected by the end of calendar year 2023. When fully implemented, these actions will result in annual cash savings of $30,000 to $35,000 (increased from $15,000 to $20,000) and a reduction in inventory of $30,000 to $35,000 (increased from $20,000 to $25,000), both based on fiscal 2020 operating levels.
The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 (increased from $35,000) and capital investments of approximately $65,000 (increased from $40,000). The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.
In connection with this initiative, during the year ended September 30, 2020 CPP incurred pre-tax restructuring and related exit costs approximating $13,669, comprised of cash charges of $8,977 and non-cash, asset-related charges of $4,692; the cash charges included $5,620 for one-time termination benefits and other personnel-related costs and $3,357 for facility exit costs. During the year ended September 30, 2020, capital expenditures of $6,733 were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments

Domestic Expansion	$12,000	$4,000	$19,000	$35,000	$40,000
Global Expansion	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Estimate to Complete	$20,380	$16,643	$14,308	$51,331	$58,267

2019 Compared to 2018

CPP revenue in 2019 increased $46,996, or 5%, compared to 2018, driven by increased revenue from pricing and mix of 3% and volume of 4%, partially offset by a 2% unfavorable impact due to foreign exchange.

CPP Adjusted EBITDA in 2019 was $90,677 compared to $77,061 in 2018, primarily driven by the increased revenue as noted above, partially offset by increased material and tariff costs. Depreciation and amortization increased $1,473 from 2018, primarily from acquisitions.

2018 Acquisitions

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452) and contingent consideration of approximately GBP 7,000, of which approximately GBP 2,200 was earned. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay contributed approximately $35,000 in revenue in the first twelve months after the acquisition.

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

Home and Building Products

	For the Years Ended September 30,
	2020		2019		2018

Revenue	$927,313		$873,640		$697,969

Adjusted EBITDA	$153,631	16.6%	$120,161	13.8%	$100,339	14.4%

Depreciation and amortization	18,361		18,334		13,717

2020 Compared to 2019

HBP revenue in 2020 increased $53,673, or 6%, compared to 2019, with 4% from volume and 2% from favorable mix and pricing.

HBP Adjusted EBITDA in 2020 increased 33,470, or 28% to $153,631 compared to $120,161 in 2019, The favorable variance resulted from the increased revenue noted above and general operational efficiency improvements, partially offset by COVID-19 related inefficiencies and direct costs. Direct COVID-19 related expenses totaled approximately $2,000 in 2020.

Depreciation and amortization remained consistent with the prior year.

On January 31, 2019, Clopay announced a $14,000 investment in facilities infrastructure and equipment at its rolling steel manufacturing location in Mountain Top, Pennsylvania.  This project includes a 95,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state-of-the-art manufacturing equipment.  Through this expansion, the Mountain Top location improved its manufacturing efficiency and shipping operations, as well as increased manufacturing capacity to support full-rate production of new and core products. The project was completed at the end of calendar 2019.
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

2018 Acquisition

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

Defense Electronics

	For the Years Ended September 30,
	2020		2019		2018
Revenue	$340,976		$335,041		$326,337

Adjusted EBITDA	$25,228	7.4%	$35,104	10.5%	$36,063	11.1%

Depreciation and amortization	10,645		10,667		10,801

2020 Compared to 2019

DE revenue in 2020 increased $5,935, or 2%, compared to 2019, primarily due to increased deliveries and increased volume on airborne and ground communications systems as well as airborne surveillance systems, partially offset by reduced volume on Multi-Mode airborne maritime surveillance radar systems.
DE Adjusted EBITDA in 2020 decreased $9,876, or 28% to $25,228, compared to $35,104 in 2019, primarily due to program inefficiencies associated with certain radar programs, unfavorable program mix and increased operating expenses primarily due to bid and proposal activities and timing of research and development initiatives, partially offset by program efficiencies within airborne intercommunication surveillance systems.
Direct COVID-19 related expenses totaled approximately $1,000 in 2020.

Segment depreciation and amortization remained consistent with the prior year period.

During 2020, DE was awarded new contracts and incremental funding on existing contracts approximating $331,700. Contract backlog was $380,000 at September 30, 2020 with 67% expected to be fulfilled in the next 12 months; backlog was $389,300 at September 30, 2019. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of U.S. government agencies.

2019 Compared to 2018

DE revenue in 2019 increased $8,704, or 3%, compared to 2018, primarily due to increased volume of ground and airborne maritime surveillance radars, partially offset by Multi-Mode airborne maritime surveillance systems.
DE Adjusted EBITDA in 2019 decreased $959, or 3%, compared to 2018, primarily due to unfavorable mix and efficiencies associated with Multi-Mode maritime surveillance systems, partially offset by reduced operating expenses.

Restructuring

In September 2020, Telephonics initiated a Voluntary Employee Retirement Plan, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The combined actions are expected to incur severance charges of approximately $4,500, with $2,120 recognized in the fourth quarter, and the balance to be recognized in the first quarter of 2021. At the conclusion of these actions, headcount is expected to be reduced by approximately 90 people. In addition, during fiscal 2020 Telephonics commenced a facility project to consolidate three Long Island based facilities into two company owned facilities with a total cost of approximately $4.0 million primarily comprised of capital expenditures in 2021.

Unallocated Amounts

For 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $47,013 compared to $46,302 in 2019, with the increase primarily due to compensation and incentive costs.

For 2019, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $46,302 compared to $45,343 in 2018, with the increase primarily due to compensation, incentive and relocation costs.

Depreciation and Amortization

Depreciation and amortization of $62,409 in 2020 compared to $61,848 in 2019; the increase was primarily due to depreciation for new assets placed in service.

Depreciation and amortization of $61,848 in 2019 compared to $55,803 in 2018; the increase was primarily due to depreciation and amortization on assets acquired in acquisitions.

Comprehensive Income (Loss)

During 2020, total other comprehensive income (loss), net of taxes, of $(6,176) included a gain of $5,601 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, British and Australian currencies, all in comparison to the U.S. Dollar; a $11,784 loss from Pension and other post-retirement benefits, primarily associated with a decrease in the assumed discount rate compared to 2019; and a $7 gain on cash flow hedges.
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

At September 30, 2020 and 2019, Griffon’s liabilities for discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $10,811 and $7,664, respectively. See Note 7, Discontinued Operations.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2020	2019
Net Cash Flows Provided By (Used In):
Operating activities	$137,029	$113,958
Investing activities	(59,307)	(74,553)
Financing activities	68,190	(34,976)

Cash provided by operating activities from continuing operations for 2020 was $137,029 compared to $113,958 in 2019. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital, primarily driven by increased accounts receivable and prepaid and other current assets, partially offset by decreases in inventory and increases in accrued liabilities.

During 2020, Griffon used $59,307 in investing activities from continuing operations compared to $74,553 in 2019. Payments for acquired businesses totaled $10,531 in 2020 compared to $9,219 in 2019. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. Payments for acquired businesses in the prior year consisted solely of a final purchase price adjustment for CornellCookson. Payments in the prior year comparable period also included $9,500 related to a purchase price adjustment to resolve a claim related to the $465,000 PPC divestiture and an insurance payment of $10,604 pertaining to the settlement of a certain life insurance benefit. In 2020, capital expenditures, net, totaled $48,646 compared to $45,081 in 2019.

Cash provided by financing activities from continuing operations in 2020 totaled $68,190 compared to cash used in 2019 of $34,976. In August 2020, Griffon Corporation completed the Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165. The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. At September 30, 2020, there were $12,858 in outstanding borrowings under the Credit Agreement, compared to $50,000 in outstanding borrowings at the same date in 2019. Additionally, on June 22, 2020, Griffon completed an add-on offering through a private placement of $150,000 aggregate principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020. Proceeds from the Senior Notes were used to redeem the $1,000,000 of 2022 Senior Notes. Cash provided by financing activities in the current period also included financing payments of $17,384 primarily associated with the redemption of the $1,000,000 of 2022 Senior Notes; and the amendment and extension of the Company's revolving credit facility which increased the maximum borrowing availability from $350,000 to $400,000 and extended its maturity date from March 22, 2021 to March 22, 2025.

During the year ended September, 30, 2020, COVID-19 did not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity including proceeds received from the August 2020 Public Offering will be sufficient to meet our cash requirements for the foreseeable future.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2020, Griffon did not purchase any shares of common stock under these repurchase programs. At September 30, 2020, $57,955 remains under Griffon's Board authorized repurchase programs.

During 2020, 340,775 shares, with a market value of $7,409, or $21.74 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. Furthermore, during 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2020, the Board of Directors approved four quarterly cash dividends each for $0.0750 per share, totaling $0.30. On November 12, 2020, the Board of Directors declared a cash dividend of $0.08 per share, payable on December 17, 2020 to shareholders of record as of the close of business on November 25, 2020.

As of September 30, 2020, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $55,000. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2020:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 69% of DE revenue.

b.	Home Depot represented 17% of Griffon’s consolidated revenue, 27% of CPP's revenue and 12% of HBP's revenue.

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

At September 30, 2020, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2020	2019
Cash and equivalents	$218,089	$72,377
Notes payables and current portion of long-term debt	9,922	10,525
Long-term debt, net of current maturities	1,037,042	1,093,749
Debt discount and issuance costs	17,458	9,857
Total debt	1,064,422	1,114,131
Debt, net of cash and equivalents	$846,333	$1,041,754

On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at of par, completed on February 19, 2020. Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 Senior Notes. As of September 30, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the 2028 Senior Notes approximated $1,040,000 on September 30, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at September 30, 2020, $15,376 remained to be amortized. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 5.25% $1,000,000 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

On January 30, 2020, Griffon amended its Credit Agreement to increase the maximum borrowing availability from $350,000 to $400,000, extend its maturity from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.75% for base rate loans and 1.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2020, under the Credit Agreement, there were $12,858 in outstanding borrowings; outstanding standby letters of credit were $16,867; and $370,275 was available, subject to certain loan covenants, for borrowing at that date.

At September 30, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 3.4x at September 30, 2020.

In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2020 was $29,878.

Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2020, $17,188 was outstanding, net of issuance costs. Refer to Note 22 - Leases for further details.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,210 as of September 30, 2020) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.44% LIBOR USD and 1.55% Bankers Acceptance Rate CDN as of September 30, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,210 as of September 30, 2020) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement; the agreement was amended in March 2019. As amended, the term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.09% at September 30, 2020). During the year ended September 30, 2020, the term loan balance was reduced by AUD 5,000 from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of September 30, 2020, the term loan had an outstanding balance of AUD 15,875 ($11,287 as of September 30, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.04% and 1.49%, respectively, at September 30, 2020). At September 30, 2020, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The term loan and mortgage loan accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.30% and 1.85% at September 30, 2020, respectively). The revolving facility matures in May 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.85% as of September 30, 2020). As of September 30, 2020, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 15,398 ($19,799 as of September 30, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

During 2020, Griffon used cash for discontinued operations from operating activities of $2,577, primarily related insurance claims, warranty and environmental reserves.

Contractual Obligations

At September 30, 2020, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$1,064,422	$9,922	$28,791	$16,358	$1,009,351	$—
Interest expense	403,062	63,172	125,520	123,889	90,481	—
Operating lease obligations	204,590	38,411	58,885	35,391	71,903	—
Purchase obligations (b)	387,148	377,388	9,748	12	—	—
Capital expenditures	3,154	3,154	—	—	—	—
Supplemental & post-retirement benefits (c)	13,704	1,891	3,466	2,993	5,354	—
Uncertain tax positions (d)	883	—	—	—	—	883
Total obligations	$2,076,963	$493,938	$226,410	$178,643	$1,177,089	$883
______________

(a)	Included in long-term debt are finance leases of: $4,282 (less than 1 year), $5,070 (1-3 years), $4,193 (3-5 years) and $9,850 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm. Purchase obligations that extend beyond 2020 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2020. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the applicable country, and Telephonics' obligations under these agreements may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2020, Telephonics had outstanding offset agreements approximating $27,000, primarily related to its Radar Systems division, some of which extend through 2029. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2020, no such penalties are estimable or probable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Our statement of operations for the year ended September 30, 2020 and 2019 and our balance sheet as of September 30, 2020 and 2019 are presented under ASC 606, while our statement of operations for the year ended September 30, 2018 is presented under ASC 605, Revenue Recognition.

Under ASC Topic 606, performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered into a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation, and extended warranty services. These contracts require judgment in determining the number of performance obligations. For contracts with multiple performance obligations, judgment is required to determine whether performance obligations specified in these contacts are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of contracts, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. The transaction price includes variable consideration, such as discounts and volume rebates, when it is probable that a significant reversal of revenue recognized will not occur. Variable consideration is determined using either the expected value or the most likely amount of consideration to be received based on historical experience and the specific facts and circumstances at the time of evaluation.
Revenue from CPP and HBP Segments

Approximately 86% of the Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components primarily within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.
A majority of CPP's and HBP's revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company’s CPP and HBP Segments recognize revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in Cost of Goods and Services.

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
Revenue from Defense Electronics Segment
Approximately 14% of the Company’s performance obligations are recognized over time and relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our DE Segment. Revenue recognized over time is generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion (cost-to-cost method) is an appropriate measure of progress towards satisfaction of performance obligations recognized over time, as it most accurately depicts the progress of our work and transfer of control to our customers.

The Company’s DE Segment earns a substantial portion of its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial customers to design, develop and manufacture highly sophisticated intelligence, surveillance and communications solutions. These contracts are typically long-term in nature, usually greater than one year, and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized over time as work is performed because control of the work in process transfers continuously to the customer. For U.S. Government contracts, the continuous transfer of control to the customer is supported by contract clauses that provide for: (i) progress or performance-based payments or (ii) the unilateral right of the customer to terminate the contract for convenience, in which case we have the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to us. Foreign government and certain commercial contracts contain similar termination for convenience clauses, or we have a legally enforceable right to receive payment for costs incurred and a reasonable profit for product or services that do not have alternative use to us. Revenue and profits on fixed-price and cost-plus contracts that include performance obligations satisfied over time are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods.

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. The 2020, 2019, and 2018 income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(10,650), $(4,500) and $1,400, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent actual costs vary from the estimates upon which the price was negotiated, more or less profit will be generated, or a loss could be incurred.
Cost-reimbursable type contracts provide for the payment of allowable costs incurred on the contract plus the estimated profit on those costs. We provide our products and services under cost-plus-fixed-fee arrangements. The fixed fee is negotiated at the inception of the contract and that fixed-fee does not vary with actual costs.
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2020 was $10,800 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
Contract modifications routinely occur to account for changes in contract specifications or requirements. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Contract modifications for goods or services that are not distinct are accounted for as part of the existing contract on a cumulative catch-up basis.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We review goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments.

We had three reporting units at September 30, 2020 and 2019, which are our operating segments. We use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangibles for impairment. When determining the approach to use, we consider the current facts and circumstances of each reporting unit, as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessment. In addition, our qualitative approach evaluates industry and market conditions and various events impacting a reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment in which our reporting units operate and other reporting unit specific events and circumstances. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is necessary, we use the income approach methodology of valuation that includes the present value of expected future cash flows.

We performed a quantitative annual impairment test as of September 30, 2019, and an interim quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using discounted future cash flows for each reporting unit, which did not result in impairments to goodwill. The more significant assumptions used for the interim impairment test as of March 31, 2020 were a five-year cash flow projection and a 3.0% terminal value to which discount rates between 7.1% and 9.0% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization.

We performed a qualitative assessment as of September 30, 2020, as the estimated fair values of each reporting unit significantly exceeded the carrying value based on our most recent quantitative assessment, which was performed as of March 31, 2020. Our qualitative assessment determined that indicators that the fair value of each reporting unit was less than the carrying value were not present.

With respect to indefinite-lived intangibles we performed a quantitative annual impairment test as of September 30, 2019, and an interim quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using a relief from royalty method, neither of which resulted in an impairment. We performed a qualitative assessment as of September 30, 2020 considering all the above factors and determined that indefinite-lived intangibles fair values were greater than their book values.

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

Leases

On October 1, 2019, the Company adopted the Accounting Standards Codifications ("ASC") Topic 842, Leases, which requires the recording of operating lease Right-of-Use ("ROU") assets and operating lease liabilities. Finance leases were not impacted by the adoption of ASC Topic 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC Topic 840. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

The Company applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our operating leases are shown as separate line items on our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities.

For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less (a "Short-term" lease), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred. The Company has lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components (e.g., common-area maintenance).

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

New Accounting Standards

For a discussion of the new accounting standards impacting the Company, see Note 1 to the Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2020 and 2019.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2020, 2019 and 2018.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020, 2019 and 2018.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation
Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue from Customer Contracts - Defense and Electronics Segment
As described further in note 2 to the consolidated financial statements, the Company’s Defense and Electronics segment earns its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial contracts. Such contracts are typically long-term in nature and revenue and profits are recognized over time, primarily under fixed-price arrangements, which are determined using the cost-to-cost measure of progress. Using the cost-to-cost measure of progress, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred to date, divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. This method relies on substantial use of estimates. These estimations require the Company to have effective cost estimation processes, forecasting, and revenue and expense reporting. Due to these aspects, this issue was considered a critical audit matter.

The principal consideration for our determination that segment revenue and gross profit recognition is a critical audit matter is that significant management judgments and estimates are utilized to determine total costs at contract completion and are subject to estimation uncertainty and require significant auditor subjectivity in evaluating those judgments and estimates.

Our audit procedures related to the segment revenue recognition included the following. We tested the design and operating effectiveness of controls relating to the cost accumulation, cost estimation and revenue recognition processes, including the Company’s ability to develop the estimates utilized in determining costs at completion. We inspected a selection of contracts; and evaluated those contracts for appropriate revenue recognition and consideration over key terms and provisions. We analyzed trends in revenue, costs and margin on all contracts, on a contract-by-contract basis, both year-over-year and since contract inception to assess the historical accuracy of management’s estimates in the final outcomes of projects. We assessed the appropriateness of adjustments to estimates on a cumulative basis for the year ended September 30, 2020 and their impact on the financial statements. We tested the cost accumulation process by obtaining and inspecting underlying documents for a sample of labor, material costs and overhead and agreeing to amounts recorded by the Company. We also recalculated revenue and gross profit recognized for the year ended September 30, 2020, for a selection of contracts, to test the accuracy of amounts recognized.

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessment
As described further in note 1 and note 6 to the consolidated financial statements, the Company tests goodwill at least annually at the reporting unit level. Due to the impact of the COVID-19 pandemic on the general deterioration in economic and market conditions, the Company completed an interim goodwill impairment test as of March 31, 2020, in addition to the Company’s annual impairment assessment as of September 30, 2020. The Company performed the interim impairment testing of goodwill as of March 31, 2020, comparing the fair value of the Company’s reporting units to the respective reporting unit’s carrying value, including goodwill. The fair value of its reporting units was determined using the income approach methodology, that includes the present value of expected future cash flows and the use of market assumptions specific to the Company’s reporting units. The Company used prospective financial information to which discount rates were applied to calculate each unit’s fair value. The implied fair value determined under the income approach was also compared to the marketplace fair value of a comparable industry grouping for reasonableness and further, the fair values were reconciled to the Company’s market capitalization at March 31, 2020. Similarly to goodwill, the Company tested indefinite-lived intangibles for impairment as of March 31, 2020. The Company utilized a relief from royalty method to calculate and compare the fair value of the intangible assets to its book value, which includes the use of market assumptions specific to the Company’s reporting units. With respect to the annual impairment assessment as of September 30, 2020, the Company performed a qualitative assessment to determine whether it was more likely than not that goodwill was impaired as of September 30, 2020. This qualitative assessment was also used for the annual impairment testing of indefinite-lived intangibles. We identified the Company’s interim impairment testing of goodwill and indefinite-lived intangible assets (“interim impairment testing”) as a critical audit matter.
The principal considerations for our determination that the interim impairment testing is a critical audit matter are as follows. The determination of the fair value of reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting units. In turn, auditing these judgments and assumptions requires a high degree auditor judgment.
Our audit procedures related to the interim impairment testing included the following: We tested the design and operating effectiveness of controls relating to the interim impairment testing, including the Company’s ability to develop the estimates utilized in calculating the fair value of each reporting unit and indefinite-lived intangible assets. Such estimates included prospective financial information, long-term growth rates, discount rates and weighted average cost of capital. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation methodology utilized and assessed the appropriateness of inputs utilized. We evaluated the qualifications of those responsible for preparing the calculations of fair values. We tested the inputs, significant judgments and estimates utilized in performing the annual impairment tests, which included comparing management’s judgments and estimates to industry and market data. We tested the inputs, significant judgments and estimates, as follows: a) tested prospective financial information and long-term growth rates by comparing to historical trends and industry expectations, performed a sensitivity analysis over growth rates and assessed management’s historical ability to accurately forecast; b) tested discounts rates by comparing to historical rates and industry expectations, compared rates to market comparable companies and independently calculated discount rates for comparison to those used by management; and c) tested weighted average cost of capital by analyzing the implied discount rate and independently calculated a weighted-average discount rate using individual discount rates and compared to the rate utilized by management. We tested the inputs, significant judgment and estimates in the Company’s reconciliation to its market capitalization. These included: a) allocation of unallocated corporate costs, whereby we agreed such costs to historical amounts, analyzed the composition of unallocated costs to assess appropriateness and sensitized the goodwill impairment analysis by allocating certain costs to the reporting units based on their relative fair values; and b) fair values of each reporting unit as determined in the interim impairment testing and agreed equity values to audited financial information.
/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.
New York, New York
November 12, 2020

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2020	At September 30, 2019
CURRENT ASSETS
Cash and equivalents	$218,089	$72,377
Accounts receivable, net of allowances of $17,758 and $7,881	348,124	264,450
Contract assets, net of progress payments of $24,175 and $11,259	84,426	105,111
Inventories	413,825	442,121
Prepaid and other current assets	46,897	40,799
Assets of discontinued operations	2,091	321
Total Current Assets	1,113,452	925,179
PROPERTY, PLANT AND EQUIPMENT, net	343,964	337,326
OPERATING LEASE RIGHT-OF-USE ASSETS	161,627	—
GOODWILL	442,643	437,067
INTANGIBLE ASSETS, net	355,028	356,639
OTHER ASSETS	32,897	15,840
ASSETS OF DISCONTINUED OPERATIONS	6,406	2,888
Total Assets	$2,456,017	$2,074,939
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,922	$10,525
Accounts payable	232,107	250,576
Accrued liabilities	171,572	124,665
Current portion of operating lease liabilities	31,848	—
Liabilities of discontinued operations	3,797	4,333
Total Current Liabilities	449,246	390,099
LONG-TERM DEBT, net	1,037,042	1,093,749
LONG-TERM OPERATING LEASE LIABILITIES	136,054	—
OTHER LIABILITIES	126,510	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	7,014	3,331
Total Liabilities	1,755,866	1,597,176
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 83,739 and 82,775, respectively.	20,935	20,694
Capital in excess of par value	583,008	519,017
Retained earnings	607,518	568,516
Treasury shares, at cost, 27,610 common shares and 35,969 common shares	(413,493)	(536,308)
Accumulated other comprehensive loss	(72,092)	(65,916)
Deferred compensation	(25,725)	(28,240)
Total Shareholders’ Equity	700,151	477,763
Total Liabilities and Shareholders’ Equity	$2,456,017	$2,074,939

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2020	2019	2018
Revenue	$2,407,522	$2,209,289	$1,977,918
Cost of goods and services	1,766,096	1,625,815	1,466,600
Gross profit	641,426	583,474	511,318
Selling, general and administrative expenses	486,398	447,163	418,517
Income from continuing operations	155,028	136,311	92,801
Other income (expense)
Interest expense	(66,544)	(68,066)	(65,568)
Interest income	753	806	1,697
Loss from debt extinguishment	(7,925)	—	—
Other, net	1,445	3,127	4,880
Total other income (expense)	(72,271)	(64,133)	(58,991)
Income before taxes from continuing operations	82,757	72,178	33,810
Provision for income taxes	29,328	26,556	555
Income from continuing operations	$53,429	$45,622	$33,255
Discontinued operations:
Income (loss) from operations of discontinued businesses	—	(11,050)	119,981
Provision for income taxes	—	(2,715)	27,558
Income (loss) from discontinued operations	—	(8,335)	92,423
Net income	$53,429	$37,287	$125,678
Income from continuing operations	$1.25	$1.11	$0.81
Income (loss) from discontinued operations	—	(0.20)	2.25
Basic earnings per common share	$1.25	$0.91	$3.06
Weighted-average shares outstanding	42,588	40,934	41,005
Income from continuing operations	$1.19	$1.06	$0.78
Income (loss) from discontinued operations	—	(0.20)	2.18
Diluted earnings per common share	$1.19	$0.87	$2.96
Weighted-average shares outstanding	45,015	42,888	42,422

Net income	$53,429	$37,287	$125,678
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5,601	(8,460)	9,403
Pension and other post retirement plans	(11,784)	(23,055)	16,381
Gain (loss) on cash flow hedge	7	(289)	585
Total other comprehensive income (loss), net of taxes	(6,176)	(31,804)	26,369
Comprehensive income	$47,253	$5,483	$152,047

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$53,429	$37,287	$125,678
Net (income) loss from discontinued operations	—	8,335	(92,423)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	62,409	61,848	55,803
Stock-based compensation	17,580	15,914	19,610
Asset impairment charges - restructuring	4,692	—	—
Provision for losses on accounts receivable	1,332	535	96
Amortization of deferred financing costs and debt discounts	3,661	5,393	5,219
Loss from debt extinguishment	7,925	—	—
Deferred income tax	2,095	(2,222)	(17,633)
(Gain)/ loss on sale/disposal of assets and investments	(287)	(179)	290
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract assets	(62,366)	8,279	2,681
(Increase) decrease in inventories	34,080	(24,938)	(52,122)
Increase in prepaid and other assets	(13,582)	(4,285)	(2,285)
Increase in accounts payable, accrued liabilities and income taxes payable	25,044	7,638	11,078
Other changes, net	1,017	353	2,200
Net cash provided by operating activities - continuing operations	137,029	113,958	58,192
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(48,998)	(45,361)	(50,138)
Acquired business, net of cash acquired	(10,531)	(9,219)	(430,932)
Investment purchases	(130)	(149)	—
Proceeds (payments) from sale of business	—	(9,500)	474,727
Insurance proceeds (payments)	—	(10,604)	8,254
Proceeds from sale of property, plant and equipment	352	280	663
Net cash provided by (used in) investing activities - continuing operations	(59,307)	(74,553)	2,574
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Proceeds from issuance of common stock	178,165	—	—
Dividends paid	(14,529)	(13,676)	(49,797)
Purchase of shares for treasury	(7,479)	(1,478)	(45,605)
Proceeds from long-term debt	1,240,080	201,748	443,058
Payments of long-term debt	(1,308,915)	(218,248)	(300,993)
Change in short-term borrowings	—	(366)	144
Financing costs	(17,384)	(1,090)	(7,793)
Contingent consideration for acquired businesses	(1,733)	(1,686)	—
Other, net	(15)	(180)	51
Net cash provided by (used) in financing activities - continuing operations	68,190	(34,976)	39,065

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(3,021)	(2,123)	(45,624)
Net cash provided by (used in) investing activities	444	—	(10,762)
Net cash used in financing activities	—	—	(22,541)
Net cash used in discontinued operations	(2,577)	(2,123)	(78,927)
Effect of exchange rate changes on cash and equivalents	2,377	313	1,173
NET INCREASE IN CASH AND EQUIVALENTS	145,712	2,619	22,077
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,377	69,758	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$218,089	$72,377	$69,758
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63,139	$63,334	$59,793
Cash paid for taxes	21,016	25,339	32,140

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income (loss)	—	—	—	125,678	—	—	—	—	125,678
Dividends	—	—	—	(55,502)	—	—	—	—	(55,502)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	200	(4,495)	—	—	(4,495)
Amortization of deferred compensation	—	—	—	—	—	—	—	8,110	8,110
Common stock acquired	—	—	—	—	2,089	(41,110)	—	—	(41,110)
Equity awards granted, net	857	214	(214)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	4,756	—	—	—	—	—	4,756
Stock-based compensation	—	—	10,078	—	—	—	—	—	10,078
Stock-based consideration	—	—	1,699	—	—	—	—	—	1,699
Other comprehensive loss, net of tax	—	—	—	—	—	—	26,369	—	26,369
Balance at 9/30/2018	81,520	20,380	503,396	550,523	35,846	(534,830)	(34,112)	(30,966)	474,391
Net income (loss)	—	—	—	37,287	—	—	—	—	37,287
Cumulative catch-up adjustment related to adoption of ASC 606	—	—	—	(5,618)	—	—	—	—	(5,618)
Dividends	—	—	—	(13,676)	—	—	—	—	(13,676)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	86	(1,106)	—	—	(1,106)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,726	2,726
Common stock acquired	—	—	—	—	37	(372)	—	—	(372)
Equity awards granted, net	1,255	314	(314)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,512	—	—	—	—	—	1,512
Stock-based compensation	—	—	13,285	—	—	—	—	—	13,285
Stock-based consideration	—	—	1,138	—	—	—	—	—	1,138
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31,804)	—	(31,804)
Balance at 9/30/2019	82,775	20,694	519,017	568,516	35,969	(536,308)	(65,916)	(28,240)	477,763
Net income (loss)	—	—	—	53,429	—	—	—	—	53,429
Dividends	—	—	—	(14,427)	—	—	—	—	(14,427)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	341	(7,479)	—	—	(7,479)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,515	2,515
Common stock issued, net of issuance costs	—	—	46,900	—	(8,700)	130,294	—	—	177,194
Equity awards granted, net	964	241	(241)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,985	—	—	—	—	—	1,985

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

Stock-based compensation	—	—	14,702	—	—	—	—	—	14,702
Stock-based consideration	—	—	645	—	—	—	—	—	645
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,176)	—	(6,176)
Balance at 9/30/2020	83,739	20,935	583,008	607,518	27,610	(413,493)	(72,092)	(25,725)	700,151

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

In August 2020 Griffon Corporation completed the public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"). The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company intends to use the remainder of the proceeds for general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

On February 19, 2020, Griffon issued, at par, $850,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”) and on June 8, 2020 Griffon issued an additional $150,000 of notes under the same indenture, at 100.25% of par (collectively, the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022 (the "2022 Senior Notes").

In January 2020, Griffon amended its credit agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility (the "Credit Agreement").

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China.
The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise. Second, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Third, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth.
The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 (increased from $35,000) and capital investments of approximately $65,000 (increased from $40,000). The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. While Griffon has not incurred significant disruptions to its manufacturing or supply chain thus far, the Company continues to actively monitor the situation and evaluate the nature and extent of the impact of the COVID-19 pandemic on its businesses, consolidated results of operations and financial condition. Griffon places a high priority on the health and safety of its employees, customers and their families, and has implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to its employees of contracting COVID-19. Although many U.S. states lifted initial executive orders issued earlier in the year

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

requiring all workers to remain at home unless their work is critical, essential, or life-sustaining, some states and localities have recently put in place new restrictions regarding the operation of many types of businesses, or have tightened up restrictions already in place, in response to the recent worsening of the COVID-19 outbreak. As of the date of this filing, all of Griffon's facilities are fully operational and the Company’s supply chains have not experienced significant disruption. Griffon manufactures a substantial majority of its products that it sells, with the majority of manufacturing activities conducted in the United States.  As a result, Griffon has been able to mitigate the adverse impact of the COVID-19 pandemic on the global supply chain. While Griffon is unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on its businesses, results of operations, liquidity or capital resources, Griffon will continue to actively monitor the situation and may take further actions that impact its operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, suppliers and shareholders. For additional factors to consider, see Part 1, Item 1A, “Risk Factors” in this Form 10-K.
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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, sales, profits and loss recognition for performance obligations satisfied over time, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $55,000 and $34,200 at September 30, 2020 and 2019, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2028 Senior Notes approximated $1,040,000, on September 30, 2020. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,436 at September 30, 2020 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2020 and 2019, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,703 ($1,000 cost basis) and $1,518 ($1,000 cost basis), respectively, were included in Prepaid and other current assets on the Consolidated Balance Sheets.

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2020 and 2019, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

At September 30, 2020 and 2019, Griffon had $32,000 and $14,000 of Australian dollar contracts at a weighted average rate of $1.41 and $1.48, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred losses of $168 ($109, net of tax) and deferred gains of $327 ($213, net of tax) at September 30, 2020 and 2019, respectively. Upon settlement, gains (losses) of $(2,163) and $1,361 were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during 2020 and 2019, respectively. Contracts expire in 30 to 146 days.

At September 30, 2020 and 2019, Griffon had $7,900 and $3,500, respectively, of Canadian dollar contracts at a weighted average rate of $1.33 and $1.32. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains (losses) of $(92) and $14 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2020 and 2019, respectively. Realized gains of $189 and $68, were recorded in Other income during 2020 and 2019, respectively. Contracts expire in 30 to 360 days.

At September 30, 2020, Griffon had $5,400 of Great Britain Pound contracts at a weighted average rate of $0.77. These contracts, which protect U.K. operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains of $39 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2020. There were no realized gains or losses recorded for these contracts during the year ended September 30, 2020. Contracts expire in 2 to 208 days.

Pension plan assets with a fair value of $147,145 at September 30, 2020, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were gains (losses) of $5,601 and $(8,460) for 2020 and 2019, respectively. As of September 30, 2020 and 2019, the foreign currency translation components of Accumulated other comprehensive loss were $25,683 and $31,284, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income as a component of Other income (expense).

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Our statement of operations for the year ended September 30, 2020 and 2019 and our balance sheet as of September 30, 2020 and 2019 are presented under ASC 606, while our statement of operations for the year ended September 30, 2018 is presented under ASC 605, Revenue Recognition.

Under ASC Topic 606, performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered into a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation, and extended warranty services. These contracts require judgment in determining the number of performance obligations. For contracts with multiple performance obligations, judgment is required to determine whether performance obligations specified in these contacts are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of contracts, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. The transaction price includes variable consideration, such as discounts and volume rebates, when it is probable that a significant reversal of revenue recognized will not occur. Variable consideration is determined using either the expected value or the most likely amount of consideration to be received based on historical experience and the specific facts and circumstances at the time of evaluation.

Approximately 86% of the Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components primarily within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.

Approximately 14% of the Company’s performance obligations are recognized over time and relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our DE Segment. Revenue recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion (cost-to-cost method) is an appropriate measure of progress towards satisfaction of performance obligations recognized over time, as it most accurately depicts the progress of our work and transfer of control to our customers.

Refer to Note 2 - Revenue for a discussion of our revenue recognition practices for each of our reportable segments.

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers within the CPP and HBP businesses, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 9% and Home Depot was 18%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2020 and 2019 were $27,607 and $17,322, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Contract assets

Contract assets consists of amounts accounted for under the cost-to-cost method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2020 and 2019, approximately $7,500 and $13,100, respectively, of contract assets were expected to be collected after one year.

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

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2020, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $52,819, $51,926 and $46,733 in 2020, 2019 and 2018, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $19,656, $19,026 and $16,306 in 2020, 2019 and 2018, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $2,520, $2,925 and $2,896 for the years ended September 30, 2020, 2019 and 2018, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2020 was approximately $262,255.

Goodwill and indefinite-lived intangibles

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We review goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments.

We had three reporting units at September 30, 2020 and 2019, which are our operating segments. We use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangibles for impairment. When determining the approach to use, we consider the current facts and circumstances of each reporting unit, as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessment. In addition, our qualitative approach evaluates

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

industry and market conditions and various events impacting a reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment in which our reporting units operate and other reporting unit specific events and circumstances. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is necessary, we use the income approach methodology of valuation that includes the present value of expected future cash flows.

We performed a quantitative annual impairment test as of September 30, 2019, and an interim quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using discounted future cash flows for each reporting unit, which did not result in impairments to goodwill. The more significant assumptions used for the interim impairment test as of March 31, 2020 were a five-year cash flow projection and a 3.0% terminal value to which discount rates between 7.1% and 9% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization.

We performed a qualitative assessment as of September 30, 2020, as the estimated fair values of each reporting unit significantly exceeded the carrying value based on our most recent quantitative assessment, which was performed as of March 31, 2020. Our qualitative assessment determined that indicators that the fair value of each reporting unit was less than the carrying value were not present.

With respect to indefinite-lived intangibles we performed a quantitative annual impairment test as of September 30, 2019, and an interim quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using a relief from royalty method, which did not result in impairments. We performed a qualitative assessment as of September 30, 2020 considering all the above factors and determined that indefinite-lived intangibles fair values were greater than their book values.

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

Leases

On October 1, 2019, the Company adopted the Accounting Standards Codifications ("ASC") Topic 842, Leases, which requires the recording of operating lease Right-of-Use ("ROU") assets and operating lease liabilities. Finance leases were not impacted by the adoption of ASC Topic 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC Topic 840. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

The Company applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

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

There were no indicators of impairment during the three years ending September 30, 2020.

Income taxes

We are subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse.

We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition of tax positions taken or expected to be taken in a tax return. We record, as needed, a liability for the difference between the benefit recognized for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to approximately $15,400 in each year ended September 30, 2020, 2019 and 2018.

SG&A expenses include shipping and handling costs of $54,500 in 2020, $53,500 in 2019 and $41,700 in 2018 and advertising costs, which are expensed as incurred, of $19,000 in 2020, $20,000 in 2019 and $21,000 in 2018.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

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

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $1,559, $3,148 and $3,649 during 2020, 2019, and 2018 respectively.

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

In April 2019, the FASB issued guidance relating to accounting for credit losses on financial instruments, including trade receivables, and derivatives and hedging. This guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in fiscal 2021. Management does not expect a material impact to the Company’s Consolidated Statements of Operations and Comprehensive Income or Cash Flows.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

New Accounting Standards Implemented

In March 2020, the Financial Accounting Standards Board ("FASB") issued optional guidance for a limited time relating to accounting for the discontinuation of the LIBOR rate also known as reference rate reform. The amendments in this update provide optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients primarily apply to the Griffon’s Credit Agreement and Non-U.S. Term Loans. The optional expedients allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on these agreements. The Company expects to apply the optional practical expedients and exceptions to modifications of its agreements affected by reference rate reform. As of September 30, 2020, the Company has not modified its agreements subject to reference rate reform.

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

In February 2016, FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized right-of-use assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning in 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance for our annual goodwill impairment testing for the year ended September 30, 2020. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations and related disclosures.
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – REVENUE

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered into a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation, and extended warranty services. These contracts require judgment in determining the number of performance obligations. For contracts with multiple performance obligations, judgment is required to determine whether

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

performance obligations specified in these contacts are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of contracts, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. The transaction price includes variable consideration, such as discounts and volume rebates, when it is probable that a significant reversal of revenue recognized will not occur. Variable consideration is determined using either the expected value or the most likely amount of consideration to be received based on historical experience and the specific facts and circumstances at the time of evaluation.
See Note 19 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Revenue from CPP and HBP Segments

Approximately 86% of the Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components primarily within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.
A majority of CPP's and HBP's revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company’s CPP and HBP Segments recognize revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in Cost of Goods and Services.

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
Revenue from Defense Electronics Segment
Approximately 14% of the Company’s performance obligations are recognized over time and relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our DE Segment. Revenue recognized over time is generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion (cost-to-cost method) is an appropriate measure of progress towards satisfaction of performance obligations recognized over time, as it most accurately depicts the progress of our work and transfer of control to our customers.
The Company’s DE Segment earns a substantial portion of its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial customers to design, develop and manufacture highly sophisticated intelligence, surveillance and communications solutions. These contracts are typically long-term in nature, usually greater than one year, and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized over time as work is performed because control of the work in process transfers continuously to the customer. For U.S. Government contracts, the continuous transfer of control to the customer

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

is supported by contract clauses that provide for: (i) progress or performance-based payments or (ii) the unilateral right of the customer to terminate the contract for convenience, in which case we have the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to us. Foreign government and certain commercial contracts contain similar termination for convenience clauses, or we have a legally enforceable right to receive payment for costs incurred and a reasonable profit for product or services that do not have alternative use to us. Revenue and profits on fixed-price and cost-plus contracts that include performance obligations satisfied over time are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods.

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. The 2020, 2019, and 2018 income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(10,650), $(4,500) and $1,400, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent actual costs vary from the estimates upon which the price was negotiated, more or less profit will be generated, or a loss could be incurred.
Cost-reimbursable type contracts provide for the payment of allowable costs incurred on the contract plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. We provide our products and services under cost-plus-fixed-fee arrangements. The fixed fee is negotiated at the inception of the contract and that fixed-fee does not vary with actual costs.
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2020 was $10,800 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
Contract modifications routinely occur to account for changes in contract specifications or requirements. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Contract modifications for goods or services that are not distinct are accounted for as part of the existing contract on a cumulative catch-up basis.
From time to time, Telephonics may combine contracts if they are negotiated together, have specific requirements to combine, or are otherwise closely related.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Transaction Price Allocated to the Remaining Performance Obligations
On September 30, 2020, we had $380,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 67% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.

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

Contract Balances

Contract assets were $84,426 as of September 30, 2020 compared to $105,111 as of September 30, 2019. The $20,685 decrease in our contract assets balance was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract assets, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2020 and 2019, approximately $7,500 and $13,100, respectively, of contract assets were expected to be collected after one year.

Contract liabilities were $24,386 as of September 30, 2020 compared to $26,259 as of September 30, 2019. The $1,873 decrease in the contract liabilities balance was primarily due to the recognition of revenue primarily from surveillance and airborne maritime surveillance radar programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. The purchase price was primarily allocated to goodwill of GBP 3,449, acquired intangible assets of GBP 3,454, inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 3,765.

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
(US dollars and non-US currencies in thousands, except per share data)

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

On February 13, 2018, AMES acquired 100% of the outstanding stock of Kelkay Limited ("Kelkay"), a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000, of which approximately GBP 2,200 was earned. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. The purchase price was primarily allocated to tradenames of GBP 19,000, customer related intangibles of GBP 6,640, accounts receivable and inventory of GBP 8,894 and fixed assets and land of GBP 8,241.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

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

During the year ended September 30, 2020, SG&A included acquisition costs of $2,960. There were no acquisition-related costs in 2019. In 2018, SG&A and Cost of goods and services included $6,097 and $1,500 of acquisition-related costs, respectively..

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2020	At September 30, 2019
Raw materials and supplies	$135,083	$121,791
Work in process	81,624	93,830
Finished goods	197,118	226,500
Total	$413,825	$442,121

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2020	At September 30, 2019
Land, building and building improvements	$167,005	$133,036
Machinery and equipment	595,126	580,698
Leasehold improvements	53,386	49,808
	815,517	763,542
Accumulated depreciation and amortization	(471,553)	(426,216)
Total	$343,964	$337,326

Except as described in Note 9, Restructuring Charges, no event or indicator of impairment occurred during the year ended September 30, 2020 which would require additional impairment testing of property, plant and equipment.

NOTE 6 — GOODWILL AND OTHER INTANGIBLES

Griffon usually performs its annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and completed an interim impairment test as of March 31, 2020. The Company determined that there was no impairment to either its goodwill or indefinite-lived intangible assets at March 31, 2020. As of September 30, 2020, the Company performed a qualitative assessment and determined it was not more likely than not that the fair value of any of its reporting units or its indefinite-lived intangible assets was less than their carrying values. Based upon the results of the annual impairment qualitative review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed. See Note 1, Description of Business and Summary of Significant Accounting Policies, for a description of the Company's goodwill and indefinite-lived intangible impairment testing methodology.

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2020:

	At September 30, 2018	Goodwill from acquisitions	Reallocation of Goodwill(1)	Foreign currency translation adjustments	At September 30, 2019	Goodwill from acquisitions	Foreign currency translation adjustments	At September 30, 2020
Consumer and Professional Products	$378,046	$—	$(148,076)	$(2,701)	$227,269	$4,451	$1,125	$232,845
Home and Building Products	42,804	300	148,076	73	191,253	—	—	191,253
Defense Electronics	18,545	—	—	—	18,545	—	—	18,545
Total	$439,395	$300	$—	$(2,628)	$437,067	$4,451	$1,125	$442,643

(1) In accordance with the guidance set forth in ASC 350, and in connection with the modification of the Company's reportable segment structure, using a relative fair value approach, the Company reallocated $148,076 of goodwill between the CPP and HBP segments.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2020			At September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$185,940	$66,656	23	$183,515	$57,783
Unpatented technology	19,464	8,360	13	19,167	7,329
Total amortizable intangible assets	205,404	75,016		202,682	65,112
Trademarks	224,640	—		219,069	—
Total intangible assets	$430,044	$75,016		$421,751	$65,112

Amortization expense for intangible assets subject to amortization was $9,590, $9,922 and $9,070 in 2020, 2019 and 2018, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2021 - $9,443; 2022 - $9,436; 2023 - $9,357; 2024 - $9,331 and 2025 - $9,331; thereafter - $83,490.

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

The following amounts summarize the total assets and liabilities of Plastics and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2020	At September 30, 2019
Assets of discontinued operations:
Prepaid and other current assets	$2,091	$321
Other long-term assets	6,406	2,888
Total assets of discontinued operations	$8,497	$3,209

Liabilities of discontinued operations:
Accrued liabilities, current	$3,797	$4,333
Other long-term liabilities	7,014	3,331
Total liabilities of discontinued operations	$10,811	$7,664

At September 30, 2020, Griffon’s liabilities for Plastics, Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $10,811. The increase in assets and liabilities were primarily associated with insurance claims receivable and payable.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

a gain on sale of $112,964 ($81,041, net of tax) during 2018. The following amounts related to the Plastics segment have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Year Ended September 30,
	2019	2018
Revenue	$—	$166,262
Cost of goods and services	—	132,100
Gross profit	—	34,162
Selling, general and administrative expenses	9,500	26,303
Restructuring charges	—	—
Total operating expenses	9,500	26,303
Income from discontinued operations	(9,500)	7,859
Other income (expense)
Gain on sale of business	—	112,964
Interest expense, net	—	(155)
Other, net	—	(687)
Total other income (expense)	—	112,122
Income from operations of discontinued operations	(9,500)	119,981

Installation Services and Other Discontinued Activities

There was no reported revenue in 2020, 2019 and 2018.

NOTE 8 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2020	At September 30, 2019
Compensation	$83,308	$61,639
Interest	4,371	4,501
Warranties and rebates	18,687	13,171
Insurance	10,997	11,996
Rent, utilities and freight	8,816	5,326
Income and other taxes	14,707	7,814
Marketing and advertising	7,968	4,417
Restructuring	2,965	—
Other	19,753	15,801
Total	$171,572	$124,665

NOTE 9 – RESTRUCTURING CHARGES

In September 2020, Telephonics initiated a Voluntary Employee Retirement Plan, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The combined actions are expected to incur severance charges of approximately $4,500, with $2,120 recognized in the fourth quarter, and the balance to be recognized in the first quarter of 2021. At the conclusion of these actions, headcount is expected to be reduced by approximately 90 people. In addition, during fiscal 2020 Telephonics commenced a facility project to consolidate three Long Island based facilities into two company owned facilities with a total cost of approximately $4.0 million primarily comprised of capital expenditures in 2021.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China.
The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise. Second, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Third, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth.
The cost to implement this new business platform, over the five years duration of the project, will include approximately $65,000 (increased from $35,000) of one-time charges and approximately $65,000 (increased from $40,000) in capital investments. The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.
In the year ended September 30, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $13,669. For the year ended September 30, 2020, cash charges totaled $8,977 and non-cash, asset-related charges totaled $4,692; the cash charges included $5,620 for one-time termination benefits and other personnel-related costs and $3,357 for facility exit costs. Non-cash charges included a $1,968 impairment charge related to a facility’s operating lease as well as $671 of leasehold improvements made to the leased facility and $304 of inventory that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations. As a result of these transactions, headcount was reduced by 167.

A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations were as follows:

For the Year Ended September 30, 2020
Cost of goods and services	$4,159
Selling, general and administrative expenses	11,630
Total restructuring charges	$15,789

For the Year Ended September 30, 2020
Personnel related costs	$7,740
Facilities, exit costs and other	3,357
Non-cash facility and other	4,692
Total	$15,789

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
Charges	7,740	3,357	4,692	15,789
Payments	(5,039)	(3,093)	—	(8,132)
Non-cash charges (1)	—	$—	(4,692)	(4,692)
Accrued liability at September 30, 2020	$2,701	$264	$—	$2,965
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets in connection with certain facility closures.

NOTE 10 – WARRANTY LIABILITY

DE offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CPP and HBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP, HBP and DE to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2020	2019
Balance, beginning of period	$7,894	$8,174
Warranties issued and changes in estimated pre-existing warranties	20,474	16,938
Actual warranty costs incurred	(17,525)	(17,218)
Balance, end of period	$10,843	$7,894

NOTE 11 — LONG-TERM DEBT

Debt at September 30, 2020 and 2019 consisted of the following:

		At September 30, 2020
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$363	$(15,376)	$984,987	5.75%
Revolver due 2025	(b)	12,858	—	(2,209)	10,649	Variable
Finance lease - real estate	(e)	17,218	—	(30)	17,188	Variable
Non U.S. lines of credit	(f)	—	—	(30)	(30)	Variable
Non U.S. term loans	(f)	31,086	—	(160)	30,926	Variable
Other long term debt	(g)	3,260	—	(16)	3,244	Variable
Totals		1,064,422	363	(17,821)	1,046,964
less: Current portion		(9,922)	—	—	(9,922)
Long-term debt		$1,054,500	$363	$(17,821)	$1,037,042

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		At September 30, 2019
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$867	$(9,175)	$991,692	5.25%
Revolver due 2021	(b)	50,000	—	(1,243)	48,757	Variable
Finance lease - real estate	(e)	4,388	—	(55)	4,333	5.00%
Non U.S. lines of credit	(f)	17,576	—	(45)	17,531	Variable
Non U.S. term loans	(f)	36,977	—	(188)	36,789	Variable
Other long term debt	(g)	5,190	—	(18)	5,172	Variable
Totals		1,114,131	867	(10,724)	1,104,274
less: Current portion		(10,525)	—	—	(10,525)
Long-term debt		$1,103,606	$867	$(10,724)	$1,093,749

Interest expense consists of the following for 2020, 2019 and 2018.

		Year Ended September 30, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.90%	$32,511	$—	$1,072	$33,583
Senior notes due 2022	(a)	5.67%	$22,816	$122	$1,735	$24,673
Revolver due 2025	(b)	Variable	5,866	—	635	6,501
Finance lease - real estate	(e)	Variable	386	—	25	411
Non U.S. lines of credit	(f)	Variable	12	—	15	27
Non U.S. term loans	(f)	Variable	975	—	55	1,030
Other long term debt	(g)	Variable	445	—	2	447
Capitalized interest			(128)	—	—	(128)
Totals			$62,883	$122	$3,539	$66,544

		Year Ended September 30, 2019
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	$52,500	$270	$3,803	$56,573
Revolver due 2025	(b)	Variable	6,998	—	980	7,978
ESOP Loans	(d)	6.3%	937	—	186	1,123
Finance lease - real estate	(e)	Variable	372	—	25	397
Non U.S. lines of credit	(f)	Variable	19	—	15	34
Non U.S. term loan	(f)	Variable	1,592	—	109	1,701
Other long term debt	(g)	Variable	640	—	5	645
Capitalized interest			(385)	—	—	(385)
Totals			$62,673	$270	$5,123	$68,066

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2018
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	$52,500	$270	$3,803	$56,573
Revolver due 2025	(b)	Variable	3,718	—	565	4,283
Real estate mortgages	(c)	6.3%	1,802	—	124	1,926
ESOP Loans	(d)	3.3%	349	—	320	669
Finance lease - real estate	(e)	Variable	581	—	25	606
Non U.S. lines of credit	(f)	Variable	34	—	15	49
Non U.S. term loan	(f)	Variable	1,420	—	90	1,510
Other long term debt	(g)	Variable	494	—	7	501
Capitalized interest			(549)	—	—	(549)
Totals			$60,349	$270	$4,949	$65,568

Minimum payments under debt agreements for the next five years are as follows: $9,922 in 2021, $12,667 in 2022, $16,124 in 2023, $1,730 in 2024, $14,628 in 2025 and $1,009,351 thereafter.

(a)
On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due 2028, at of par, completed on February 19, 2020 (collectively, the "Senior Notes"). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% senior notes due 2022 (the "2022 Senior Notes"). As of September 30, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the 2028 Senior Notes approximated $1,040,000 on September 30, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at September 30, 2020, $15,376 remained to be amortized. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 5.25% $1,000,000 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

(b)
On January 30, 2020, Griffon amended its Credit Agreement to increase the maximum borrowing availability from $350,000 to $400,000, extend its maturity from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 (increased from $50,000); and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.75% for base rate loans and 1.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2020, under the Credit Agreement, there were $12,858 in outstanding borrowings; outstanding standby letters of credit were $16,867; and $370,275 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2020 was $29,878.

(e)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2020, $17,188 was outstanding, net of issuance costs. Refer to Note 22 - Leases for further details.

(f)
In November 2012, Garant G.P. (“Garant”), a Griffon subsidiary, entered into a CAD 15,000 ($11,210 as of September 30, 2020) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.44% LIBOR USD and 1.55% Bankers Acceptance Rate CDN as of September 30, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,210 as of September 30, 2020) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement; the agreement was amended in March 2019. As amended, the term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.09% at September 30, 2020). During the year ended September 30, 2020, the term loan balance was reduced by AUD 5,000 from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of September 30, 2020, the term loan had an outstanding balance of AUD 15,875 ($11,287 as of September 30, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.04% and 1.49%, respectively, at September 30, 2020). At September 30, 2020, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The term loan and mortgage loan accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.30% and 1.85% at September 30, 2020, respectively). The revolving facility matures in May 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.85% as of September 30, 2020). As of September 30, 2020, the revolver had no outstanding balance while the term and mortgage

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

loan balances amounted to GBP 15,398 ($19,799 as of September 30, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(g) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At September 30, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $11,956 in 2020, $11,788 in 2019 and $11,053 in 2018.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,833 and $1,852 as of September 30, 2020 and 2019. The accumulated other comprehensive income (loss) for these plans was $(196) and ($146) as of September 30, 2020 and 2019, respectively, and the 2020 and 2019 benefit expense was $46 and $50, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2020 and 2019. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

The Clopay AMES Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $1,559, $3,148 and $3,649 during 2020, 2019, and 2018 respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2020	2019	2018	2020	2019	2018
Net periodic (benefits) costs:
Interest cost	$4,267	$5,778	$5,084	$335	$503	$544
Expected return on plan assets	(10,343)	(10,331)	(10,736)	—	—	—
Amortization of:
Prior service costs	—	—	—	14	14	14
Actuarial loss	3,769	630	755	399	258	628
Total net periodic (benefits) costs	$(2,307)	$(3,923)	$(4,897)	$748	$775	$1,186

The tax benefits in 2020, 2019 and 2018 for the amortization of pension costs in Other comprehensive income (loss) were $878, $221 and $342, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2021 is $6,277 and $15, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2020	2019	2018	2020	2019	2018
Discount rate	2.92%	4.10%	3.64%	2.64%	3.99%	3.18%
Expected return on assets	7.00%	7.00%	7.25%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$177,797	$161,328	$16,180	$15,718
Interest cost	4,267	5,778	335	503
Benefits paid	(10,747)	(10,790)	(1,939)	(1,942)
Actuarial (gain) loss	11,686	21,481	1,494	1,901
Benefit obligation at end of fiscal year	183,003	177,797	16,070	16,180
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	145,610	150,680	—	—
Actual return on plan assets	4,261	2,606	—	—
Company contributions	8,021	3,114	1,939	1,942
Benefits paid	(10,747)	(10,790)	(1,939)	(1,942)
Fair value of plan assets at end of fiscal year	147,145	145,610	—	—
Projected benefit obligation in excess of plan assets	$(35,858)	$(32,187)	$(16,070)	$(16,180)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(1,891)	$(1,906)
Other liabilities (long-term)	(35,858)	(32,187)	(14,179)	(14,279)
Total Liabilities	(35,858)	(32,187)	(16,070)	(16,185)
Net actuarial losses	61,666	47,663	7,700	6,609
Prior service cost	—	—	—	14
Deferred taxes	(12,950)	(17,098)	(1,617)	(2,374)
Total Accumulated other comprehensive loss, net of tax	48,716	30,565	6,083	4,249
Net amount recognized at September 30,	$12,858	$(1,622)	$(9,987)	$(11,936)
Accumulated benefit obligations	$183,003	$177,797	$16,070	$16,180
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$183,003	$177,797	$16,070	$16,180
PBO	183,003	177,797	16,070	16,180
Fair value of plan assets	147,145	145,610	—	—

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2020	2019	2020	2019
Weighted average discount rate	2.30%	2.92%	1.69%	2.64%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2021	$11,006	$1,891
2022	10,964	1,787
2023	10,945	1,679
2024	10,892	1,556
2025	10,809	1,437
2026 through 2030	52,390	5,354

During 2021, Griffon expects to contribute $1,891 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon expects to contribute $2,764 to the Defined Benefit plan in 2021.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2020 was 93.7%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2021 catch up contributions is $2,107.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2020	2019	Target
Cash and equivalents	0.4%	1.9%	—%
Equity securities	48.5%	49.9%	63.0%
Fixed income	31.9%	29.4%	37.0%
Other	19.2%	18.8%	—%
Total	100.0%	100.0%	100.0%

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

Debt securities – The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market where the individual mutual fund securities are invested in debt securities. These investments are classified within Level 1 and Level 2 of the valuation hierarchy.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$600	$—	$—	$600
Government agency securities	33,675	6,136	—	39,811
Debt instruments	179	2,722	—	2,901
Equity securities	68,987	—	—	68,987
Commingled funds	—	—	9,362	9,362
Limited partnerships and hedge fund investments	—	17,867	—	17,867
Other Securities	2,488	163	—	2,651
Subtotal	$105,929	$26,888	$9,362	$142,179
Accrued income and plan receivables				4,966
Total				$147,145

At September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2,791	$—	$—	$2,791
Government and agency securities	28,297	9,119	—	37,416
Debt instruments	182	2,996	—	3,178
Equity securities	72,517	—	—	72,517
Commingled funds	—	—	8,776	8,776
Limited partnerships and hedge fund investments	—	18,569	—	18,569
Other Securities	1,913	159	—	2,072
Subtotal	$105,700	$30,843	$8,776	$145,319
Accrued income and plan receivables				291
Total				$145,610

The following table represents level 3 significant unobservable inputs for the years ended September 30, 2020 and 2019:

Significant Unobservable Inputs (Level 3)

As of October 1, 2019	$—
Purchases, issuances and settlements	7,695
Gains and losses	1,081
As of September 30, 2019	8,776
Purchases, issuances and settlements	—
Gains and losses	586
As of September 30, 2020	$9,362

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $285 for the plan year ended September 30, 2020), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $2,878 in 2020, $2,629 in 2019 and $9,532 in 2018, including an impact of $2,588 from the April 2018 special dividend. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2020 and 2019 based on the closing stock price of Griffon’s stock was $40,217 and $47,378, respectively. The ESOP shares were as follows:

	At September 30,
	2020	2019
Allocated shares	3,301,448	3,209,069
Unallocated shares	2,058,187	2,259,308
Total	5,359,635	5,468,377

NOTE 13 – INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly changed U.S. tax law. The TCJA lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The TCJA also created a new minimum tax on certain foreign earnings, for which the Company has elected to record as a current period expense when incurred.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The Company recorded a provisional transition tax charge of $13,100 net of foreign tax credits for fiscal year 2018. The Company ultimately incurred a transition tax charge of $12,699. Under the TCJA, the Company elected to pay the transition tax interest-free over eight years and at September 30, 2020 has $8,344 remaining on this liability.
During fiscal 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. The Company evaluated the impact of the legislation and determined that while there was an impact on the timing of certain tax payments, there is no material impact on the Company’s consolidated financial statements or related disclosures
Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2020	2019	2018
Domestic	$42,634	$49,723	$4,942
Non-U.S.	40,123	22,455	28,868
	$82,757	$72,178	$33,810

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2020	2019	2018
Current	$27,233	$28,778	$18,188
Deferred	2,095	(2,222)	(17,633)
Total	$29,328	$26,556	$555
U.S. Federal	$10,978	$14,160	$(12,714)
State and local	7,331	6,187	5,175
Non-U.S.	11,019	6,209	8,094
Total provision	$29,328	$26,556	$555

Differences between the effective income tax rate applied to Income and the U.S. Federal income statutory rate from continuing operations were as follows:

	For the Years Ended September 30,
	2020	2019	2018
U.S. Federal income tax provision (benefit) rate	21.0%	21.0%	24.5%
State and local taxes, net of Federal benefit	6.0%	6.6%	10.2%
Non-U.S. taxes - foreign permanent items and taxes	3.3%	2.0%	3.6%
Change in tax contingency reserves	0.1%	(0.7)%	(0.6)%
Impact of federal rate change on deferred tax balances	—%	—%	(60.0)%
Tax Reform-Repatriation of Foreign Earnings and GILTI	—%	1.0%	61.6%
Change in valuation allowance	(1.5)%	3.3%	13.4%
Other non-deductible/non-taxable items, net	1.4%	3.1%	(5.2)%
Non-deductible officer's compensation	4.4%	5.2%	6.4%
Research and U.S. foreign tax credits	1.4%	(4.7)%	(39.4)%
Share based compensation	—%	0.4%	(3.8)%
Other	(0.7)%	(0.4)%	(9.1)%
Effective tax provision (benefit) rate	35.4%	36.8%	1.6%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2020	2019
Deferred tax assets:
Bad debt reserves	$3,980	$1,980
Inventory reserves	9,371	8,361
Deferred compensation (equity compensation and defined benefit plans)	18,904	16,544
Compensation benefits	5,499	5,186
Insurance reserve	1,918	1,873
Warranty reserve	3,981	2,896
Lease liabilities	43,045	—
Net operating loss	9,618	11,077
Tax credits	7,031	9,373
Capital loss carryback	2,205	2,000
Interest	—	5,250
Other reserves and accruals	6,094	3,738
	111,646	68,278
Valuation allowance	(9,824)	(10,823)
Total deferred tax assets	101,822	57,455
Deferred tax liabilities:
Goodwill and intangibles	(44,051)	(42,477)
Property, plant and equipment	(48,172)	(43,996)
Right-of-use assets	(41,747)	—
Other	(634)	(1,096)
Total deferred tax liabilities	(134,604)	(87,569)
Net deferred tax liabilities	$(32,782)	$(30,114)

During the year ended September 30, 2020, the Company adopted ASU 2016-02 relating to Leases (Topic 842). Deferred tax assets and liabilities were recorded relating to the lease liabilities and the right of use assets recognized under this new standard. The Company adopted this update under the modified retrospective approach which required no adjustment to a prior period. At September 30, 2020 the corresponding deferred tax asset and liabilities were $43,045 and $41,747, respectively.

In 2020, the decrease in the valuation allowance of $999 is primarily the result of the expiration of foreign tax credits, partially offset by the generation and usage or non-usage of foreign tax credit generated during the year.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2020	2019
Other assets	$614	$137
Other liabilities	(34,008)	(31,141)
Liabilities of discontinued operations	612	890
Net deferred liability	$(32,782)	$(30,114)

At both September 30, 2020 and 2019, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. As of September 30, 2020, we have approximately $100,102 of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax on remittance of those earnings is expected to be immaterial to the income tax provision.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2020, Griffon had no loss carryforwards for U.S. tax purposes and $9,671 for non-U.S. tax purposes. At September 30, 2019, Griffon had loss carryforwards for U.S. and non-U.S tax purposes of $5,419 and $7,413, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2020 and 2019, Griffon had interest expense carryforwards of $0 and $25,000, respectively. The interest expense carryforward was utilized in September 30, 2020.

At September 30, 2020 and 2019, Griffon had state and local loss carryforwards of $124,191 and $127,354, respectively, which expire in varying amounts through 2039.

At September 30, 2020 and 2019, Griffon had federal tax credit carryforwards of $5,954 and $8,948, respectively, which expire in varying amounts through 2035.

At September 30, 2020 and 2019, Griffon had capital loss carryovers for U.S. tax purposes of $10,500 and $9,524, respectively, generated in the September 30, 2019 tax year. The carryover is available for three-year carryback or five-year carryforward.

We believe it is more likely than not that the benefit from certain federal and state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2020 and 2019 of $9,824 and $10,823, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2015. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2013. Various U.S. state and statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2018	$4,519
Additions based on tax positions related to the current year	117
Additions based on tax positions related to prior years	(559)
Lapse of Statutes	(16)
Balance at September 30, 2019	4,061
Additions based on tax positions related to the current year	125
Additions based on tax positions related to prior years	20
Reductions based on tax positions related to prior years	(3)
Lapse of Statutes	(23)
Balance at September 30, 2020	$4,180

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $909. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2020 and 2019, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $77 and $66, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 14 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2020, 2019 and 2018, the Company declared and paid cash dividends totaling $0.30 per share, $0.29 per share and $0.28 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073 and paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September, 30, 2020, accrued dividends were $3,535.

On November 12, 2020, the Board of Directors declared a cash dividend of $0.08 per share, payable on December 17, 2020 to shareholders of record as of the close of business on November 25, 2020.

On August 18, 2020, the Company sold 8,000,000 shares of our common stock at a price of $21.50 per share through a public equity offering, for a total net proceeds of $163,830, net of underwriting discounts, commissions and offering expenses. In addition, on August 21, 2020, pursuant to the exercise by the underwriters of their overallotment option, the underwriters purchased an additional 700,000 shares of common stock from the Company at a price of $21.50, resulting in additional net proceeds to the Company of $14,335. In total, the Company sold 8,700,000 shares of common stock at a price of $21.50 for a total net proceeds of $178,165. The Company used a portion of the net proceeds to temporarily repay outstanding borrowings under its Credit Agreement. The Company intends to use the remainder of the proceeds for working capital and general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. As of September 30, 2020, there are no stock options outstanding. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares of underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2020, 1,167,172 shares were available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based compensation plans:

	For the Years Ended September 30,
	2020	2019	2018
Restricted stock	$14,702	$13,285	$10,078
ESOP	2,878	2,629	9,532
Total stock based compensation	$17,580	$15,914	$19,610

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

In 2018, the ESOP compensation expense includes dividends paid on allocated shares in connection with the special cash dividend as mentioned above, of $1.00 per share paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018.

A summary of restricted stock activity, inclusive of restricted stock units, for 2020 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2019	3,713,573	$12.96
Granted	1,061,624	17.10
Vested	(831,748)	21.51
Forfeited	(257,859)	15.35
Unvested at September 30, 2020	3,685,590	14.30

The fair value of restricted stock which vested during 2020, 2019, and 2018 was $17,889, $4,748 and $11,216, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $22,340 at September 30, 2020 and will be recognized over a weighted average vesting period of 2.3 years.

At September 30, 2020, a total of approximately 4,852,762 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2020, Griffon granted 1,061,624 shares of restricted stock and restricted stock units. This included 348,280 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of approximately three years, with a total fair value of $7,446, or a weighted average fair value of $21.38 per share. This also included 53,344 of restricted shares granted to non-employee directors of Griffon with a vesting period of three years and a fair value of $1,170, or a weighted average fair value of $21.93 per share. Furthermore, this included 660,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 480,000 to 660,000. The Monte Carlo Simulation model was chosen to value the two senior executive awards; The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $9,534, or a weighted average fair value of $14.45.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2020, Griffon did not purchase shares of common stock under these repurchase programs. At September 30, 2020 an aggregate of $57,955 remains under Griffon's Board authorized repurchase authorizations.

During the year ended September 30, 2020, 340,775 shares, with a market value of $7,409, or $21.74 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2020, an additional 3,307 shares, with a market value of $70, or $21.22 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On June 19, 2018, GS Direct, L.L.C., an affiliate of Goldman Sachs & Co. ("GS Direct") completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. GS Direct’s original 10,000,000 share investment was in 2008; following the closing of the offering, GS Direct no longer owns any shares of Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Additionally, two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively. The Ocala, Florida lease contains two five-year renewal options. Griffon also has various finance equipment leases. Refer to Note 22 - Leases for further information.

Aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$38,411	$4,282
2022	33,286	2,695
2023	25,599	2,375
2024	19,057	2,119
2025	16,334	2,074
2026	71,903	9,850
Total lease payments	204,590	23,395
Less: Imputed Interest	(36,688)	(4,704)
Present value of lease liabilities	$167,902	$18,691

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $239,365, $226,026 and $209,924 for the years ended September 30, 2020, 2019 and 2018, respectively. Purchase obligations that extend beyond 2020 are principally related to long-term contracts received from customers of Telephonics. Aggregate future minimum purchase obligations at September 30, 2020 are $377,388 in 2021, $9,748 in 2022, $12 in 2023, $0 in 2024 and $0 in 2025.

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon. ISCP sold the Peekskill Site in November 1982.

Subsequently, ISCP was advised by the Department of Environmental Conservation of New York State (the "DEC") that sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to prior plating operations by a Lightron subsidiary. In 1996, ISCP entered into a consent order with the DEC (the “Consent Order”), pursuant to which ISCP was required to perform a remedial investigation and prepare a feasibility study (the “Feasibility Study”). After completing the initial remedial investigation, ISCP conducted supplemental remedial investigations over the next several years, including soil vapor investigations, as required by the Consent Order.

In April 2009, the DEC advised ISCP that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. ISCP submitted to the DEC a draft Feasibility Study which was accepted and approved by the DEC in February 2011. ISCP satisfied its obligations under the Consent Order when DEC approved the Remedial Investigation and Feasibility Study for the Peekskill Site. In June 2011 the DEC issued a Record of Decision that set forth a Remedial Action Plan for the Peekskill Site that identified the specific remedies selected and responded to public comments.  The cost of the remedy proposed by DEC in its Remedial Action Plan was approximately $10,000.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Following issuance of the Remedial Action Plan, the DEC implemented a portion of its plan, and also performed additional investigation for the presence of metals in soils and sediments downstream from the Peekskill Site. During this investigation metals were found to be present in sediments further downstream from the Peekskill site than previously detected.

In August 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List under CERCLA (the “NPL”).  Based on the DEC’s request and an analysis by a consultant retained by the EPA, on May 15, 2019 the EPA added the Peekskill Site to the NPL and has since announced that it is performing a Remedial Investigation/Feasibility Study. On August 25, 2020, the EPA send a letter to several parties, including Lightron and ISCP, requesting that each such party inform the EPA as to whether it would be willing to enter into discussions regarding implementation of a Remedial Investigation/Feasibility Study (“RI/FS”). The EPA also sent a request for information to each party under Section 104(e) of CERCLA. Lightron and ISCP have informed the EPA that they are willing to participate in discussions regarding implementation of the RI/FS. Lightron and ISCP have also submitted responses to certain items contained in the Section 104(e) information request, with additional responses to follow. The current owner of the property, which acquired the Peekskill Site from ISCP in 1982 and has no relationship with Lightron or ISCP, has also informed the EPA that it is willing to discuss implementation of the RI/FS, and has also received, and submitted certain information in response to, a Section 104(e) information request. The EPA may decide to implement the RI/FS, on its own or through the use of consultants, may reach agreement with one or more parties to perform the RI/FS, or may offer to negotiate with one or more parties to accept a settlement addressing the potential liability of such parties for investigation and/or remediation at the Peekskill Site. Should the EPA implement the RI/FS, or perform further studies and/or subsequently remediate the site, without first reaching agreement with one or more relevant parties, the EPA would likely seek reimbursement for the costs incurred from such parties.

Lightron has not engaged in any operations in over three decades.  ISCP functioned solely as a real estate holding company, and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site.

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required Ames to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2018, Ames submitted a Feasibility Study recommending excavation of shallow soils for lead, arsenic and hydrocarbons in addition to deeper excavation for lead. DEC approved the selection of this remedy in 2019 by issuing a Record of Decision (“ROD”). Beginning in late 2019 and through June 2020, Ames completed the remediation required by the ROD and filed a Construction Completion Report, a Site Management Plan and an environmental easement with the DEC. While Ames was implementing the remediation required by the ROD, the DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. Ames investigated the on-site area and has submitted a workplan to remediate the limited contamination found as a result of this investigation. Ames has also submitted a workplan to investigate the areas adjacent to the site perimeter. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site. Ames’ insurer has accepted Ames’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

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

NOTE 16 – EARNINGS PER SHARE

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. In August 2020, Griffon Corporation completed the Public Offering of 8,700,000 shares of our common stock at a price of $21.50 per share. Total proceeds, net of fees, were $178,165.

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2020, 2019 and 2018 :

	2020	2019	2018
Common shares outstanding	56,130	46,806	45,675
Unallocated ESOP shares	(2,058)	(2,259)	(2,477)
Non-vested restricted stock	(3,556)	(3,420)	(2,522)
Impact of weighted average shares	(7,928)	(193)	329
Weighted average shares outstanding - basic	42,588	40,934	41,005
Incremental shares from stock based compensation	2,427	1,954	1,417
Weighted average shares outstanding - diluted	45,015	42,888	42,422

Anti-dilutive shares were not material. Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 17 – RELATED PARTIES

On September 5, 2017, Griffon entered into an engagement letter with Goldman Sachs & Co. ("Goldman Sachs") pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the exploration of strategic alternatives for Plastics. On November 15, 2017, Griffon signed an agreement to sell Plastics for approximately $465,000 to Berry. Under the terms of the engagement letter, upon the closing of the transaction a customary advisory fee was paid by Griffon to Goldman Sachs.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of continuing operations for 2020 and 2019 were as follows:

Quarter ended	Revenue	Gross Profit	Income from continuing operations	Per Share - Basic	Per Share - Diluted
2020
December 31, 2019	$548,438	$149,921	$10,612	$0.26	$0.24
March 31, 2020	566,350	152,032	895	0.02	0.02
June 30, 2020	632,061	165,003	21,831	0.52	0.50
September 30, 2020	660,673	174,470	20,091	0.44	0.41
	$2,407,522	$641,426	$53,429	$1.25	$1.19
2019
December 31, 2018	$510,522	$139,780	$8,753	$0.21	$0.21
March 31, 2019	549,633	133,537	6,490	0.16	0.15
June 30, 2019	574,970	151,699	14,128	0.34	0.33
September 30, 2019	574,164	158,458	16,251	0.40	0.37
	$2,209,289	$583,474	$45,622	$1.11	$1.06

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

•
2020 Net income, and the related per share earnings, included, net of tax, restructuring charges of $4,148, $3,005, $1,224 and $3,488 for the first, second, third and fourth quarters, respectively, acquisition costs of $2,321 for the second quarter, loss from debt extinguishment $5,245 and $969 for the second and third quarters, respectively, benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,403 for the fourth quarter. The fourth quarter also includes a $15 and $24 tax benefit for acquisition costs and loss from debt extinguishment, respectively.

•	2019 Net income, and the related per share earnings, included, net of tax, a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,333 for the fourth quarter.

NOTE 19 — REPORTABLE SEGMENTS

Griffon conducts its operations through three reportable segments from continuing operations, as follows:

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2020	2019	2018

Consumer and Professional Products	$1,139,233	$1,000,608	$953,612
Home and Building Products	927,313	873,640	697,969
Defense Electronics	340,976	335,041	326,337
Total consolidated net sales	$2,407,522	$2,209,289	$1,977,918

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

The following table provides a reconciliation of Segment Adjusted EBITDA to Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2020	2019	2018
Segment Adjusted EBITDA:
Consumer and Professional Products	$104,053	$90,677	$77,061
Home and Building Products	153,631	120,161	100,339
Defense Electronics	25,228	35,104	36,063
Segment Adjusted EBITDA	282,912	245,942	213,463
Unallocated amounts, excluding depreciation	(47,013)	(46,302)	(45,343)
Adjusted EBITDA	235,899	199,640	168,120
Net interest expense	(65,791)	(67,260)	(63,871)
Depreciation and amortization	(62,409)	(61,848)	(55,803)
Restructuring charges	(15,790)	—	—
Loss from debt extinguishment	(7,925)	—	—
Acquisition contingent consideration	1,733	1,646	—
Acquisition costs	(2,960)	—	(7,597)
Special dividend charges	—	—	(3,220)
Cost of life insurance benefit	—	—	(2,614)
Secondary equity offering costs	—	—	(1,205)
Income before taxes from continuing operations	$82,757	$72,178	$33,810

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2020	2019	2018
Segment:
Consumer and Professional Products	$32,788	$32,289	$30,816
Home and Building Products	18,361	18,334	13,717
Defense Electronics	10,645	10,667	10,801
Total segment depreciation and amortization	61,794	61,290	55,334
Corporate	615	558	469
Total consolidated depreciation and amortization	$62,409	$61,848	$55,803

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$23,321	$17,828	$23,040
Home and Building Products	17,499	16,498	13,547
Defense Electronics	7,830	10,492	10,941
Total segment	48,650	44,818	47,528
Corporate	348	543	2,610
Total consolidated capital expenditures	$48,998	$45,361	$50,138

ASSETS	At September 30, 2020	At September 30, 2019
Segment assets:
Consumer and Professional Products	$1,262,705	$1,070,510
Home and Building Products	606,785	571,216
Defense Electronics	329,128	347,575
Total segment assets	2,198,618	1,989,301
Corporate	248,902	82,429
Total continuing assets	2,447,520	2,071,730
Assets of discontinued operations	8,497	3,209
Consolidated total	$2,456,017	$2,074,939

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019
Residential repair and remodel	$173,859	$140,369
Retail	575,947	528,279
Residential new construction	59,907	58,709
Industrial	40,285	45,129
International excluding North America	289,235	228,122
Total Consumer and Professional Products	1,139,233	1,000,608
Residential repair and remodel	467,112	439,287
Commercial construction	354,916	335,339
Residential new construction	105,285	99,014
Total Home and Building Products	927,313	873,640
U.S. Government	222,537	211,405
International	100,623	105,705
Commercial	17,816	17,931
Total Defense Electronics	340,976	335,041
Total Consolidated Revenue	$2,407,522	$2,209,289

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2020
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Defense Electronics	Total
United States	$769,100	$877,115	$234,382	$1,880,597
Europe	85,339	130	38,353	123,822
Canada	74,072	38,662	12,043	124,777
Australia	203,012	—	1,882	204,894
All other countries	7,710	11,406	54,316	73,432
Consolidated revenue	$1,139,233	$927,313	$340,976	$2,407,522

	For the Year Ended September 30, 2019
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Defense Electronics	Total
United States	$690,772	$820,396	$226,095	$1,737,263
Europe	63,284	109	36,915	100,308
Canada	72,327	39,472	10,568	122,367
Australia	165,291	16	3,712	169,019
All other countries	8,934	13,647	57,751	80,332
Consolidated revenue	$1,000,608	$873,640	$335,041	$2,209,289

As a percentage of segment revenue, CPP sales to The Home Depot approximated 27%, 28% and 29% in 2020, 2019 and 2018, respectively; HBP sales to The Home Depot approximated 12%, 13% and 16% in 2020, 2019 and 2018, respectively; and DE

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

aggregate sales to the United States Government and its agencies approximated 69%, 63% and 62% in 2020, 2019 and 2018, respectively.

As a percentage of Griffon's consolidated revenue from continuing operations, CPP sales to The Home Depot approximated 13%, in both 2020 and 2019, and 14% in 2018; HBP sales to The Home Depot approximated 5% in both 2020 and 2019, and 6% in 2018; and DE aggregate sales to the United States Government and its agencies approximated 9% in 2020, and 10% in both 2019 and 2018.
NOTE 20 – OTHER INCOME (EXPENSE)

For the year ended September 30, 2020, 2019 and 2018, Other income (expense) from continuing operations of $1,445, $3,127 and $4,880, respectively, includes $915, $438 and $200, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $184, $(40) and $1,184, respectively, of net gains or (losses) on investments, and $1,559 and $3,148 and $3,649, respectively, of net periodic benefit plan income. Additionally, in 2020, Other income (expense) also includes a one-time technology recognition award for $700.

NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2020			2019			2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$5,601	$—	$5,601	$(8,460)	$—	$(8,460)	$9,403	$—	$9,403
Pension and other defined benefit plans	(14,955)	3,171	(11,784)	(30,581)	7,526	(23,055)	24,081	(7,700)	16,381
Cash flow hedge	10	(3)	7	(413)	124	(289)	900	(315)	585
Total other comprehensive income (loss)	$(9,344)	$3,168	$(6,176)	$(39,454)	$7,650	$(31,804)	$34,384	$(8,015)	$26,369

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2020	2019
Foreign currency translation	$(25,683)	$(31,284)
Pension and other defined benefit plans	(46,598)	(34,814)
Cash flow hedge	189	182
Total	$(72,092)	$(65,916)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2020	2019	2018
Net income	$53,429	$37,287	$125,678
Other comprehensive income (loss), net of taxes	(6,176)	(31,804)	26,369
Comprehensive income (loss)	$47,253	$5,483	$152,047

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2020	2019	2018
Pension amortization	$(4,182)	$(902)	$(1,397)
Cash flow hedges	(2,163)	1,361	657
Total before tax	(6,345)	459	(740)
Tax	1,332	(96)	155
Net of tax	$(5,013)	$363	$(585)

NOTE 22 — LEASES

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance requires a lessee to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet, with an election to exempt leases with a term of twelve months or less. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we have recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment. In connection with the Company's restructuring activities, during the year ended September 30, 2020, a $1,968 impairment charge was recorded related to a facility’s operating lease as well as $671 and of leasehold improvements made to the leased facility that have no recoverable value. See Note 9, Restructuring Charges.

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

For the Year Ended September 30, 2020
Fixed (a)	$38,554
Variable (a), (b)	7,822
Short-term (b)	5,606
Total	$51,982
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Fixed rent expense for all operating leases totaled approximately $37,068 and $35,726 in 2019 and 2018, respectively.

Supplemental cash flow information were as follows:

For the Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,141
Financing cash flows from finance leases	4,122
Total	$52,263

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

At September 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$161,627

Lease Liabilities:
Current portion of operating lease liabilities	$31,848
Long-term operating lease liabilities	136,054
Total operating lease liabilities	$167,902

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$18,774

Lease Liabilities:
Notes payable and current portion of long-term debt	$3,352
Long-term debt, net	15,339
Total financing lease liabilities	$18,691
(1) Finance lease assets are recorded net of accumulated depreciation of $2,383.

Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2020 and 2019, $17,188 and $4,333, respectively, was outstanding, net of issuance costs. The remaining lease liability balance relates to finance equipment leases.

Finance leases included in the consolidated balance sheet at September 30, 2019, under Property, plant and equipment, net totaled $6,546. In 2019 and 2018, Depreciation expense was $3,967, and $3,514, respectively.

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$38,411	$4,282
2022	33,286	2,695
2023	25,599	2,375
2024	19,057	2,119
2025	16,334	2,074
2026	71,903	9,850
Total lease payments	204,590	23,395
Less: Imputed Interest	(36,688)	(4,704)
Present value of lease liabilities	$167,902	$18,691

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Average lease terms and discount rates were as follows:

September 30, 2020
Weighted-average remaining lease term (years)
Operating Leases	8.3
Finance Leases	8.5

Weighted-average discount rate
Operating Leases	4.38%
Finance Leases	5.51%

NOTE 23 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC. all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of September 30, 2020 and 2019, and for the years ended September 30, 2020, 2019 and 2018. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

The indenture relating to the Senior Notes (the “Indenture”) contain terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indenture; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indenture (generally, a business the EBITDA of which constitutes less than 50% of the segment adjusted EBITDA of the Company for the most recently ended four fiscal quarters), and that meets certain other specified conditions as set forth in the Indenture; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indenture, in compliance with the terms of the Indenture; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indenture, in each case in accordance with the terms of the Indenture; and (v) upon obtaining the requisite consent of the holders of the Senior Notes.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2020

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$125,353	$35,685	$57,051	$—	$218,089
Accounts receivable, net of allowances	—	293,943	54,181	—	348,124
Contract assets, net of progress payments	—	80,572	3,854	—	84,426
Inventories	—	347,473	66,352	—	413,825
Prepaid and other current assets	14,650	25,974	6,273	—	46,897
Assets of discontinued operations	—	—	2,091	—	2,091
Total Current Assets	140,003	783,647	189,802	—	1,113,452
PROPERTY, PLANT AND EQUIPMENT, net	1,182	296,082	46,700	—	343,964
OPERATING LEASE RIGHT-OF-USE ASSETS	9,209	129,813	22,605	—	161,627
GOODWILL	—	377,060	65,583	—	442,643
INTANGIBLE ASSETS, net	93	217,317	137,618	—	355,028
INTERCOMPANY RECEIVABLE	568,124	704,415	257,013	(1,529,552)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,724,821	784,644	3,176,855	(5,686,320)	—
OTHER ASSETS	12,585	25,953	(5,641)	—	32,897
ASSETS OF DISCONTINUED OPERATIONS	—	—	6,406	—	6,406
Total Assets	$2,456,017	$3,318,931	$3,896,941	$(7,215,872)	$2,456,017

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$2,855	$7,067	$—	$9,922
Accounts payable and accrued liabilities	37,281	276,580	89,818	—	403,679
Current portion of operating lease liabilities	1,849	24,436	5,563	—	31,848
Liabilities of discontinued operations	—	—	3,797	—	3,797
Total Current Liabilities	39,130	303,871	106,245	—	449,246
LONG-TERM DEBT, net	995,636	15,992	25,414	—	1,037,042
LONG-TERM OPERATING LEASE LIABILITIES	8,415	110,061	17,578	—	136,054
INTERCOMPANY PAYABLES	683,076	397,846	459,599	(1,540,521)	—
OTHER LIABILITIES	29,609	85,731	11,170	—	126,510
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	7,014	—	7,014
Total Liabilities	1,755,866	913,501	627,020	(1,540,521)	1,755,866
SHAREHOLDERS’ EQUITY	700,151	2,405,430	3,269,921	(5,675,351)	700,151
Total Liabilities and Shareholders’ Equity	$2,456,017	$3,318,931	$3,896,941	$(7,215,872)	$2,456,017

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	1,649	25,217	45,511	—	72,377
Accounts receivable, net of allowances	—	225,870	38,580	—	264,450
Contract assets, net of progress payments	—	104,109	1,002	—	105,111
Inventories, net	—	372,581	69,540	—	442,121
Prepaid and other current assets	8,238	25,610	6,951	—	40,799
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	9,887	753,387	161,905	—	925,179
PROPERTY, PLANT AND EQUIPMENT, net	1,184	289,282	46,860	—	337,326
GOODWILL	—	375,734	61,333	—	437,067
INTANGIBLE ASSETS, net	93	224,275	132,271	—	356,639
INTERCOMPANY RECEIVABLE	5,834	881,110	75,684	(962,628)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,628,031	581,438	3,233,038	(5,442,507)	—
OTHER ASSETS	8,182	10,010	(2,352)	—	15,840
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,888	—	2,888
Total Assets	1,653,211	3,115,236	3,711,627	(6,405,135)	2,074,939

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	—	3,075	7,450	—	10,525
Accounts payable and accrued liabilities	41,796	265,055	68,390	—	375,241
Liabilities of discontinued operations	—	—	4,333	—	4,333
Total Current Liabilities	41,796	268,130	80,173	—	390,099
LONG-TERM DEBT, net	1,040,449	3,119	50,181	—	1,093,749
INTERCOMPANY PAYABLES	71,634	466,792	444,557	(982,983)	—
OTHER LIABILITIES	21,569	73,411	15,017	—	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,331	—	3,331
Total Liabilities	1,175,448	811,452	593,259	(982,983)	1,597,176
SHAREHOLDERS’ EQUITY	477,763	2,303,784	3,118,368	(5,422,152)	477,763
Total Liabilities and Shareholders’ Equity	1,653,211	3,115,236	3,711,627	(6,405,135)	2,074,939

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2020

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,938,972	$507,621	$(39,071)	$2,407,522
Cost of goods and services	—	1,450,924	355,696	(40,524)	1,766,096
Gross profit	—	488,048	151,925	1,453	641,426

Selling, general and administrative expenses	24,876	357,901	103,991	(370)	486,398

Income (loss) from operations	(24,876)	130,147	47,934	1,823	155,028

Other income (expense)
Interest income (expense), net	(27,129)	(38,301)	(361)	—	(65,791)
Loss on extinguishment of debt	(7,925)	—	—	—	(7,925)
Other, net	(523)	(7,946)	11,762	(1,848)	1,445
Total other income (expense)	(35,577)	(46,247)	11,401	(1,848)	(72,271)

Income (loss) before taxes	(60,453)	83,900	59,335	(25)	82,757
Provision (benefit) for income taxes	(11,907)	25,445	15,788	2	29,328
Income (loss) before equity in net income of subsidiaries	(48,546)	58,455	43,547	(27)	53,429
Equity in net income (loss) of subsidiaries	101,975	43,505	58,455	(203,935)	—
Net income (loss)	$53,429	$101,960	$102,002	$(203,962)	$53,429

Comprehensive income (loss)	$47,253	$101,960	$102,002	$(203,962)	$47,253

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,808,824	$437,542	$(37,077)	$2,209,289
Cost of goods and services	—	1,353,663	310,707	(38,555)	1,625,815
Gross profit	—	455,161	126,835	1,478	583,474
Selling, general and administrative expenses	22,566	327,306	97,661	(370)	447,163
Income (loss) from operations	(22,566)	127,855	29,174	1,848	136,311
Other income (expense)
Interest income (expense), net	(27,883)	(39,288)	(89)	—	(67,260)
Other, net	(778)	(17,699)	23,452	(1,848)	3,127
Total other income (expense)	(28,661)	(56,987)	23,363	(1,848)	(64,133)
Income (loss) before taxes	(51,227)	70,868	52,537	—	72,178
Provision (benefit) for income taxes	(7,425)	20,534	13,447	—	26,556
Income (loss) before equity in net income of subsidiaries	(43,802)	50,334	39,090	—	45,622
Equity in net income (loss) of subsidiaries	81,089	44,303	50,334	(175,726)	—
Income (loss) from continuing operations	37,287	94,637	89,424	(175,726)	45,622
Income (loss) from operations of discontinued businesses	—	—	(11,050)	—	(11,050)
Provision (benefit) from income taxes	—	—	(2,715)	—	(2,715)
Income (loss) from discontinued operations	—	—	(8,335)	—	(8,335)
Net Income (loss)	$37,287	$94,637	$81,089	$(175,726)	$37,287

Comprehensive income (loss)	$5,483	$87,851	$87,875	$(175,726)	$5,483

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,638,792	$367,149	$(28,023)	$1,977,918
Cost of goods and services	—	1,250,261	245,687	(29,348)	1,466,600
Gross profit	—	388,531	121,462	1,325	511,318
Selling, general and administrative expenses	37,540	290,475	90,872	(370)	418,517
Income (loss) from operations	(37,540)	98,056	30,590	1,695	92,801
Other income (expense)
Interest income (expense), net	(23,911)	(31,913)	(8,047)	—	(63,871)
Other, net	(7,666)	125,531	(111,248)	(1,737)	4,880
Total other income (expense)	(31,577)	93,618	(119,295)	(1,737)	(58,991)
Income (loss) before taxes from continuing operations	(69,117)	191,674	(88,705)	(42)	33,810
Provision (benefit) for income taxes	(17,692)	9,546	8,743	(42)	555
Income (loss) before equity in net income of subsidiaries	(51,425)	182,128	(97,448)	—	33,255
Equity in net income (loss) of subsidiaries	177,103	(151,864)	182,128	(207,367)	—
Income (loss) from continuing operations	125,678	30,264	84,680	(207,367)	33,255
Income from operations of discontinued businesses	—	119,981	—	—	119,981
Provision (benefit) from income taxes	—	27,558	—	—	27,558
Loss from discontinued operations	—	92,423	—	—	92,423
Net income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678

Comprehensive income (loss)	$152,047	$143,936	$81,389	$(225,325)	$152,047

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2020

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,429	$101,960	$102,002	$(203,962)	$53,429
Net cash provided by operating activities	23,114	55,353	58,562	—	137,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(348)	(42,268)	(6,382)	—	(48,998)
Acquired business, net of cash acquired	—	—	(10,531)	—	(10,531)
Proceeds from sale of assets	—	345	7	—	352
Investment purchases	(130)	—	—	—	(130)
Net cash used in investing activities	(478)	(41,923)	(16,906)	—	(59,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	178,165	—	—	—	178,165
Purchase of shares for treasury	(7,479)	—	—	—	(7,479)
Proceeds from long-term debt	1,234,723	—	5,357	—	1,240,080
Payments of long-term debt	(1,272,688)	(3,421)	(32,806)	—	(1,308,915)
Financing costs	(17,384)	—	—	—	(17,384)
Acquisition costs	—	—	(1,733)	—	(1,733)
Dividends paid	(14,529)	—	—	—	(14,529)
Other, net	260	580	(855)	—	(15)
Net cash provided by (used in) financing activities	101,068	(2,841)	(30,037)	—	68,190
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,577)	—	(2,577)
Effect of exchange rate changes on cash and equivalents	—	(121)	2,498	—	2,377
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	123,704	10,468	11,540	—	145,712
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,649	25,217	45,511	—	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$125,353	$35,685	$57,051	$—	$218,089

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,287	$94,637	$81,089	$(175,726)	$37,287
Net (income) loss from discontinued operations	—	—	8,335	—	8,335
Net cash provided by (used in) operating activities	42,159	41,992	29,807	—	113,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(542)	(38,872)	(5,947)	—	(45,361)
Acquired business, net of cash acquired	(9,219)	—	—	—	(9,219)
Proceeds from sale of business	(9,500)	—	—	—	(9,500)
Insurance payments	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	254	26	—	280
Investment purchases	(149)	—	—	—	(149)
Net cash provided by (used in) investing activities	(30,014)	(38,618)	(5,921)	—	(74,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	163,297	—	38,451	—	201,748
Payments of long-term debt	(173,345)	(2,973)	(41,930)	—	(218,248)
Change in short-term borrowings	—	(366)	—	—	(366)
Financing costs	(1,090)	—	—	—	(1,090)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Dividends paid	(13,676)	—	—	—	(13,676)
Other, net	(180)	8,830	(8,830)	—	(180)
Net cash provided by (used in) financing activities	(26,472)	5,491	(13,995)	—	(34,976)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,123)	—	(2,123)
Effect of exchange rate changes on cash and equivalents	—	(1)	314	—	313
NET INCREASE IN CASH AND EQUIVALENTS	(14,327)	8,864	8,082	—	2,619
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$1,649	$25,217	$45,511	$—	$72,377

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678
Net income (loss) from discontinued operations	—	(92,423)	—	—	(92,423)
Net cash provided by (used in) operating activities	381,417	(405,174)	108,981	(27,032)	58,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(544)	(41,531)	(8,063)	—	(50,138)
Acquired business, net of cash acquired	(368,936)	(4,843)	(57,153)	—	(430,932)
Proceeds from sale of business	—	474,727	—	—	474,727
Insurance proceeds	8,254	—	—	—	8,254
Proceeds from sale of property, plant and equipment	—	62	601	—	663
Net cash used in investing activities	(361,226)	428,415	(64,615)	—	2,574
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(45,605)	—	—	—	(45,605)
Proceeds from long-term debt	411,623	2,125	29,310	—	443,058
Payments of long-term debt	(269,478)	(5,403)	(26,112)	—	(300,993)
Change in short-term borrowings	—	144	—	—	144
Financing costs	(7,793)	—	—	—	(7,793)
Purchase of ESOP shares	—	—	—	—	—
Dividends paid	(49,797)	—	—	—	(49,797)
Other, net	(46,405)	4,733	14,691	27,032	51
Net cash provided by (used in) financing activities	(7,455)	1,599	17,889	27,032	39,065
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	(16,394)	(62,533)	—	(78,927)
Effect of exchange rate changes on cash and equivalents	—	(159)	1,332	—	1,173
NET DECREASE IN CASH AND EQUIVALENTS	12,736	8,287	1,054	—	22,077
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$15,976	$16,353	$37,429	$—	$69,758

NOTE 24 – SUBSEQUENT EVENTS

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

On November 12, 2020, the Board of Directors declared a cash dividend of $0.08 per share, payable on December 17, 2020 to shareholders of record as of the close of business on November 25, 2020. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2020, 2019 and 2018
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other (1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2020
Allowance for Doubtful Accounts
Bad debts	$1,881	$2,231	(255)	$(1)	$3,856
Sales returns and allowances	6,000	12,163	(4,261)	—	13,902
	$7,881	$14,394	$(4,516)	$(1)	$17,758

Inventory valuation	$26,169	$10,542	$(3,412)	$325	$33,624

Deferred tax valuation allowance	$10,823	$(999)	$—	$—	$9,824

FOR THE YEAR ENDED SEPTEMBER 30, 2019
Allowance for Doubtful Accounts
Bad debts	$1,824	$464	$(425)	$18	$1,881
Sales returns and allowances	4,584	5,790	(4,374)	—	6,000
	$6,408	$6,254	$(4,799)	$18	$7,881

Inventory valuation	$26,065	$2,774	$(2,614)	$(56)	$26,169

Deferred tax valuation allowance	$8,520	$2,303	$—	$—	$10,823

FOR THE YEAR ENDED SEPTEMBER 30, 2018
Allowance for Doubtful Accounts
Bad debts	$1,109	$(40)	$11	$744	$1,824
Sales returns and allowances	4,857	4,088	(4,760)	399	4,584
	$5,966	$4,048	$(4,749)	$1,143	$6,408

Inventory valuation	$16,419	$1,924	$(306)	$8,028	$26,065

Deferred tax valuation allowance	$17,466	$(8,946)	$—	$—	$8,520

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2020 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2020, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2021, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2020. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2020 and 2019
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2020, 2019 and 2018
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2020, 2019 and 2018
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2020, 2019 and 2018
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

3.2	Amended and Restated By-laws (Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 Registration Statement No. 333-109171 (Commission File No. 1-06620)).
4.2
Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 20, 2020 (Commission File No. 1-06620)).

4.3
Registration Rights Agreement, dated as of June 22, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to Current Report on Form 8-K dated February 19, 2020 (Commission File No. 1-06620)).

4.4
Registration Rights Agreement, dated as of June 22, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.1 to Current Report on Form 8-K dated June 22, 2020 (Commission File No. 1-06620)).

4.5
Underwriting Agreement, dated August 13, 2020, by and among Griffon Corporation, Robert W. Baird & Co. Incorporated and Ronald J. Kramer (Exhibit 1.1 to Current Report on Form 8-K dated August 1, 2020 (Commission File No. 1-06620)).

4.6*	Description of Registrant’s Securities.
10.1**	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
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

10.7**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. (Commission File No. 1-06620)).

10.8**	Offer Letter, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.9**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.10**
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.11**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.12**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.13**
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.14**
Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (Annex B to Griffon's Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).

Exhibit No.
10.15**
Amendment No. 2 to the 2016 Equity Incentive Plan (incorporated by reference to Annex B to Griffon’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2019 (Commission File No. 1-06620)).

10.16**
Griffon Corporation 2016 Performance Bonus Plan (Exhibit B to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.17**	Amended and Restated 2016 Performance Bonus Plan, dated as January 29, 2020 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.18**
Griffon Corporation Director Compensation Program, Amended and Restated as of January 30, 2020 (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).

10.19
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

10.20
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

10.21
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

10.22
Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019 (Commission File No. 1-06620)).

10.23
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

10.24
Fifth Amendment, dated as of February 22, 2019, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-06620)).

10.25
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of January 30, 2020, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).

10.26
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.27
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.28
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

10.29
Purchase Agreement, dated as of February 4, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated February 5, 2020 (Commission File No. 1-06620)).

Exhibit No.
10.30
Purchase Agreement, dated as of June 8, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated June 9, 2020 (Commission File No. 1-06620)).

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

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2020.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2020 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Robert F. Mehmel	President, Chief Operating Officer and
Robert F. Mehmel	Director
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Jerome L. Coben	Director
Jerome L. Coben
/s/ Thomas J. Brosig	Director
Thomas J. Brosig
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Lacy M. Johnson	Director
Lacy M. Johnson
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ James W. Sight	Director
James W. Sight
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull
/s/ William H. Waldorf	Director
William H. Waldorf