Form 10-Q
period 2020-12-31
GRIFFON CORP
filed 2021-01-29
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2020

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

The number of shares of common stock outstanding at December 31, 2020 was 56,489,620.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2020	September 30, 2020
CURRENT ASSETS
Cash and equivalents	$233,807	$218,089
Accounts receivable, net of allowances of $9,022 and $8,505	318,535	340,546
Contract assets, net of progress payments of $21,472 and $24,175	86,260	84,426
Inventories	445,022	413,825
Prepaid and other current assets	59,116	46,897
Assets of discontinued operations	1,591	2,091
Total Current Assets	1,144,331	1,105,874
PROPERTY, PLANT AND EQUIPMENT, net	342,706	343,964
OPERATING LEASE RIGHT-OF-USE ASSETS	157,860	161,627
GOODWILL	446,456	442,643
INTANGIBLE ASSETS, net	357,832	355,028
OTHER ASSETS	29,861	32,897
ASSETS OF DISCONTINUED OPERATIONS	5,397	6,406
Total Assets	$2,484,443	$2,448,439

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$11,158	$9,922
Accounts payable	237,900	232,107
Accrued liabilities	161,594	163,994
Current portion of operating lease liabilities	31,304	31,848
Liabilities of discontinued operations	4,842	3,797
Total Current Liabilities	446,798	441,668
LONG-TERM DEBT, net	1,037,413	1,037,042
LONG-TERM OPERATING LEASE LIABILITIES	132,634	136,054
OTHER LIABILITIES	122,047	126,510
LIABILITIES OF DISCONTINUED OPERATIONS	5,504	7,014
Total Liabilities	1,744,396	1,748,288
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	740,047	700,151
Total Liabilities and Shareholders’ Equity	$2,484,443	$2,448,439

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2020 and 2019
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	29,500	—	—	—	—	29,500
Dividend	—	—	—	(4,469)	—	—	—	—	(4,469)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	133	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	494	123	(123)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	596	—	—	—	—	—	596
Stock-based compensation	—	—	3,428	—	—	—	—	—	3,428
Other comprehensive income, net of tax	—	—	—	—	—	—	13,141	—	13,141
Balance at December 31, 2020	84,233	$21,058	$586,909	$632,549	27,743	$(416,402)	$(58,951)	$(25,116)	$740,047

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2019	82,775	$20,694	$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—	—	10,612	—	—	—	—	10,612
Dividend	—	—	—	(3,392)	—	—	—	—	(3,392)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	80	(1,758)	—	—	(1,758)
Amortization of deferred compensation	—	—	—	—	—	—	—	629	629
Equity awards granted, net	182	45	(45)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	609	—	—	—	—	—	609
Stock-based compensation	—	—	3,150	—	—	—	—	—	3,150
Stock-based consideration	—	—	239	—	—	—	—	—	239
Other comprehensive income, net of tax	—	—	—	—	—	—	6,841	—	6,841
Balance at December 31, 2019	82,957	$20,739	$522,970	$575,736	36,049	$(538,066)	$(59,075)	$(27,611)	$494,693

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue	$609,291	$548,438
Cost of goods and services	439,119	398,517
Gross profit	170,172	149,921
Selling, general and administrative expenses	121,557	117,798

Income from operations	48,615	32,123
Other income (expense)
Interest expense	(15,690)	(16,211)
Interest income	45	261
Gain on sale of business	6,240	—
Other, net	(41)	778
Total other expense, net	(9,446)	(15,172)
Income before taxes	39,169	16,951
Provision for income taxes	9,669	6,339
Net income	$29,500	$10,612
Basic earnings per common share	$0.58	$0.26
Basic weighted-average shares outstanding	50,596	41,173
Diluted earnings per common share	$0.55	$0.24
Diluted weighted-average shares outstanding	53,192	43,895

Dividends paid per common share	$0.08	$0.075

Net income	$29,500	$10,612
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	12,123	6,470
Pension and other post retirement plans	1,706	672
Change in cash flow hedges	(688)	(301)
Total other comprehensive income (loss), net of taxes	13,141	6,841
Comprehensive income, net	$42,641	$17,453

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,500	$10,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	15,266	15,825
Stock-based compensation	4,208	3,982
Asset impairment charges - restructuring	5,794	4,160
Provision for losses on accounts receivable	93	35
Amortization of debt discounts and issuance costs	680	1,273
Deferred income taxes	442	198
Gain (loss) on sale of assets and investments	174	(186)
Gain on sale of business	(6,240)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract assets, net	10,494	2,942
Increase in inventories	(31,924)	(19,480)
Increase in prepaid and other assets	(3,517)	(2,269)
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(5,425)	(36,445)
Other changes, net	1,284	1,184
Net cash provided by (used in) operating activities	20,829	(18,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11,926)	(13,172)
Acquired businesses, net of cash acquired	(2,242)	(10,531)
Proceeds from sale of business, net	15,580	—
Proceeds from the sale of property, plant and equipment	53	184
Other, net	26	—
Net cash provided by (used in) investing activities	1,491	(23,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,422)	(3,392)
Purchase of shares for treasury	(2,909)	(1,758)
Proceeds from long-term debt	40,791	71,957
Payments of long-term debt	(42,120)	(32,045)
Financing costs	(569)	(21)
Other, net	(68)	(40)
Net cash provided by (used in) financing activities	(9,297)	34,701

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(752)	(606)
Net cash provided by investing activities	2,224	—

Net cash provided by (used in) discontinued operations	1,472	(606)
Effect of exchange rate changes on cash and equivalents	1,223	8
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	15,718	(7,585)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	218,089	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$233,807	$64,792

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

Griffon currently conducts its operations through three reportable segments:

•Consumer and Professional Products ("CPP") conducts its operations through The AMES Companies, Inc. ("AMES"). Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•Defense Electronics ("DE") conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s CPP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2020 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

Applicable accounting guidance establishes a fair value hierarchy requiring the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value, as follows:

•Level 1 inputs are measured and recorded at fair value based upon quoted prices in active markets for identical assets.

•Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

•Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair values of Griffon’s 2028 senior notes approximated $1,057,500 on December 31, 2020. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,558 at December 31, 2020 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2020, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,033 ($1,000 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2020, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2020, Griffon had $40,000 of Australian dollar contracts at a weighted average rate of $1.37 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,688 ($1,098, net of tax) at December 31, 2020 and losses of $658 were recorded in COGS during the three months ended December 31, 2020 for all settled contracts. All contracts expire in 29 to 180 days.

At December 31, 2020, Griffon had $7,125 Canadian dollar contracts at a weighted average rate of $1.35. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2020, fair value losses of $276 were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $59 were recorded in Other income during the three months ended December 31, 2020 for all settled contracts. All contracts expire in 29 to 390 days.

At December 31, 2020, Griffon had $8,079 of British Pound dollar contracts at a weighted average rate of $0.77. The contracts, which protect United Kingdom operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2020, fair value losses of $245 were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $70 were recorded in Other income during the three months ended December 31, 2020. All contracts expire in 7 to 145 days.

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

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method relies on the substantial use of estimates; these projections may be revised throughout the life of a contract. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three months ended December 31, 2020 and 2019, income from operations included net unfavorable catch up adjustments approximating $1,500 and $3,000, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). These provisions had an immaterial impact on Griffon's Consolidated Financial Statements. The estimated remaining costs to complete loss contracts as of December 31, 2020 and September 30, 2020 were approximately $9,000 and $10,800, respectively.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020. See Note 13 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Transaction Price Allocated to the Remaining Performance Obligations
On December 31, 2020, we had $388,700 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 66% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $86,260 as of December 31, 2020 compared to $84,426 as of September 30, 2020. The $1,834 net increase in our contract assets balance was primarily due to the timing of billings and work performed on naval and cyber programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, and represent recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

specified milestones or product delivery, are met. At December 31, 2020 and September 30, 2020, approximately $8,100 and $7,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year.

Contract liabilities were $25,237 as of December 31, 2020 compared to $24,386 as of September 30, 2020. The $851 increase in the contract liabilities balance was primarily due to billings in surveillance programs, partially offset by the recognition of revenue from naval and cyber programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

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

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700) in cash, subject to customary final working capital adjustments. The purchase price is subject to additional contingent consideration of approximately AUD $1,000 (approximately $760) based on Quatro exceeding certain EBITDA performance targets in the first year. The preliminary acquired intangibles and goodwill allocated to this acquisition was AUD $1,600 (approximately $1,479) and AUD $2,381 (approximately $1,799), respectively, which was assigned to the CPP segment, and is not deductible for income tax purposes.

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. The purchase price was primarily allocated to goodwill of GBP 3,449, acquired intangible assets of GBP 3,454, inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 3,765, which was assigned to the CPP segment.

During the three months ended December 31, 2020 and 2019, acquisition costs were de minimis.

Dispositions

On December 18, 2020, Defense Electronics completed the sale of its Systems Engineering Group, Inc. (“SEG”) business for $15,000, subject to customary closing net working capital adjustments. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020. We recorded a pre-tax gain of $6,240 ($6,017, net of tax, or $0.11 per share) during the first fiscal quarter ended December 31, 2020 related to the divestiture of SEG. The sale does not represent a strategic shift that will have a major effect on operations and financial results.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At December 31, 2020	At September 30, 2020
Raw materials and supplies	$134,378	$135,083
Work in process	79,209	81,624
Finished goods	231,435	197,118
Total	$445,022	$413,825

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2020	At September 30, 2020
Land, building and building improvements	$168,557	$167,005
Machinery and equipment	603,270	595,126
Leasehold improvements	53,841	53,386
	825,668	815,517
Accumulated depreciation and amortization	(482,962)	(471,553)
Total	$342,706	$343,964

Depreciation and amortization expense for property, plant and equipment was $12,888 and $13,432 for the quarters ended December 31, 2020 and 2019, respectively. Depreciation included in SG&A expenses was $4,706 and $4,951 for the quarters ended December 31, 2020 and 2019, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

Except as described in Note 17, Restructuring Charges, no event or indicator of impairment occurred during the three months ended December 31, 2020 which would require additional impairment testing of property, plant and equipment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 7 – CREDIT LOSSES

Effective October 1, 2020, the Company adopted accounting guidance related to accounting for credit losses on financial instruments, including trade receivables (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The guidance requires companies to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance.

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less allowances for discounts, doubtful accounts and returns. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivables balances and the financial condition of its customers. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

The Company also considers current and expected future economic and market conditions, such as the COVID-19 pandemic, when determining any estimate of credit losses. Generally, estimates used to determine the allowance are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available. All accounts receivable amounts are expected to be collected in less than one year.

Based on a review of the Company's policies and procedures across all segments, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions, Griffon determined that its method to determine credit losses and the amount of its allowances for bad debts is in accordance with this guidance in all material respects.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2020	$8,505
Provision for expected credit losses	496
Amounts written off charged against the allowance	(42)
Other, primarily foreign currency translation	63
Ending Balance, December 31, 2020	$9,022

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three months ended December 31, 2020:

	At September 30, 2020	Business Acquisitions (a)	Business Divestitures (b)	Foreign currency translations adjustments	At December 31, 2020
Consumer and Professional Products	$232,845	$1,799	$—	$2,865	$237,509
Home and Building Products	191,253	—	—	—	191,253
Defense Electronics	18,545	—	(851)	—	17,694
Total	$442,643	$1,799	$(851)	$2,865	$446,456
(a) The increase in the CPP segment was due to the acquisition of Quatro.
(b) The decrease in the DE segment was due to the divestiture of SEG.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2020			At September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$188,030	$69,354	23	$185,940	$66,656
Technology and patents	19,654	8,007	13	19,464	8,360
Total amortizable intangible assets	207,684	77,361		205,404	75,016
Trademarks	227,509	—		224,640	—
Total intangible assets	$435,193	$77,361		$430,044	$75,016

The gross carrying amount of intangible assets was impacted by approximately $3,700 related to foreign currency translation.

Amortization expense for intangible assets was $2,378 and $2,393 for the quarters ended December 31, 2020 and 2019, respectively. Amortization expense for the remainder of 2021 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2021 - $7,007; 2022 - $9,376; 2023 - $9,224; 2024 - $9,198; 2025 - $9,198; 2026 - $9,198; thereafter $77,122.

Griffon performs its annual goodwill impairment testing in the fourth quarter of each year. The 2020 impairment testing resulted in all three reporting units having fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. In connection with the sale of the SEG business, the Company assessed the remaining DE reporting unit for impairment. The assessment determined that the fair value of the DE reporting unit substantially exceeded its carrying value and no impairment existed. During the quarter ended December 31, 2020, the Company determined that there were no other triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at December 31, 2020.

NOTE 9 – INCOME TAXES
During the quarter ended December 31, 2020, the Company recognized a tax provision of $9,669 on income before taxes from operations of $39,169, compared to a tax provision of $6,339 on income before taxes from operations of $16,951 in the comparable prior year quarter. The current year quarter results included restructuring charges of $10,800 ($8,300, net of tax), gain on sale of the SEG business of $6,240 ($6,017, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $2,028. The prior year quarter results included restructuring charges of $6,434 ($4,148, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $833. Excluding these items, the effective tax rates for the quarters ended December 31, 2020 and 2019 were 32.0% and 33.3%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
NOTE 10 – LONG-TERM DEBT

		At December 31, 2020					At September 30, 2020
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$351	(14,847)	$985,504	5.75%	$1,000,000	$363	$(15,376)	$984,987	5.75%
Revolver due 2025	(b)	13,493	—	(2,086)	11,407	Variable	12,858	—	(2,209)	10,649	Variable
Finance lease - real estate	(d)	16,576	—	(23)	16,553	Variable	17,218	—	(30)	17,188	Variable
Non US lines of credit	(e)	664	—	(28)	636	Variable	—	—	(30)	(30)	Variable
Non US term loans	(e)	31,165	—	(150)	31,015	Variable	31,086	—	(160)	30,926	Variable
Other long term debt	(f)	3,472	—	(16)	3,456	Variable	3,260	—	(16)	3,244	Variable
Totals		1,065,370	351	(17,150)	1,048,571		1,064,422	363	(17,821)	1,046,964
less: Current portion		(11,158)	—	—	(11,158)		(9,922)	—	—	(9,922)
Long-term debt		$1,054,212	$351	$(17,150)	$1,037,413		$1,054,500	$363	$(17,821)	$1,037,042

		Three Months Ended December 31, 2020					Three Months Ended December 31, 2019
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.4%	$14,375	$—	$530	$14,905	n/a	$—	$—	$—	$—
Senior notes due 2022	(a)	n/a	—	—	—	—	5.7%	13,125	67	951	14,143
Revolver due 2025	(b)	Variable	129	—	123	252	Variable	1,382	—	232	1,614
Finance lease - real estate	(d)	Variable	232	—	6	238	5.6%	61	—	6	67
Non US lines of credit	(e)	Variable	3	—	4	7	Variable	4	—	4	8
Non US term loans	(e)	Variable	171	—	17	188	Variable	272	—	12	284
Other long term debt	(f)	Variable	107	—	—	107	Variable	160	—	—	160
Capitalized interest			(7)	—	—	(7)		(65)	—	—	(65)
Totals			$15,010	$—	$680	$15,690		$14,939	$67	$1,205	$16,211
(1) n/a = not applicable

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

(a)    On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of December 31, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,057,500 on December 31, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which will amortize over the term of the 2028 Senior Notes. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the $1,000,000 principal amount of 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

(b)     On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000, and extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

    Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2020, there were $13,493 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $16,700; and $369,807 was available, subject to certain loan covenants, for borrowing at that date.

(c)    On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at December 31, 2020 was $29,243.

(d)    Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2020, $16,553 was outstanding, net of issuance costs. Refer to Note 21- Leases for further details.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
(e)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,703 as of December 31, 2020) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.44% LIBOR USD and 1.52% Bankers Acceptance Rate CDN as of December 31, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,703 as of December 31, 2020) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at December 31, 2020). During the quarter ended December 31, 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of December 31, 2020, the term loan had an outstanding balance of AUD 14,625 ($11,121 as of December 31, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.97% and 1.41%, respectively, at December 31, 2020). At December 31, 2020, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.27% and 1.82% at December 31, 2020, respectively). The revolving facility matures in May 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.60% as of December 31, 2020). As of December 31, 2020, the revolver had an outstanding balance of GBP $492 ($664 as of December 31, 2020) while the term and mortgage loan balances amounted to GBP 14,855 ($20,044 as of December 31, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(f)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.
At December 31, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During 2021, the Company paid a quarterly cash dividend of $0.08 per share. During 2020, the Company paid a quarterly cash dividend of $0.075 per share, totaling $0.30 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 27, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on March 18, 2021 to shareholders of record as of the close of business on February 18, 2021.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (0 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2020, there were 684,982 shares available for grant.

During the first quarter of 2021, Griffon granted 511,624 shares of restricted stock and restricted stock units. This included 226,811 restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $5,500, or a weighted average fair value of $24.25 per share. Furthermore, this included 284,813 restricted stock awards granted to five executives, with vesting periods of three years and a total fair value of $5,913 or a weighted average fair value of $20.76 per share.

On January 27, 2021, Griffon granted 580,704 shares of restricted stock. This included 52,704 shares of restricted stock to two executives, subject to certain performance conditions, with a vesting period of 34 months, with a total fair value of $1,150, or a weighted average fair value of $21.82 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two-year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $7,875, or a weighted average fair value of $14.91 per share. On January 28, 2021, Griffon granted 44,424 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $1,080, or a weighted average fair value of $24.31 per share.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended December 31,
	2020	2019
Restricted stock	$3,428	$3,150
ESOP	780	832
Total stock based compensation	$4,208	$3,982

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2020, Griffon did not purchase any shares of common stock under these repurchase programs. As of December 31, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter ended December 31, 2020, 133,027 shares, with a market value of $2,774, or $20.85 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2020, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 12 – EARNINGS PER SHARE (EPS)

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2020	2019
Common shares outstanding	56,490	46,909
Unallocated ESOP shares	(2,010)	(2,209)
Non-vested restricted stock	(3,687)	(3,398)
Impact of weighted average shares	(197)	(129)
Weighted average shares outstanding - basic	50,596	41,173
Incremental shares from stock based compensation	2,596	2,722
Weighted average shares outstanding - diluted	53,192	43,895

NOTE 13 – BUSINESS SEGMENTS

Griffon reports its operations through three reportable segments, as follows:

•CPP conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•HBP conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•DE conducts its operations through Telephonics, founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2020	2019
Consumer and Professional Products	$291,042	$241,076
Home and Building Products	250,481	241,381
Defense Electronics	67,768	65,981
Total consolidated net sales	$609,291	$548,438

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
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended December 31,
	2020	2019
Residential repair and remodel	$45,600	$35,090
Retail	139,248	119,620
Residential new construction	13,515	14,973
Industrial	9,531	10,623
International excluding North America	83,148	60,770
Total Consumer and Professional Products	291,042	241,076
Residential repair and remodel	126,115	121,997
Commercial construction	95,939	91,887
Residential new construction	28,427	27,497
Total Home and Building Products	250,481	241,381
U.S. Government	47,324	42,701
International	16,895	18,533
Commercial	3,549	4,747
Total Defense Electronics	67,768	65,981
Total Consolidated Revenue	$609,291	$548,438

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2020				2019
	CPP	HBP	DE	Total	CPP	HBP	DE	Total
United States	$183,442	$236,531	$47,378	$467,351	$160,158	$226,950	$46,143	$433,251
Europe	13,156	—	6,905	20,061	6,605	23	5,985	12,613
Canada	22,115	11,488	1,829	35,432	17,781	11,253	2,574	31,608
Australia	69,540	—	319	69,859	54,228	—	606	54,834
All other countries	2,789	2,462	11,337	16,588	2,304	3,155	10,673	16,132
Consolidated revenue	$291,042	$250,481	$67,768	$609,291	$241,076	$241,381	$65,981	$548,438

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

	For the Three Months Ended December 31,
	2020	2019
Segment adjusted EBITDA:
Consumer and Professional Products	$32,713	$21,926
Home and Building Products	48,369	40,701
Defense Electronics	5,585	4,475
Segment adjusted EBITDA	86,667	67,102
Unallocated amounts, excluding depreciation *	(12,027)	(11,942)
Adjusted EBITDA	74,640	55,160
Net interest expense	(15,645)	(15,950)
Depreciation and amortization	(15,266)	(15,825)
Restructuring charges	(10,800)	(6,434)
Gain on sale of SEG business	6,240	—
Income before taxes	$39,169	$16,951

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2020	2019
Segment:
Consumer and Professional Products	$8,199	$8,231
Home and Building Products	4,341	4,800
Defense Electronics	2,676	2,644
Total segment depreciation and amortization	15,216	15,675
Corporate	50	150
Total consolidated depreciation and amortization	$15,266	$15,825

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$6,907	$3,732
Home and Building Products	2,115	7,939
Defense Electronics	2,904	1,289
Total segment	11,926	12,960
Corporate	—	212
Total consolidated capital expenditures	$11,926	$13,172

ASSETS	At December 31, 2020	At September 30, 2020
Segment assets:
Consumer and Professional Products	$1,309,603	$1,255,127
Home and Building Products	600,323	606,785
Defense Electronics	294,576	329,128
Total segment assets	2,204,502	2,191,040
Corporate	272,953	248,902
Total continuing assets	2,477,455	2,439,942
Assets of discontinued operations	6,988	8,497
Consolidated total	$2,484,443	$2,448,439

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2020	2019
Interest cost	$744	$1,151
Expected return on plan assets	(2,544)	(2,586)
Amortization:
Prior service cost	—	4
Recognized actuarial loss	1,573	1,042
Net periodic expense (income)	$(227)	$(389)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is effective for the Company in our fiscal year beginning in October 1, 2021. We are currently evaluating the effects that the adoption of this guidance will have on our the related pension disclosures.

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. Our effective date for adoption of this Accounting Standards Update ("ASU") is our fiscal year beginning October 1, 2021 with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

New Accounting Standards Implemented

In April 2019, the FASB issued guidance relating to accounting for credit losses on financial instruments, including trade receivables, and derivatives and hedging. This guidance is effective for the Company beginning in fiscal 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

In August 2018, the FASB issued guidance which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This guidance is effective for the Company beginning in fiscal 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

In March 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X (SEC Release No. 33-10762). The amendment replaces the requirement to present condensed consolidating financial statements, comprised of balance sheets and statements of operations, comprehensive income and cash flows for all periods presented, with summarized financial information of the guarantor only for the most recently completed fiscal year and any subsequent interim period. We adopted the amendments to the disclosure requirements during the quarter ended December 31, 2020. This amendment did not have an impact on our consolidated financial statements as this amendment simplifies the financial disclosures required in our guarantor and non-guarantor financial information. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Guarantor Financial Information.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
NOTE 16 – DISCONTINUED OPERATIONS

The following amounts summarize the total assets and liabilities related to the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2020	At September 30, 2020
Assets of discontinued operations:
Prepaid and other current assets	$1,591	$2,091
Other long-term assets	5,397	6,406
Total assets of discontinued operations	$6,988	$8,497

Liabilities of discontinued operations:
Accrued liabilities, current	$4,842	$3,797
Other long-term liabilities	5,504	7,014
Total liabilities of discontinued operations	$10,346	$10,811

At December 31, 2020, Griffon's assets and liabilities consist primarily of insurance claims, income tax, product liability, and warranty and environmental reserves.

NOTE 17 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China.

The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

Expanding the roll-out of the new business platform from our AMES U.S. operations to include AMES’ global operations will extend the duration of the project by one year, with completion now expected by the end of calendar year 2023. When fully implemented, these actions will result in annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000, both based on fiscal 2020 operating levels.

The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 and capital investments of approximately $65,000. The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

During the quarters ended December 31, 2020 and 2019, CPP incurred pre-tax restructuring and related exit costs approximating $3,079 and $6,434, respectively. During the quarter ended December 31, 2020, cash charges totaled $2,886 non-cash and asset-related charges totaled $193; the cash charges included $362 for one-time termination benefits and other personnel-related costs and $2,524 for facility exit costs. During the quarter ended December 31, 2019, cash charges totaled $2,274 and non-cash, asset-related charges totaled $4,160; the cash charges included $2,134 for one-time termination benefits and other personnel-related costs and $140 for facility exit costs. Non-cash charges included a $1,740 impairment charge related to a facility's operating lease as well as $671 of leasehold improvements made to the leased facility that have no

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations. During the quarter ended December 31, 2020, headcount was reduced by 61.

In September 2020, the DE Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The combined actions resulted in severance charges of approximately $4,240, with $2,120 recognized in the fourth quarter of fiscal 2020, and the remaining $2,120 was recognized during the quarter ended December 31, 2020. These actions reduced headcount by approximately 90 people.

In addition, charges of $5,601 were recorded during the quarter ended December 31, 2020, primarily related to exiting our older weather radar product lines.

A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended December 31,
	2020	2019
Cost of goods and services	$6,425	$2,723
Selling, general and administrative expenses	4,375	3,711
Total restructuring charges	$10,800	$6,434

	For the Three Months Ended December 31,
	2020	2019
Personnel related costs	$2,482	$2,134
Facilities, exit costs and other	2,524	140
Non-cash facility and other	5,794	4,160
Total	$10,800	$6,434

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2020	$2,701	$264	$—	$2,965
Q1 restructuring charges	2,482	2,524	5,794	10,800
Cash payments	(1,598)	(2,534)	—	(4,132)
Non-cash charges	—	—	(5,794)	(5,794)
Accrued liability at December 31, 2020	$3,585	$254	$—	$3,839

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2020 and 2019, Other income (expense) of $(41) and $778, respectively, includes $(699) and ($376), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $227 and $389, respectively, as well as $330 and $81, respectively, of net investment income. Additionally, Other income (expense) also includes a one-time technology recognition award for $700 in the quarter ended December 31, 2019.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
NOTE 19 – WARRANTY LIABILITY

DE offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CPP and HBP also offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP, HBP and DE to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2020	2019
Balance, beginning of period	$10,843	$7,894
Warranties issued and changes in estimated pre-existing warranties	4,739	3,365
Actual warranty costs incurred	(4,748)	(3,915)
Balance, end of period	$10,834	$7,344

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2020			2019

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$12,123	$—	$12,123	$6,470	$—	$6,470
Pension and other defined benefit plans	2,150	(444)	1,706	847	(175)	672
Cash flow hedges	(983)	295	(688)	(430)	129	(301)
Total other comprehensive income (loss)	$13,290	$(149)	$13,141	$6,887	$(46)	$6,841

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2020	At September 30, 2020
Foreign currency translation adjustments	$(13,560)	$(25,683)
Pension and other defined benefit plans	(44,892)	(46,598)
Change in Cash flow hedges	(499)	189
	$(58,951)	$(72,092)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2020	2019
Pension amortization	$(1,573)	$(1,046)
Cash flow hedges	(658)	(56)
Total gain (loss)	(2,231)	(1,102)
Tax benefit (expense)	469	231
Total	$(1,762)	$(871)
NOTE 21 — LEASES

The Company recognizes right-of-use ("ROU") assets and lease liabilities on the balance sheet, with the exception of leases with a term of twelve months or less. The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.

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

	For the Three Months Ended December 31,
	2020	2019
Fixed	$10,040	$9,552
Variable (a), (b)	2,047	1,753
Short-term (b)	1,114	1,430
Total	$13,201	$12,735
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,205	$12,277
Financing cash flows from finance leases	803	962
Total	$12,008	$13,239

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	At December 31, 2020	September 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$157,860	$161,627

Lease Liabilities:
Current portion of operating lease liabilities	$31,304	$31,848
Long-term operating lease liabilities	132,634	136,054
Total operating lease liabilities	$163,938	$167,902

Finance Leases:
Property, plant and equipment, net(1)	$17,975	$18,774

Lease Liabilities:
Notes payable and current portion of long-term debt	$3,146	$3,352
Long-term debt, net	14,885	15,339
Total financing lease liabilities	$18,031	$18,691

(1) Finance lease assets are recorded net of accumulated depreciation of $3,319.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of December 31, 2020 and September 30, 2020, $16,553 and $17,188, respectively, was outstanding, net of issuance costs. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020(a)	$28,990	$3,317
2021	34,154	2,732
2022	25,804	2,395
2023	18,956	2,122
2024	17,138	2,074
2025	11,739	2,074
Thereafter	63,844	7,777
Total lease payments	200,625	22,491
Less: Imputed Interest	(36,687)	(4,460)
Present value of lease liabilities	$163,938	$18,031
(a) Excluding the three months ended December 31, 2020

Average lease terms and discount rates at December 31, 2020 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.2
Finance Leases	8.4

Weighted-average discount rate
Operating Leases	4.46%
Finance Leases	5.52%

NOTE 22 — COMMITMENTS AND CONTINGENCIES

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

In August 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List under CERCLA (the “NPL”). Based on the DEC’s request and an analysis by a consultant retained by the EPA, on May 15, 2019 the EPA added the Peekskill Site to the NPL and has since announced that it is performing a Remedial Investigation/Feasibility Study. On August 25, 2020, the EPA sent a letter to several parties, including Lightron and ISCP, requesting that each such party inform the EPA as to whether it would be willing to enter into discussions regarding implementation of a Remedial Investigation/Feasibility Study (“RI/FS”). The EPA also sent a request for information to each party under Section 104(e) of CERCLA. Lightron and ISCP have informed the EPA that they are willing to participate in discussions regarding implementation of the RI/FS. Lightron and ISCP have also submitted responses to certain items contained in the Section 104(e) information request, with additional responses to follow. The current owner of the property, which acquired the Peekskill Site from ISCP in 1982 and has no relationship with Lightron or ISCP, has also informed the EPA that it is willing to discuss implementation of the RI/FS, and has also received, and submitted certain information in response to, a Section 104(e) information request. The EPA may decide to implement the RI/FS, on its own or through the use of consultants, may reach agreement with one or more parties to perform the RI/FS, or may offer to negotiate with one or more parties to accept a settlement addressing the potential liability of such parties for investigation and/or remediation at the Peekskill Site. Should the EPA implement the RI/FS, or perform further studies and/or subsequently remediate the site, without first reaching agreement with one or more relevant parties, the EPA would likely seek reimbursement for the costs incurred from such parties.

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company, and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site.

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, New York was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required Ames to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2018, Ames submitted a Feasibility Study recommending excavation of shallow soils for lead, arsenic and hydrocarbons in addition to deeper excavation for lead. DEC approved the selection of this remedy in 2019 by issuing a Record of Decision (“ROD”). Beginning in late 2019 and through June 2020, Ames completed the remediation required by the ROD and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. While Ames was implementing the remediation required by the ROD, DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. Ames investigated the on-site area and has initiated limited remediation under a workplan approved by DEC. AMES expects to complete this limited remediation by February 2021. Ames has also submitted a workplan to investigate the areas adjacent to the site perimeter. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. Ames’ insurer has accepted Ames’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

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

Over the past three years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. Also in 2018, we expanded the scope of The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay") through the acquisitions of ClosetMaid, LLC ("ClosetMaid") and CornellCookson, Inc. ("CornellCookson"), respectively. CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools. As a result of the expanded scope of the AMES and Clopay businesses, in 2019 we began reporting each as a separate segment. Griffon now reports its operations through three segments. Clopay remains in the Home and Building Products ("HBP") segment, AMES now constitutes our new Consumer and Professional Products ("CPP") segment and our Defense Electronics segment which continues to consist of Telephonics Corporation.

Update of COVID-19 on Our Business
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

During the quarter and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year. Our supply chains have not experienced significant disruption, and at this time we do not anticipate any such significant disruption in the near term. Although many U.S. states lifted initial executive orders issued earlier in the 2020 calendar year requiring all workers to remain at home unless their work is critical, essential, or life-sustaining, some states and localities have recently put in place new restrictions regarding the operation of many types of businesses, or have tightened up restrictions already in place, in response to the recent worsening of the COVID-19 outbreak. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) Our Defense Electronics segment ("DE") is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S.

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

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $369,807 was available at December 31, 2020), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"); a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At December 31, 2020 Griffon had cash and equivalents of $233,807.

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

Business Highlights

In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165; a portion of these proceeds were used to repay outstanding borrowing under our Credit Agreement. The Company intends to use the remainder of the proceeds for general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

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

The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

Expanding the roll-out of the new business platform from our AMES U.S. operations to include AMES’ global operations will extend the duration of the project by one year, with completion now expected by the end of calendar year 2023. When fully implemented, these actions will result in annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000, both based on fiscal 2020 operating levels.

The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 and capital investments of approximately $65,000. The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

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

Other Acquisitions and Dispositions

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700) in cash, subject to customary final working capital adjustments. The purchase price is subject to additional contingent consideration of approximately AUD $1,000 (approximately $760) based on Quatro exceeding certain EBITDA performance targets in the first year. Quatro is expected to contribute approximately $5,000 in annualized revenue in the first twelve months after the acquisition.

On December 18, 2020, Defense Electronics completed the sale of its Systems Engineering Group, Inc. (“SEG”) business for $15,000, subject to customary closing net working capital adjustments. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta contributed approximately $20,000 in revenue in the first twelve months after the acquisition.

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint.

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

Reportable Segments:

Griffon currently conducts its operations through three reportable segments:

•CPP conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•HBP conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•DE conducts its operations through Telephonics Corporation, founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

OVERVIEW

Revenue for the quarter ended December 31, 2020 was $609,291 compared to $548,438 in the prior year comparable quarter, an increase of approximately 11%, driven by increased revenue at CPP, HBP and DE of 21%, 4% and 3%, respectively. Net income was $29,500 or $0.55 per share, compared to $10,612, or $0.24 per share, in the prior year quarter. The current year quarter results from operations included the following:

–    Restructuring charges of $10,800 ($8,300, net of tax, or $0.16 per share);
–    Gain on sale of Systems Engineering Group ("SEG") business $6,240 ($6,017, net of tax, or $0.11 per share);
– Discrete and certain other tax benefits, net, of $2,028 or $0.04 per share.

The prior quarter results included restructuring charges of $6,434 ($4,148, net of tax, or $0.09 per share) and discrete and certain other tax provisions, net, of $833 or $0.02 per share.

Excluding these items from the respective quarterly results, net income would have been $29,755, or $0.56 per share, in the current year quarter compared to $15,593, or $0.36 per share in the prior year quarter.

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

	For the Three Months Ended December 31,
	2020	2019
	(Unaudited)

Net income	$29,500	$10,612

Adjusting items:
Restructuring charges	10,800	6,434
Gain on sale of SEG business	(6,240)	—
Tax impact of above items	(2,277)	(2,286)
Discrete and certain other tax provisions (benefits), net	(2,028)	833

Adjusted net income	$29,755	$15,593

Diluted earnings per common share	$0.55	$0.24

Adjusting items, net of tax:
Restructuring charges	0.16	0.09
Gain on sale of SEG business	(0.11)	—
Discrete and certain other tax provisions (benefits), net	(0.04)	0.02

Adjusted earnings per common share	$0.56	$0.36

Weighted-average shares outstanding (in thousands)	53,192	43,895

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF OPERATIONS

Three months ended December 31, 2020 and 2019

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2020		2019
Revenue	$291,042		$241,076
Adjusted EBITDA	32,713	11.2%	21,926	9.1%
Depreciation and amortization	8,199		8,231

For the quarter ended December 31, 2020, revenue increased $49,966 or 21%, compared to the prior year period, primarily due to increased volume of 18%, driven by continued consumer demand for home improvement initiatives across all geographies, early U.S. spring orders and expansion of the home organization product line. Improved revenue also reflected incremental revenue from the Apta acquisition of 1% and a favorable foreign exchange impact of 2%. Organic growth was 20% (revenue growth adjusted to exclude acquisitions).

For the quarter ended December 31, 2020, Adjusted EBITDA increased 49% to $32,713 compared to $21,926 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above, partially offset by increased COVID-19 related inefficiencies. For the quarter ended December 31, 2020, EBITDA reflects a favorable foreign exchange impact of 5%.

Segment depreciation and amortization remained consistent with the prior year comparable quarter.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. Quatro is expected to contribute approximately $5,000 in annualized revenue in the first twelve months under AMES' ownership.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta contributed approximately $20,000 in revenue in the first twelve months after the acquisition.

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

The expanded focus of this initiative leverages the same three key development areas being executed within our U.S. operations. First, certain AMES global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

Expanding the roll-out of the new business platform from our AMES U.S. operations to include AMES’ global operations will extend the duration of the project by one year, with completion now expected by the end of calendar year 2023. When fully implemented, these actions will result in annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000 both based on fiscal 2020 operating levels.

The cost to implement this new business platform, over the duration of the project, will include one-time charges of approximately $65,000 and capital investments of approximately $65,000. The one-time charges are comprised of $46,000 of cash charges, which includes $26,000 of personnel-related costs such as training, severance, and duplicate personnel costs as well as $20,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

In connection with this initiative, during the year ended September 30, 2020 and during the three months ended December 31, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $13,669 and $3,079, respectively. Since inception of this initiative, total cumulative charges totaled $16,748, comprised of cash charges of $11,863 and non-cash, asset-related charges of $4,885; the cash charges included $5,982 for one-time termination benefits and other personnel-related costs and $5,881 for facility exit costs. During the year ended September, 30, 2020 and during the quarter ended December 31, 2020, capital expenditures of 6,733 and $2,236, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Q1 FY2021 Activity	(362)	(2,524)	(193)	(3,079)	(2,236)
Total cumulative charges	(5,982)	(5,881)	(4,885)	(16,748)	(8,969)
Estimate to Complete	$20,018	$14,119	$14,115	$48,252	$56,031

Home and Building Products

	For the Three Months Ended December 31,
	2020		2019
Revenue	$250,481		$241,381
Adjusted EBITDA	48,369	19.3%	40,701	16.9%
Depreciation and amortization	4,341		4,800

For the quarter ended December 31, 2020, revenue increased $9,100 or 4%, compared to the prior year period, driven by increased volume of 5%, partially offset by unfavorable mix of 1%.

For the quarter ended December 31, 2020, Adjusted EBITDA increased 19% to $48,369 compared to $40,701 in the prior year period. EBITDA benefited from increased revenue noted above including volume related benefits on absorption and operational efficiency improvements, partially offset by COVID-19 related inefficiencies.

Segment depreciation and amortization decreased $459 from the prior year quarter due to fully depreciated assets.

Defense Electronics

	For the Three Months Ended December 31,
	2020		2019
Revenue	$67,768		$65,981
Adjusted EBITDA	5,585	8.2%	4,475	6.8%
Depreciation and amortization	2,676		2,644

For the quarter ended December 31, 2020, revenue increased $1,787, or 3%, compared to the prior year quarter. The increase was due to increased volume for Naval and Cyber systems driven by multi-mode airborne maritime surveillance systems, partially offset by timing of work performed on Communication systems and commercial custom integrated circuits.

For the quarter ended December 31, 2020, Adjusted EBITDA increased $1,110, or 25%, compared to the prior year comparable period, driven by the increase in revenue and reduced headcount related to the reduction in force during the current quarter, partially offset by the timing of research and development expenses.

Segment depreciation and amortization remained consistent with the prior year comparable quarter-to-date period.

On December 18, 2020, DE completed the sale of its SEG business. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

During the three months ended December 31, 2020, DE was awarded several new contracts and received incremental funding on existing contracts approximating $85,000. Contract backlog was $388,700 at December 31, 2020 with 66% expected to be fulfilled in the next 12 months. Backlog was $380,000 at September 30, 2020, of which approximately $8,500 was related to the SEG business which was sold in December 2020. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Restructuring Charges and Divestiture
In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of $2,120 during current quarter. These actions reduced headcount by approximately 90 people.

In addition, charges of $5,601 were recorded during the quarter ended December 31, 2020, primarily related to exiting our older weather radar product lines.

We recorded a pre-tax gain of $6,240 ($6,017, net of tax) during the first fiscal quarter ended December 31, 2020 related to the divestiture of SEG.

Unallocated

For the quarter ended December 31, 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $12,027 compared to $11,942 in the prior year quarter. The increase in the current quarter compared to the respective prior year quarter primarily relates to increases in compensation and incentive costs, partially offset by consulting fees, travel and administrative office costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $459 for three months ended December 31, 2020 compared to the comparable prior year period primarily due to fully depreciated assets.

Other Income (Expense)

For the quarters ended December 31, 2020 and 2019, Other income (expense) of $(41) and $778, respectively, includes $(699) and ($376), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $227 and $389, respectively, as well as $330 and $81, respectively, of net investment income. Additionally, Other income (expense) also includes a one-time technology recognition award for $700 in the quarter ended December 31, 2019.

Provision for income taxes
During the quarter ended December 31, 2020, the Company recognized a tax provision of $9,669 on income before taxes from operations of $39,169, compared to a tax provision of $6,339 on income before taxes from operations of $16,951 in the comparable prior year quarter. The current year quarter results included restructuring charges of $10,800 ($8,300, net of tax), gain on sale of SEG business $6,240 ($6,017, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $2,028. The prior year quarter results included restructuring charges of $6,434 ($4,148, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $833. Excluding these items, the effective tax rates for the quarters ended December 31, 2020 and 2019 were 32.0% and 33.3%, respectively.
Stock based compensation
For the quarters ended December 31, 2020 and 2019, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $4,208 and $3,982, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2020, total other comprehensive income, net of taxes, of $13,141 included a gain of $12,123 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $1,706 benefit from pension amortization; and a $688 loss on cash flow hedges.

For the quarter ended December 31, 2019, total other comprehensive income, net of taxes, of $6,841 included a gain of $6,470 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $672 benefit from pension amortization; and a $301 loss on cash flow hedges.

Discontinued operations

At December 31, 2020, Griffon's assets and liabilities are primarily for the Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves. See Note 16, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Three Months Ended December 31,
	2020	2019
Net Cash Flows Provided by (Used In):
Operating activities	$20,829	$(18,169)
Investing activities	1,491	(23,519)
Financing activities	(9,297)	34,701

Cash provided by operating activities for the three months ended December 31, 2020 was $20,829 compared to cash used of $18,169 in the comparable prior year period. Cash provided by income from operations, adjusted for non-cash expenditures, was partially offset by a net increase in working capital predominately consisting of increased inventory primarily to meet seasonal demands, partially offset by a reduction in accounts receivable.

During the three months ended December 31, 2020, Griffon's source of cash from investing activities was $1,491 compared to $23,519 used in the prior year comparable period. On December 18, 2020, DE completed the sale of its SEG business and received net proceeds from the sale of $15,580. Payments for acquired businesses totaled $2,242 compared to $10,531 in the prior year comparable period. On December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. Capital expenditures, net of proceeds from the sale of assets, for the three months ended December 31, 2020 totaled $11,873, a decrease of $1,115 from the prior year period.

During the three months ended December 31, 2020, cash used by financing activities from operations totaled $9,297 as compared to $34,701 provided by in the comparable prior year period. Cash used in financing activities in the current period consisted primarily of net borrowings of long-term debt and payment of dividends. At December 31, 2020, there were $13,493 in outstanding borrowings under the Credit Agreement, compared to $100,117 in outstanding borrowings at the same date in the prior year.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of December 31, 2020, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the quarter ended December 31, 2020 under these share repurchase programs.

During the three months ended December 31, 2020, 133,027 shares, with a market value of $2,774, or $20.85 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2020, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2020, the Company declared and paid regular cash dividends totaling $0.30 per share, or $0.07 per share each quarter. During the three months ended December 31, 2020, the Board of Directors approved and paid a quarterly cash dividend of $0.08 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 27, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on March 18, 2021 to shareholders of record as of the close of business on February 18, 2021.

During the three months ended December 31, 2020, COVID-19 has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity will be sufficient to meet our cash requirements.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance-based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2020:

•The United States Government and its agencies, through either prime or subcontractor relationships, represented 8% of Griffon’s consolidated revenue and 70% of Telephonics’ revenue.
•The Home Depot represented 17% of Griffon’s consolidated revenue, 24% of CPP's revenue and 12% of HBP’s revenue.

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

Cash and Equivalents and Debt	December 31,	September 30,
	2020	2020
Cash and equivalents	$233,807	$218,089
Notes payables and current portion of long-term debt	11,158	9,922
Long-term debt, net of current maturities	1,037,413	1,037,042
Debt discount/premium and issuance costs	16,799	17,458
Total debt	1,065,370	1,064,422
Debt, net of cash and equivalents	$831,563	$846,333

On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of December 31, 2020, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,057,500 on December 31, 2020 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which will amortize over the term of the 2028 Senior Notes. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the $1,000,000 principal amount of 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

On January 30, 2020, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to increase the maximum borrowing availability from $350,000 to $400,000, and extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2020, under the Credit Agreement there were $13,493 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $16,700; and $369,807 was available, subject to certain loan covenants, for borrowing at that date.

On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at December 31, 2020 was $29,243.

Two of Griffon's subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2020, $16,553 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,703 as of December 31, 2020) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.44% LIBOR USD and 1.52% Bankers Acceptance Rate CDN as of December 31, 2020). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2020, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,703 as of December 31, 2020) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at December 31, 2020). During the quarter ended December 31, 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of December 31, 2020, the term loan had an outstanding balance of AUD 14,625 ($11,121 as of December 31, 2020). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.97% and 1.41%, respectively, at December 31, 2020). At December 31, 2020, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.27% and 1.82% at December 31, 2020, respectively). The revolving facility matures in June 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.50% (1.60% as of December 31, 2020). As of December 31, 2020, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 14,855 ($20,044 as of December 31, 2020). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2020, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 3.1x at December 31, 2020.

During the three months ended December 31, 2020 and 2019, Griffon used cash for discontinued operations from operating activities of $1,472 and $606, respectively, primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2020 and September 30, 2020 and for the three months ended December 31, 2020 and for the year ended September 30, 2020. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2020		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$471,282	$—	$1,938,972
Gross profit	$—	$121,238	$—	$488,048
Income (loss) from operations	$(6,424)	$33,946	$(24,876)	$130,147
Equity in earnings of Guarantor subsidiaries	$23,160	$—	$58,455	$—
Net income (loss)	$(6,799)	$23,160	$(48,546)	$58,455

Summarized Balance Sheet Information

	For the Three Months Ended		For the Year Ended
	December 31, 2020		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$140,330	$781,377	$140,003	$776,069
Non-current assets	20,709	1,090,658	23,069	1,046,225
Total assets	$161,039	$1,872,035	$163,072	$1,822,294

Current liabilities	$55,992	$287,918	$39,130	$296,293
Long-term debt	996,911	15,443	995,636	15,992
Other liabilities	34,492	193,831	38,024	195,792
Total liabilities	$1,087,395	$497,192	$1,072,790	$508,077

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2020.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2020. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

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

increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2020	—	$—	—
November 1 - 30, 2020	—	—	—
December 1 - 31, 2020	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2020, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Submission of Matters to a Vote of Security Holders.
On January 28, 2021, Griffon held its Annual Meeting. Of the 56,225,426 shares of common stock outstanding and entitled to vote, 53,678,628 shares, or 95.5%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class II directors were elected to serve until Griffon’s 2024 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Henry A. Alpert	36,734,967	15,328,412	1,615,249
Jerome L. Coben	50,896,931	1,166,448	1,615,249
Ronald J. Kramer	48,099,148	3,964,231	1,615,249
General Victor Eugene Renuart	51,100,257	963,122	1,615,249
Kevin F. Sullivan	50,961,302	1,102,077	1,615,249

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s Proxy Statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
26,187,930	25,210,174	665,276	1,615,248

Item No. 3: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2021, by the votes set forth below:

For	Against	Abstain
53,082,277	545,610	50,739

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

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

Date: January 28, 2021