Form 10-Q
period 2021-03-31
GRIFFON CORP
filed 2021-04-30
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding at March 31, 2021 was 56,683,519.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2021	September 30, 2020
CURRENT ASSETS
Cash and equivalents	$175,564	$218,089
Accounts receivable, net of allowances of $9,594 and $8,505	399,193	340,546
Contract assets, net of progress payments of $20,449 and $24,175	75,000	84,426
Inventories	484,753	413,825
Prepaid and other current assets	55,705	46,897
Assets of discontinued operations	1,525	2,091
Total Current Assets	1,191,740	1,105,874
PROPERTY, PLANT AND EQUIPMENT, net	341,005	343,964
OPERATING LEASE RIGHT-OF-USE ASSETS	154,929	161,627
GOODWILL	446,365	442,643
INTANGIBLE ASSETS, net	357,506	355,028
OTHER ASSETS	27,440	32,897
ASSETS OF DISCONTINUED OPERATIONS	5,295	6,406
Total Assets	$2,524,280	$2,448,439

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$14,913	$9,922
Accounts payable	257,286	232,107
Accrued liabilities	151,091	163,994
Current portion of operating lease liabilities	30,685	31,848
Liabilities of discontinued operations	4,600	3,797
Total Current Liabilities	458,575	441,668
LONG-TERM DEBT, net	1,043,859	1,037,042
LONG-TERM OPERATING LEASE LIABILITIES	128,714	136,054
OTHER LIABILITIES	122,286	126,510
LIABILITIES OF DISCONTINUED OPERATIONS	6,415	7,014
Total Liabilities	1,759,849	1,748,288
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	764,431	700,151
Total Liabilities and Shareholders’ Equity	$2,524,280	$2,448,439

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2021
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	29,500	—	—	—	—	29,500
Dividend	—	—	—	(4,469)	—	—	—	—	(4,469)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	133	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	494	123	(123)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	596	—	—	—	—	—	596
Stock-based compensation	—	—	3,428	—	—	—	—	—	3,428
Other comprehensive income, net of tax	—	—	—	—	—	—	13,141	—	13,141
Balance at December 31, 2020	84,233	$21,058	$586,909	$632,549	27,743	$(416,402)	$(58,951)	$(25,116)	740,047
Net income	—	—	—	17,112	—	—	—	—	17,112
Dividend	—	—	—	(3,217)	—	—	—	—	(3,217)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	194	48	(48)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	756	—	—	—	—	—	756
Stock-based compensation	—	—	4,349	—	—	—	—	—	4,349
Other comprehensive income, net of tax	—	—	—	—	—	—	4,775	—	4,775
Balance at March 31, 2021	84,427	$21,106	$591,966	$646,444	27,743	$(416,402)	$(54,176)	$(24,507)	$764,431

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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$634,832	$566,350	$1,244,123	$1,114,788
Cost of goods and services	464,516	414,318	903,635	812,835
Gross profit	170,316	152,032	340,488	301,953
Selling, general and administrative expenses	126,827	126,467	248,384	244,265

Income from operations	43,489	25,565	92,104	57,688
Other income (expense)
Interest expense	(15,831)	(16,871)	(31,521)	(33,082)
Interest income	304	310	349	571
Gain (adjustment) on sale of business	(949)	—	5,291	—
Loss from debt extinguishment, net	—	(6,690)	—	(6,690)
Other, net	847	615	806	1,393
Total other expense, net	(15,629)	(22,636)	(25,075)	(37,808)
Income before taxes	27,860	2,929	67,029	19,880
Provision for income taxes	10,748	2,034	20,417	8,373
Net income	$17,112	$895	$46,612	$11,507
Basic earnings per common share	$0.34	$0.02	$0.92	$0.28
Basic weighted-average shares outstanding	50,838	41,565	50,717	41,369
Diluted earnings per common share	$0.32	$0.02	$0.88	$0.26
Diluted weighted-average shares outstanding	53,264	43,734	53,211	43,826

Dividends paid per common share	$0.08	$0.075	$0.16	$0.15

Net income	$17,112	$895	$46,612	$11,507
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,739	(16,471)	13,862	(10,001)
Pension and other post retirement plans	1,245	669	2,951	1,341
Change in cash flow hedges	1,791	968	1,103	667
Total other comprehensive income (loss), net of taxes	4,775	(14,834)	17,916	(7,993)
Comprehensive income, net	$21,887	$(13,939)	$64,528	$3,514

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,612	$11,507
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	31,149	31,544
Stock-based compensation	9,501	8,302
Asset impairment charges - restructuring	8,291	4,692
Provision for losses on accounts receivable	194	596
Amortization of debt discounts and issuance costs	1,349	2,267
Loss from debt extinguishment, net	—	6,690
Deferred income taxes	2,334	408
Loss (gain) on sale of assets and investments	151	(274)
Gain on sale of business	(5,291)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract assets, net	(47,146)	(61,815)
Increase in inventories	(74,186)	(21,262)
(Increase) decrease in prepaid and other assets	271	(6,005)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(1,470)	(38,053)
Other changes, net	2,400	560
Net cash used in operating activities	(25,841)	(60,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(23,986)	(22,519)
Acquired businesses, net of cash acquired	(2,242)	(10,531)
Proceeds from sale of business, net	14,725	—
Investment purchases	(2,138)	—
Proceeds from the sale of property, plant and equipment	82	290
Other, net	27	—
Net cash used in investing activities	(13,532)	(32,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(8,678)	(7,349)
Purchase of shares for treasury	(2,909)	(7,479)
Proceeds from long-term debt	14,029	1,061,343
Payments of long-term debt	(7,573)	(939,071)
Financing costs	(571)	(13,176)
Other, net	(214)	83
Net cash provided by (used in) financing activities	(5,916)	94,351

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,512)	(1,994)
Net cash provided by investing activities	2,749	—

Net cash provided by (used in) discontinued operations	1,237	(1,994)
Effect of exchange rate changes on cash and equivalents	1,527	(2,107)
NET DECREASE IN CASH AND EQUIVALENTS	(42,525)	(3,353)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	218,089	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$175,564	$69,024

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

The fair values of Griffon’s 2028 senior notes approximated $1,060,000 on March 31, 2021. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,821 at March 31, 2021 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2021, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,088 ($1,000 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2021, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At March 31, 2021, Griffon had $61,000 of Australian dollar contracts at a weighted average rate of $1.29 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $831 ($582, net of tax) at March 31, 2021. Upon settlement, losses of $1,741 and $2,399 were recorded in COGS during the three and six months ended March 31, 2021, respectively. All contracts expire in 30 to 180 days.

At March 31, 2021, Griffon had $7,935 of Canadian dollar contracts at a weighted average rate of $1.30. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2021, fair value gains of $520 and $244, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $102 and $161 were recorded in Other income during the three and six months ended March 31, 2021, respectively, for all settled contracts. All contracts expire in 29 to 450 days.

At March 31, 2021, Griffon had $5,200 of British Pound dollar contracts at a weighted average rate of $0.75. The contracts, which protect United Kingdom operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2021, fair value gains of $386 and $141, respectively, were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $211 and $281 were recorded in Other income during the three and six months ended March 31, 2021, respectively. All contracts expire in 6 to 104 days.

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

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method relies on the substantial use of estimates; these projections may be revised throughout the life of a contract. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and six months ended March 31, 2021, income from operations included net unfavorable catch up adjustments approximating $1,423 and $3,220, respectively. For the three and six months ended March 31, 2020, income from operations included net unfavorable catch up adjustments of $2,188 and $422, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). These provisions had an immaterial impact on Griffon's Consolidated Financial Statements. The estimated remaining costs to complete loss contracts as of March 31, 2021 and September 30, 2020 were approximately $8,500 and $10,800, respectively.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020. See Note 13 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Transaction Price Allocated to the Remaining Performance Obligations
On March 31, 2021, we had $353,870 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 65% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $75,000 as of March 31, 2021 compared to $84,426 as of September 30, 2020. The $9,426 net decrease in our contract assets balance was primarily due to the timing of billings and work performed in Surveillance programs and decrease associated with the sale of Systems Engineering Group, Inc. ("SEG"). Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

consists of amounts accounted for under the percentage of completion method of accounting, and represent recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At March 31, 2021 and September 30, 2020, approximately $7,700 and $7,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year.

Contract liabilities were $22,964 as of March 31, 2021 compared to $24,386 as of September 30, 2020. The $1,422 decrease in the contract liabilities balance was primarily due to recognition of revenue in Naval & Cyber systems, partially offset by billings in Surveillance and Communications programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700) in cash. The purchase price is subject to additional contingent consideration of approximately AUD $1,000 (approximately $760) based on Quatro exceeding certain EBITDA performance targets in the first year. The preliminary acquired intangibles and goodwill allocated to this acquisition was AUD $2,755 (approximately $2,082) and AUD $1,648 (approximately $1,246), respectively, which was assigned to the CPP segment, and is not deductible for income tax purposes.

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. The purchase price allocation was finalized and allocated to goodwill of GBP 3,449, acquired intangible assets of GBP 3,454, inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 3,765, which was assigned to the CPP segment.

During the three and six months ended March 31, 2021, acquisition costs were de minimis. During both the three and six months ended March 31, 2020, the Company incurred acquisition costs of $2,960.

Dispositions

On December 18, 2020, Defense Electronics completed the sale of its SEG business for $15,000. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020. DE recorded a pre-tax gain of $5,291 ($5,251, net of tax, or $0.10 per share) related to the divestiture of SEG. The sale does not represent a strategic shift that will have a major effect on operations and financial results.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At March 31, 2021	At September 30, 2020
Raw materials and supplies	$155,720	$146,351
Work in process	86,299	83,697
Finished goods	242,734	183,777
Total	$484,753	$413,825

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2021	At September 30, 2020
Land, building and building improvements	$169,081	$167,005
Machinery and equipment	611,187	595,126
Leasehold improvements	53,952	53,386
	834,220	815,517
Accumulated depreciation and amortization	(493,215)	(471,553)
Total	$341,005	$343,964

Depreciation and amortization expense for property, plant and equipment was $13,450 and $13,316 for the quarters ended March 31, 2021 and 2020, respectively, and $26,338 and $26,748 for the six months ended March 31, 2021 and 2020, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $5,014 and $4,910 for the quarters ended March 31, 2021 and 2020, respectively, and $9,720 and $9,861 for the six months ended March 31, 2021 and 2020, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2020	$8,505
Provision for expected credit losses	1,228
Amounts written off charged against the allowance	(161)
Other, primarily foreign currency translation	22
Ending Balance, March 31, 2021	$9,594

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2021:

	At September 30, 2020	Business Acquisitions (a)	Business Divestitures (b)	Foreign currency translations adjustments	At March 31, 2021
Consumer and Professional Products	$232,845	$1,246	$—	$3,287	$237,378
Home and Building Products	191,253	—	—	—	191,253
Defense Electronics	18,545	—	(811)	—	17,734
Total	$442,643	$1,246	$(811)	$3,287	$446,365
(a) The increase in the CPP segment was due to the acquisition of Quatro.
(b) The decrease in the DE segment was due to the divestiture of SEG.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2021			At September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$189,189	$71,840	23	$185,940	$66,656
Technology and patents	19,529	8,030	13	19,464	8,360
Total amortizable intangible assets	208,718	79,870		205,404	75,016
Trademarks	228,658	—		224,640	—
Total intangible assets	$437,376	$79,870		$430,044	$75,016

The gross carrying amount of intangible assets was impacted by approximately $5,250 related to foreign currency translation.

Amortization expense for intangible assets was $2,433 and $2,403 for the quarters ended March 31, 2021 and 2020, respectively, and $4,811 and $4,796 for the six months ended March 31, 2021 and 2020. Amortization expense for the remainder of 2021 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2021 - $4,574; 2022 - $9,376; 2023 - $9,224; 2024 - $9,198; 2025 - $9,198; 2026 - $9,198; thereafter $78,080.

Griffon performs its annual goodwill impairment testing in the fourth quarter of each year. The 2020 impairment testing resulted in all three reporting units having fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. In connection with the sale of the SEG business, the Company assessed the remaining DE reporting unit for impairment. The assessment determined that the fair value of the DE reporting unit substantially exceeded its carrying value and no impairment existed. During the six months ended March 31, 2021, the Company determined that there were no other triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at March 31, 2021.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 9 – INCOME TAXES
During the quarter ended March 31, 2021, the Company recognized a tax provision of $10,748 on income before taxes of $27,860, compared to a tax provision of $2,034 on income before taxes of $2,929 in the comparable prior year quarter. The current year quarter results included restructuring charges of $7,562 ($5,651, net of tax), reduction to gain on sale of the SEG business of $949 ($766, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $1,913. The prior year quarter results included restructuring charges of $3,104 ($3,005, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and discrete tax and certain other tax benefits, net, that affect comparability of $1,413. Excluding these items, the effective tax rates for the quarters ended March 31, 2021 and 2020 were 30.0% and 35.9%, respectively.
During the six months ended March 31, 2021, the Company recognized a tax provision of $20,417 on Income before taxes of $67,029, compared to a tax provision of $8,373 on income before taxes of $19,880 in the comparable prior year period. The six month period ended March 31, 2021 included restructuring charges of $18,362 ($13,951, net of tax), gain on sale of the SEG business of $5,291 ($5,251, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $115. The six month period ended March 31, 2020 included restructuring charges of $9,538 ($7,153, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and discrete tax and certain other tax benefits, net, that affect comparability of $580. Excluding these items, the effective tax rates for the six months ended March 31, 2021 and 2020 were 31.1% and 34.4%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
NOTE 10 – LONG-TERM DEBT

		At March 31, 2021					At September 30, 2020
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$339	(14,329)	$986,010	5.75%	$1,000,000	$363	$(15,376)	$984,987	5.75%
Revolver due 2025	(b)	20,622	—	(1,963)	18,659	Variable	12,858	—	(2,209)	10,649	Variable
Finance lease - real estate	(c)	15,924	—	(17)	15,907	5.60%	17,218	—	(30)	17,188	5.60%
Non US lines of credit	(d)	4,405	—	(24)	4,381	Variable	—	—	(30)	(30)	Variable
Non US term loans	(d)	29,870	—	(133)	29,737	Variable	31,086	—	(160)	30,926	Variable
Other long term debt	(e)	4,094	—	(16)	4,078	Variable	3,260	—	(16)	3,244	Variable
Totals		1,074,915	339	(16,482)	1,058,772		1,064,422	363	(17,821)	1,046,964
less: Current portion		(14,913)	—	—	(14,913)		(9,922)	—	—	(9,922)
Long-term debt		$1,060,002	$339	$(16,482)	$1,043,859		$1,054,500	$363	$(17,821)	$1,037,042

		Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,375	$12	$505	$14,892	6.0%	$5,566	$—	$135	$5,701
Senior notes due 2022	(a)	—	—	—	—	—	5.7%	8,040	45	628	8,713
Revolver due 2025	(b)	Variable	287	—	122	409	Variable	1,819	—	165	1,984
Finance lease - real estate	(c)	5.9%	224	—	7	231	6.1%	52	—	7	59
Non US lines of credit	(d)	Variable	4	—	4	8	Variable	3	—	8	11
Non US term loans	(d)	Variable	163	—	18	181	Variable	292	—	7	299
Other long term debt	(e)	Variable	115	—	1	116	Variable	132	—	—	132
Capitalized interest			(6)	—	—	(6)		(28)	—	—	(28)
Totals			$15,162	$12	$657	$15,831		$15,876	$45	$950	$16,871

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

		Six Months Ended March 31, 2021					Six Months Ended March 31, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,750	$24	$1,023	$29,797	6.0%	$5,566	$—	$135	$5,701
Senior notes due 2022	(a)	—	—	—	—	—	5.7%	21,165	112	1,579	22,856
Revolver due 2025	(b)	Variable	416	—	245	661	Variable	3,201	—	397	3,598
Finance lease - real estate	(c)	5.6%	456	—	13	469	6.0%	113	—	13	126
Non US lines of credit	(d)	Variable	7	—	8	15	Variable	7	—	12	19
Non US term loans	(d)	Variable	334	—	35	369	Variable	564	—	19	583
Other long term debt	(e)	Variable	222	—	1	223	Variable	292	—	—	292
Capitalized interest			(13)	—	—	(13)		(93)	—	—	(93)
Totals			$30,172	$24	$1,325	$31,521		$30,815	$112	$2,155	$33,082

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

(a)    On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of March 31, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,060,000 on March 31, 2021 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which is being amortized over the term of the 2028 Senior Notes. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the $1,000,000 principal amount of 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

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

    Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2021, there were $20,622 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $16,310; and $363,068 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2021, $15,907 was outstanding, net of issuance costs. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,894 as of March 31, 2021) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.41% LIBOR USD and 1.47% Bankers Acceptance Rate CDN as of March 31, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2021, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,894 as of March 31, 2021) available for borrowing.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at March 31, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of March 31, 2021, the term loan had an outstanding balance of AUD 13,375 ($10,192 as of March 31, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.98% and 1.41%, respectively, at March 31, 2021). At March 31, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.8% ( 1.85% at March 31, 2021). The revolving facility matures in May 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.60% as of March 31, 2021). As of March 31, 2021, the revolver had an outstanding balance of GBP $3,204 ($4,405 as of March 31, 2021) while the term and mortgage loan balances amounted to GBP 14,313 ($19,678 as of March 31, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2021 was $28,608.

At March 31, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During 2021, the Company paid a quarterly cash dividend of $0.08 per share in each quarter, totaling $0.16 per share for the six months ended March 31, 2021. During 2020, the Company paid a quarterly cash dividend of $0.075 per share, totaling $0.30 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On April 29, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 17, 2021 to shareholders of record as of the close of business on May 20, 2021.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2021, there were 437,276 shares available for grant.

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

During the second quarter of 2021, Griffon granted 731,282 shares of restricted stock to six executives. This included 203,282 shares of restricted stock to four executives, subject to certain performance conditions, with vesting periods ranging from 34 months to 60 months, with a total fair value of $4,923, or a weighted average fair value of $24.22 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two-year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $7,824, or a weighted average fair value of $14.82 per share. Additionally, Griffon granted 44,424 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $1,080, or a weighted average fair value of $24.31 per share.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Restricted stock	$4,349	$3,662	$7,777	$6,812
ESOP	944	658	1,724	1,490
Total stock based compensation	$5,293	$4,320	$9,501	$8,302

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2021, Griffon did not purchase any shares of common stock under these repurchase programs. As of March 31, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the second quarter ended March 31, 2021, no shares were withheld to settle employee taxes due upon the vesting of restricted stock. During the six months ended March 31, 2021, 133,027 shares, with a market value of $2,774, or $20.85 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2021, an additional 6,507 shares, with a market value of $135, or

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Common shares outstanding	56,684	47,431	56,684	47,431
Unallocated ESOP shares	(1,961)	(2,159)	(1,961)	(2,159)
Non-vested restricted stock	(3,822)	(3,562)	(3,822)	(3,562)
Impact of weighted average shares	(63)	(145)	(184)	(341)
Weighted average shares outstanding - basic	50,838	41,565	50,717	41,369
Incremental shares from stock based compensation	2,426	2,169	2,494	2,457
Weighted average shares outstanding - diluted	53,264	43,734	53,211	43,826

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2021	2020	2021	2020
Consumer and Professional Products	$331,871	$274,912	$622,913	$515,988
Home and Building Products	242,811	209,829	493,292	451,210
Defense Electronics	60,150	81,609	127,918	147,590
Total consolidated net sales	$634,832	$566,350	$1,244,123	$1,114,788

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Residential repair and remodel	$50,560	$40,505	$96,160	$75,595
Retail	153,746	144,904	292,994	264,524
Residential new construction	14,540	14,884	28,055	29,857
Industrial	9,958	10,535	19,489	21,158
International excluding North America	103,067	64,084	186,215	124,854
Total Consumer and Professional Products	331,871	274,912	622,913	515,988
Residential repair and remodel	120,827	100,808	246,942	222,805
Commercial construction	94,751	86,300	190,690	178,187
Residential new construction	27,233	22,721	55,660	50,218
Total Home and Building Products	242,811	209,829	493,292	451,210
U.S. Government	35,045	53,623	82,369	96,324
International	21,497	25,021	38,392	43,554
Commercial	3,608	2,965	7,157	7,712
Total Defense Electronics	60,150	81,609	127,918	147,590
Total Consolidated Revenue	$634,832	$566,350	$1,244,123	$1,114,788

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31,
	2021				2020
	CPP	HBP	DE	Total	CPP	HBP	DE	Total
United States	$205,368	$230,955	$34,166	$470,489	$191,412	$199,060	$55,071	$445,543
Europe	38,965	41	5,791	44,797	24,737	5	9,880	34,622
Canada	21,778	9,797	1,925	33,500	17,515	7,867	4,209	29,591
Australia	63,691	—	122	63,813	39,032	—	189	39,221
All other countries	2,069	2,018	18,146	22,233	2,216	2,897	12,260	17,373
Consolidated revenue	$331,871	$242,811	$60,150	$634,832	$274,912	$209,829	$81,609	$566,350

	For the Six Months Ended March 31,
	2021				2020
	CPP	HBP	DE	Total	CPP	HBP	DE	Total
United States	$388,810	$467,486	$81,544	$937,840	$351,570	$426,010	$101,214	$878,794
Europe	52,121	41	12,696	64,858	31,342	28	15,865	47,235
Canada	43,893	21,285	3,754	68,932	35,296	19,120	6,783	61,199
Australia	133,231	—	441	133,672	93,260	—	795	94,055
All other countries	4,858	4,480	29,483	38,821	4,520	6,052	22,933	33,505
Consolidated revenue	$622,913	$493,292	$127,918	$1,244,123	$515,988	$451,210	$147,590	$1,114,788

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Segment adjusted EBITDA:
Consumer and Professional Products	$37,423	$25,027	$70,136	$46,953
Home and Building Products	40,060	30,635	88,429	71,336
Defense Electronics	2,220	4,248	7,805	8,723
Segment adjusted EBITDA	79,703	59,910	166,370	127,012
Unallocated amounts, excluding depreciation *	(11,922)	(11,947)	(23,949)	(23,889)
Adjusted EBITDA	67,781	47,963	142,421	103,123
Net interest expense	(15,527)	(16,561)	(31,172)	(32,511)
Depreciation and amortization	(15,883)	(15,719)	(31,149)	(31,544)
Loss from debt extinguishment	—	(6,690)	—	(6,690)
Restructuring charges	(7,562)	(3,104)	(18,362)	(9,538)
Acquisition costs	—	(2,960)	—	(2,960)
Gain (adjustment) on sale of SEG business	(949)	—	5,291	—
Income before taxes	$27,860	$2,929	$67,029	$19,880
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2021	2020	2021	2020
Segment:
Consumer and Professional Products	$8,620	$8,222	$16,819	$16,453
Home and Building Products	4,379	4,668	8,720	9,468
Defense Electronics	2,734	2,676	5,410	5,320
Total segment depreciation and amortization	15,733	15,566	30,949	31,241
Corporate	150	153	200	303
Total consolidated depreciation and amortization	$15,883	$15,719	$31,149	$31,544

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$6,813	$3,800	$13,720	$7,532
Home and Building Products	1,998	3,556	4,113	11,495
Defense Electronics	3,247	1,921	6,151	3,210
Total segment	12,058	9,277	23,984	22,237
Corporate	2	70	2	282
Total consolidated capital expenditures	$12,060	$9,347	$23,986	$22,519

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

ASSETS	At March 31, 2021	At September 30, 2020
Segment assets:
Consumer and Professional Products	$1,408,545	$1,255,127
Home and Building Products	604,325	606,785
Defense Electronics	288,019	329,128
Total segment assets	2,300,889	2,191,040
Corporate	216,571	248,902
Total continuing assets	2,517,460	2,439,942
Assets of discontinued operations	6,820	8,497
Consolidated total	$2,524,280	$2,448,439

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest cost	$745	$1,151	$1,489	$2,302
Expected return on plan assets	(2,545)	(2,586)	(5,089)	(5,172)
Amortization:
Prior service cost	—	4	—	8
Recognized actuarial loss	1,573	1,042	3,146	2,084
Net periodic expense (income)	$(227)	$(389)	$(454)	$(778)

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

In March 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X (SEC Release No. 33-10762). The amendment replaces the requirement to present condensed consolidating financial statements, comprised of balance sheets and statements of operations, comprehensive income and cash flows for all periods presented, with summarized financial information of the guarantor only for the most recently completed fiscal year and any subsequent interim period. We adopted the amendments to the disclosure requirements during the first quarter of fiscal 2021. This amendment did not have an impact on our consolidated financial statements as this amendment simplifies the financial disclosures required in our guarantor and non-guarantor financial information. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Guarantor Financial Information.

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

NOTE 16 – DISCONTINUED OPERATIONS

The following amounts summarize the total assets and liabilities related to the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2021	At September 30, 2020
Assets of discontinued operations:
Prepaid and other current assets	$1,525	$2,091
Other long-term assets	5,295	6,406
Total assets of discontinued operations	$6,820	$8,497

Liabilities of discontinued operations:
Accrued liabilities, current	$4,600	$3,797
Other long-term liabilities	6,415	7,014
Total liabilities of discontinued operations	$11,015	$10,811

At March 31, 2021, Griffon's assets and liabilities consist primarily of insurance claims, income tax, product liability, and warranty and environmental reserves.

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

In the quarter and six months ended March 31, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $7,502 and $10,581, respectively. During the six months ended March 31, 2021, cash charges totaled $7,891 and non-cash, asset-related charges totaled $2,690; the cash charges included $1,084 for one-time termination benefits and other personnel-related costs and $6,807 for facility and lease exit costs primarily driven by the consolidation of distribution facilities. Non-cash charges of $2,690 predominantly related to inventory that have no recoverable value. During the six months ended March 31, 2021, headcount was reduced by 65.

In the quarter and six months ended March 31, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $3,104 and $9,538, respectively. During the six months ended March 31, 2020, cash charges totaled $4,846 and non-cash, asset-related charges totaled $4,692; the cash charges included $3,792 for one-time termination benefits and other personnel-related costs and $1,054 for facility exit costs. Non-cash charges included a $1,968 impairment charge related to a facility's operating lease as well as $671 of leasehold improvements made to the leased facility and $304 of inventory that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations.

In September 2020, the DE Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The combined actions resulted in severance charges of approximately $4,300, with $2,120 recognized in the fourth quarter of fiscal 2020, and the remaining $2,180 was recognized during the six months ended March 31, 2021. These actions reduced headcount by approximately 90 people.

In addition, charges of $5,601 were recorded during the quarter ended December 31, 2020, primarily related to exiting our older weather radar product lines.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Cost of goods and services	$3,337	$1,353	$9,762	$4,076
Selling, general and administrative expenses	4,225	1,751	8,600	5,462
Total restructuring charges	$7,562	$3,104	$18,362	$9,538

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Personnel related costs	$782	$1,658	$3,264	$3,792
Facilities, exit costs and other	4,283	914	6,807	1,054
Non-cash facility and other	2,497	532	8,291	4,692
Total	$7,562	$3,104	$18,362	$9,538

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2020	$2,701	$264	$—	$2,965
Q1 Restructuring charges	2,482	2,524	5,794	10,800
Q1 Cash payments	(1,598)	(2,534)	—	(4,132)
Q1 Non-cash charges	—	—	(5,794)	(5,794)
Accrued liability at December 31, 2020	$3,585	$254	$—	$3,839
Q2 Restructuring charges	782	4,283	2,497	7,562
Q2 Cash payments	(3,840)	(4,273)	—	(8,113)
Q2 Non-cash charges	—	—	(2,497)	(2,497)
Accrued liability at March 31, 2021	$527	$264	$—	$791

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2021 and 2020, Other income (expense) of $847 and $615, respectively, includes $320 and $745, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $227 and $389, respectively, as well as $55 and $(230), respectively, of net investment income (loss).

For the six months ended March 31, 2021 and 2020, Other income (expense) of $806 and 1,393 includes $(379) and $369, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $454 and $778, respectively, as well as $386 and $(149), respectively, of net investment income (loss). Additionally, Other income (expense) also includes a one-time technology recognition award for $700.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Balance, beginning of period	$10,834	$7,344	$10,843	$7,894
Warranties issued and changes in estimated pre-existing warranties	6,477	4,862	11,216	8,227
Actual warranty costs incurred	(4,633)	(4,417)	(9,381)	(8,332)
Balance, end of period	$12,678	$7,789	$12,678	$7,789

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2021			2020

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,739	$—	$1,739	$(16,471)	$—	$(16,471)
Pension and other defined benefit plans	1,585	(340)	1,245	847	(178)	669
Cash flow hedges	2,559	(768)	1,791	1,383	(415)	968
Total other comprehensive income (loss)	$5,883	$(1,108)	$4,775	$(14,241)	$(593)	$(14,834)

	For the Six Months Ended March 31,
	2021			2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$13,862	$—	$13,862	$(10,001)	$—	$(10,001)
Pension and other defined benefit plans	3,735	(784)	2,951	1,694	(353)	1,341
Cash flow hedges	1,576	(473)	1,103	953	(286)	667
Total other comprehensive income (loss)	$19,173	$(1,257)	$17,916	$(7,354)	$(639)	$(7,993)

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2021	At September 30, 2020
Foreign currency translation adjustments	$(11,821)	$(25,683)
Pension and other defined benefit plans	(43,647)	(46,598)
Change in Cash flow hedges	1,292	189
	$(54,176)	$(72,092)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2021	2020	2021	2020
Pension amortization	$(1,573)	$(1,046)	$(3,146)	$(2,092)
Cash flow hedges	(1,741)	1,050	(2,399)	994
Total gain (loss)	$(3,314)	$4	(5,545)	(1,098)
Tax benefit (expense)	696	(1)	1,165	231
Total	$(2,618)	$3	$(4,380)	$(867)
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Fixed	$9,970	$9,187	$20,010	$18,739
Variable (a), (b)	2,087	1,823	4,134	3,576
Short-term (b)	1,053	1,393	2,167	2,823
Total	$13,110	$12,403	$26,311	$25,138
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Supplemental cash flow information were as follows:

	For the Six Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,099	$21,582
Financing cash flows from finance leases	1,865	1,940
Total	$23,964	$23,522

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	March 31, 2021	September 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$154,929	$161,627

Lease Liabilities:
Current portion of operating lease liabilities	$30,685	$31,848
Long-term operating lease liabilities	128,714	136,054
Total operating lease liabilities	$159,399	$167,902

Finance Leases:
Property, plant and equipment, net(1)	$18,068	$18,774

Lease Liabilities:
Notes payable and current portion of long-term debt	$3,110	$3,352
Long-term debt, net	14,950	15,339
Total financing lease liabilities	$18,060	$18,691

(1) Finance lease assets are recorded net of accumulated depreciation of $4,296 and $2,383 as of March 31, 2021 and September 30, 2020, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of March 31, 2021 and September 30, 2020, $15,907 and $17,188, respectively, was outstanding, net of issuance costs. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2020(a)	$19,128	$2,381
2021	34,484	3,087
2022	26,884	2,749
2023	20,180	2,195
2024	18,214	2,077
2025	12,376	2,075
Thereafter	63,859	7,777
Total lease payments	195,125	22,341
Less: Imputed Interest	(35,726)	(4,281)
Present value of lease liabilities	$159,399	$18,060
(a) Excluding the six months ended March 31, 2021.

Average lease terms and discount rates at March 31, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.1
Finance Leases	8.2

Weighted-average discount rate
Operating Leases	4.45%
Finance Leases	5.50%

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, New York was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required Ames to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2011, remediation of chlorinated solvents in the groundwater was completed to the satisfaction of DEC. In 2018, Ames submitted a Feasibility Study recommending that the remaining soil contamination involving metals and petroleum be covered, excavated and removed to a licensed off-site location or placed under a cover on-site. DEC approved the selection of this remedy in 2019 by issuing a Record of Decision (“ROD”). In June 2020, Ames completed the remediation required by the ROD and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. While Ames was implementing the remediation required by the ROD, DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. Ames investigated the on-site area and has completed remediation of that small area under a workplan approved by DEC. At the request of DEC, Ames has also submitted a workplan to investigate the areas adjacent to the site perimeter. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. Ames’ insurer has accepted Ames’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

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

During the six months ended March 31, 2021 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year. Our supply chains have not experienced significant disruption, and at this time we do not anticipate any such significant disruption in the near term. Most U.S. states lifted initial executive orders issued during the 2020 calendar year requiring all workers to remain at home unless their work is critical, essential, or life-sustaining. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) Our Defense Electronics segment ("DE") is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $363,068 was available at March 31, 2021), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"); a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At March 31, 2021 Griffon had cash and equivalents of $175,564.

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

Other Acquisitions and Dispositions

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700). The purchase price is subject to additional contingent consideration of approximately AUD $1,000 (approximately $760) based on Quatro exceeding certain EBITDA performance targets in the first year. Quatro is expected to contribute approximately $5,000 in annualized revenue in the first twelve months after the acquisition.

On December 18, 2020, Defense Electronics completed the sale of its Systems Engineering Group, Inc. (“SEG”) business for $15,000. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

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

OVERVIEW

Revenue for the quarter ended March 31, 2021 was $634,832 compared to $566,350 in the prior year comparable quarter, an increase of 12%; primarily driven by increased revenue at CPP and HBP of 21% and 16%, respectively, partially offset by reduced revenue at DE of 26%. Net income was $17,112 or $0.32 per share, compared to $895, or $0.02 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Restructuring charges of $7,562 ($5,651, net of tax, or $0.11 per share);
–    Reduction to gain on sale of Systems Engineering Group ("SEG") business $949 ($766, net of tax, or $0.01 per share);
– Discrete and certain other tax provisions, net, of $1,913 or $0.04 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $3,104 ($3,005, net of tax, or $0.07 per share);
– Loss from debt extinguishment $6,690 ($5,245, net of tax, or $0.12 per share);
– Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
– Discrete and certain other tax benefits, net, of $1,413 or $0.03 per share.

Excluding these items from the respective quarterly results, Net income would have been $25,442, or $0.48 per share, in the current year quarter compared to $10,053, or $0.23 per share in the prior year quarter.

Revenue for the six months ended March 31, 2021 was $1,244,123 compared to $1,114,788 in the prior year period, an increase of 12%; primarily driven by increased revenue at CPP and HBP of 21% and 9%, respectively, partially offset by reduced revenue at DE of 13%. Net income was $46,612 or $0.88 per share, compared to $11,507, or $0.26 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Restructuring charges of $18,362 ($13,951, net of tax, or $0.26 per share);
–    Gain on sale of Systems Engineering Group ("SEG") business $5,291 ($5,251, net of tax, or $0.10 per share);
–    Discrete and certain other tax benefits, net, of $115 or $0.00 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $9,538 ($7,153, net of tax, or $0.16 per share);
– Loss from debt extinguishment $6,690 ($5,245, net of tax, or $0.12 per share);
– Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
– Discrete and certain other tax benefits, net, of $580 or $0.01 per share.

Excluding these items from the respective periods, Net income would have been $55,197, or $1.04 per share in the current year period ended March 31, 2021 compared to $25,646, or $0.59 per share, in the comparable prior year period.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)

Net income	$17,112	$895	$46,612	$11,507

Adjusting items:
Restructuring charges	7,562	3,104	18,362	9,538
(Gain) adjustment on sale of SEG business	949	—	(5,291)	—
Loss from debt extinguishment	—	6,690	—	6,690
Acquisition costs	—	2,960	—	2,960
Tax impact of above items	(2,094)	(2,183)	(4,371)	(4,469)
Discrete and certain other tax provisions (benefits), net	1,913	(1,413)	(115)	(580)

Adjusted net income	$25,442	$10,053	$55,197	$25,646

Diluted earnings per common share	$0.32	$0.02	$0.88	$0.26

Adjusting items, net of tax:
Restructuring charges	0.11	0.07	0.26	0.16
(Gain) adjustment on sale of SEG business	0.01	—	(0.10)	—
Loss from debt extinguishment	—	0.12	—	0.12
Acquisition costs	—	0.05	—	0.05
Discrete and certain other tax provisions (benefits), net	0.04	(0.03)	—	(0.01)

Adjusted earnings per common share	$0.48	$0.23	$1.04	$0.59

Weighted-average shares outstanding (in thousands)	53,264	43,734	53,211	43,826

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF OPERATIONS

Three and Six months ended March 31, 2021 and 2020

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes.

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2021		2020		2021		2020
Revenue	$331,871		$274,912		$622,913		$515,988
Adjusted EBITDA	37,423	11.3%	25,027	9.1%	70,136	11.3%	46,953	9.1%
Depreciation and amortization	8,620		8,222		16,819		16,453

For the quarter ended March 31, 2021, revenue increased $56,959, or 21%, compared to the prior year period, primarily due to increased volume of 17%, driven by continued consumer demand across all geographies, primarily for outdoor decor, landscaping and home organization products, and a favorable foreign currency impact of 4%.

For the quarter ended March 31, 2021, Adjusted EBITDA increased 50% to $37,423 compared to $25,027 in the prior year quarter. The favorable variance resulted primarily from the increased revenue noted above and a favorable foreign currency impact of 8%, partially offset by increased distribution and material costs and COVID-19 related inefficiencies.

For the six months ended March 31, 2021, revenue increased $106,925, or 21%, compared to the prior year period, primarily due to increased volume of 17%, driven by increased consumer demand across all geographies and all product categories, and a favorable foreign currency impact of 4%.

For the six months ended March 31, 2021, Adjusted EBITDA increased 49% to $70,136 compared to $46,953 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above and a favorable currency impact of 6%, partially offset by increased distribution and material costs and COVID-19 related inefficiencies.

For the quarter and six months ended March 31, 2021, segment depreciation and amortization increased $398 and $366, respectively, compared to the prior year comparable periods, due to new assets placed in service.

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

In connection with this initiative, during the year ended September 30, 2020 and during the six months ended March 31, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $13,669 and $10,581, respectively. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $24,250, comprised of cash charges of $16,868 and non-cash, asset-related charges of $7,382; the cash charges included $6,704 for one-time termination benefits and other personnel-related costs and $10,164 for facility exit costs. During the year ended September, 30, 2020 and during the six months ended March 31, 2021, capital expenditures of 6,733 and $5,445, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Q1 FY2021 Activity	(362)	(2,524)	(193)	(3,079)	(2,236)
Q2 FY2021 Activity	(722)	(4,283)	(2,497)	(7,502)	$(3,209)
Total 2021 restructuring charges	(1,084)	(6,807)	(2,690)	(10,581)	(5,445)
Total cumulative charges	(6,704)	(10,164)	(7,382)	(24,250)	(12,178)
Estimate to Complete	$19,296	$9,836	$11,618	$40,750	$52,822

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2021		2020		2021		2020
Revenue	$242,811		$209,829		$493,292		$451,210
Adjusted EBITDA	40,060	16.5%	30,635	14.6%	88,429	17.9%	71,336	15.8%
Depreciation and amortization	4,379		4,668		8,720		9,468

For the quarter ended March 31, 2021, revenue increased $32,982 or 16%, compared to the prior year period, driven by increased volume.

For the quarter ended March 31, 2021, Adjusted EBITDA increased 31% to $40,060 compared to $30,635 in the prior year period. EBITDA benefited from increased revenue noted above and volume related benefits on absorption, partially offset by increased material costs and COVID-19 related inefficiencies.

For the six months ended March 31, 2021, revenue increased $42,082 or 9%, compared to the prior year period, driven by increased volume.
For the six months ended March 31, 2021, Adjusted EBITDA increased 24% to $88,429 compared to $71,336 in the prior year period. The favorable variance resulted from the increased revenue noted above and volume related benefits on absorption, partially offset by COVID-19 related inefficiencies.

For the quarter and six months ended March 31, 2021, segment depreciation and amortization decreased $289 and $748, respectively, compared to the prior year comparable periods, due to fully depreciated assets.

Defense Electronics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2021		2020		2021		2020
Revenue	$60,150		$81,609		$127,918		$147,590
Adjusted EBITDA	2,220	3.7%	4,248	5.2%	7,805	6.1%	8,723	5.9%
Depreciation and amortization	2,734		2,676		5,410		5,320

For the quarter ended March 31, 2021, revenue decreased $21,459, or 26%, compared to the prior year quarter. The prior year results include revenue from the SEG business of $7,460. Excluding the divestiture of SEG from prior year results, revenue decreased $13,999, or 19%. The decrease was driven by reduced volume due to the timing of work performed and deliveries on Communication and Surveillance programs.

For the quarter ended March 31, 2021, Adjusted EBITDA decreased $2,028, or 48%, compared to the prior year comparable period, driven by the reduced revenue noted above and cost growth on Surveillance programs, partially offset by the reduced headcount related to the reduction in force that occurred in the first quarter.

For the six months ended March 31, 2021, revenue decreased $19,672, or 13%, compared to the prior year period. The current and prior year results include revenue from the SEG business of $6,713 and $14,008, respectively. Excluding the divestiture of SEG from current and prior year results, revenue decreased $12,377, or 9%. The decline in revenue was driven by reduced volume related to the timing of work performed and deliveries on Communication and Surveillance programs, partially offset by Naval and Cyber systems.

For the six months ended March 31, 2021, Adjusted EBITDA decreased $918, or 11%, compared to the prior year comparable period driven by the reduced revenue noted above, partially offset by the benefit of reduced headcount related to the reduction in force that occurred in the first quarter.

Segment depreciation and amortization remained consistent with the prior year comparable quarter-to-date and year-to-dates periods.

On December 18, 2020, DE completed the sale of its SEG business. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

During the six months ended March 31, 2021, DE was awarded several new contracts and received incremental funding on existing contracts approximating $105,000 (excludes $5,500 of SEG awards). Contract backlog was $353,870 at March 31, 2021 compared to $320,214 at March 31, 2020 (excludes $11,526 of SEG related backlog) with 65% expected to be fulfilled in the next 12 months. Backlog was approximately $370,000 at September 30, 2020 (excludes approximately $10,000 of SEG related backlog). Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Restructuring Charges and Divestiture
In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of $2,180 during the six months ended March 31, 2021. These actions reduced headcount by approximately 90 people.

In addition, in the first quarter ended December 31, 2020, charges of $5,601 were recorded primarily related to exiting our older weather radar product lines.

DE recorded a pre-tax gain of $5,291 ($5,251, net of tax) during the six months ended March 31, 2021 related to the divestiture of SEG.

Unallocated

For the quarter ended March 31, 2021, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $11,922 compared to $11,947 in the prior year quarter; for the six months ended March 31, 2021, unallocated amounts totaled $23,949 compared to $23,889 in the prior year period. The current quarter remained consistent with the prior year comparable quarter. The increase in the six months compared to the respective prior year period primarily relates to increases in compensation and incentive costs and consulting costs, partially offset by travel and administrative office costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $167 for the quarter ended March 31, 2021 compared to the comparable prior year quarter, primarily due to depreciation and amortization on new assets placed in service. Segment depreciation and amortization decreased $292 for the six months ended March 31, 2021 compared to the comparable prior year period, primarily due to fully depreciated assets, partially offset by assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended March 31, 2021 and 2020, Other income (expense) of $847 and $615, respectively, includes $320 and $745, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $227 and $389, respectively, as well as $55 and $(230), respectively, of net investment income (loss).

For the six months ended March 31, 2021 and 2020, Other income (expense) of $806 and 1,393 includes $(379) and $369, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $454 and $778, respectively, as well as $386 and $(149), respectively, of net investment income (loss). Additionally, Other income (expense) also includes a one-time technology recognition award for $700.

Provision for income taxes
During the quarter ended March 31, 2021, the Company recognized a tax provision of $10,748 on income before taxes of $27,860, compared to a tax provision of $2,034 on income before taxes of $2,929 in the comparable prior year quarter. The current year quarter results included restructuring charges of $7,562 ($5,651, net of tax), reduction to gain on sale of the SEG business of $949 ($766, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $1,913. The prior year quarter results included restructuring charges of $3,104 ($3,005, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and discrete tax and certain other tax benefits, net, that affect comparability of $1,413. Excluding these items, the effective tax rates for the quarters ended March 31, 2021 and 2020 were 30.0% and 35.9%, respectively.
During the six months ended March 31, 2021, the Company recognized a tax provision of $20,417 on Income before taxes of $67,029, compared to a tax provision of $8,373 on income before taxes of $19,880 in the comparable prior year period. The six month period ended March 31, 2021 included restructuring charges of $18,362 ($13,951, net of tax), gain on sale of the SEG business of $5,291 ($5,251, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $115. The six month period ended March 31, 2020 included restructuring charges of $9,538 ($7,153, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $6,690 ($5,245, net of tax) and discrete tax and certain other tax benefits, net, that affect comparability of $580. Excluding these items, the effective tax rates for the six months ended March 31, 2021 and 2020 were 31.1% and 34.4%, respectively.
Stock based compensation
For the quarters ended March 31, 2021 and 2020, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $5,293 and $4,320, respectively. For the six months ended March 31, 2021 and 2020, stock based compensation expense totaled $9,501 and $8,302, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2021, total other comprehensive income, net of taxes, of $4,775 included a gain of $1,739 from foreign currency translation adjustments primarily due to the strengthening of the British Pound and Canadian Dollar, partially offset by the weakening of the Euro, all in comparison to the US Dollar; a $1,245 benefit from pension amortization; and a $1,791 gain on cash flow hedges.

For the six months ended March 31, 2021, total other comprehensive income, net of taxes, of $17,916 included a gain of $13,862 from foreign currency translation adjustments primarily due to the strengthening of the British Pound and Canadian and Australian Dollars, all in comparison to the US Dollar; a $2,951 benefit from pension amortization of actuarial losses; and a $1,103 gain on cash flow hedges.

For the quarter ended March 31, 2020, total other comprehensive loss, net of taxes, of $14,834 included a loss of $16,471 from foreign currency translation adjustments primarily due to the weakening of the British Pound, and Canadian and Australian Dollars, all in comparison to the US Dollar; a $669 benefit from pension amortization of actuarial losses; and a $968 gain on cash flow hedges.

For the six months ended March 31, 2020, total other comprehensive loss, net of taxes, of $7,993, included a loss of $10,001 from foreign currency translation adjustments primarily due to the weakening of the Canadian and Australian Dollars, all in comparison to the US Dollar, a $1,341 benefit from pension amortization of actuarial losses and a $667 gain on cash flow hedges.

Discontinued operations

At March 31, 2021, Griffon's assets and liabilities are primarily for the Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves. See Note 16, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Six Months Ended March 31,
	2021	2020
Net Cash Flows Provided by (Used In):
Operating activities	$(25,841)	$(60,843)
Investing activities	(13,532)	(32,760)
Financing activities	(5,916)	94,351

Cash used by operating activities for the six months ended March 31, 2021 was $25,841 compared to cash used of $60,843 in the comparable prior year period. Cash provided by income from operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of a net increase in accounts receivable and an increase in inventory, primarily to meet seasonal demands.

During the six months ended March 31, 2021, Griffon's use of cash from investing activities was $13,532 compared to $32,760 used in the prior year comparable period. On December 18, 2020, DE completed the sale of its SEG business and received net proceeds from the sale of $14,725. Payments for acquired businesses totaled $2,242 compared to $10,531 in the prior year comparable period. On December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. We had an increase in investments of $2,138. Capital expenditures, net of proceeds from the sale of assets, for the six months ended March 31, 2021 totaled $23,904, an increase of $1,675 from the prior year period.

During the six months ended March 31, 2021, cash used by financing activities from operations totaled $5,916 as compared to $94,351 provided by in the comparable prior year period. Cash used in financing activities in the current period consisted primarily of the payment of dividends and purchase of treasury shares to satisfy vesting of restricted stock, partially offset by net borrowings of long-term debt.

During 2020, the Company declared and paid regular cash dividends totaling $0.30 per share, or $0.075 per share each quarter. During the six months ended March 31, 2021, the Board of Directors approved and paid two quarterly cash dividend of $0.08 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On April 29, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on June 17, 2021 to shareholders of record as of the close of business on May 20, 2021.

During the six months ended March 31, 2021, 133,027 shares, with a market value of $2,774, or $20.85 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2021, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of March 31, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the six months ended March 31, 2021 under these share repurchase programs.

During the six months ended March 31, 2021, COVID-19 has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity will be sufficient to meet our cash requirements.

Payments related to DE revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance-based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2021:

•The United States Government and its agencies, through either prime or subcontractor relationships, represented 7% of Griffon’s consolidated revenue and 64% of DE revenue.
•The Home Depot represented 17% of Griffon’s consolidated revenue, 24% of CPP's revenue and 11% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
	2021	2020
Cash and equivalents	$175,564	$218,089
Notes payables and current portion of long-term debt	14,913	9,922
Long-term debt, net of current maturities	1,043,859	1,037,042
Debt discount/premium and issuance costs	16,143	17,458
Total debt	1,074,915	1,064,422
Debt, net of cash and equivalents	$899,351	$846,333

On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of March 31, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,060,000 on March 31, 2021 based upon quoted market prices (level 1 inputs).

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

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2021, there were $20,622 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $16,310; and $363,068 was available, subject to certain loan covenants, for borrowing at that date.

Two of Griffon's subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2021, $15,907 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,894 as of March 31, 2021) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.41% LIBOR USD and 1.47% Bankers Acceptance Rate CDN as of March 31, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2021, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,894 as of March 31, 2021) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at March 31, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of March 31, 2021, the term loan had an outstanding balance of AUD 13,375 ($10,192 as of March 31, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.98% and 1.41%, respectively, at March 31, 2021). At March 31, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.8%, (1.85% at March 31, 2021). The revolving facility matures in May 2021, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (1.60% as of March 31, 2021). As of March 31, 2021, the revolver had an outstanding balance of GBP $3,204 ($4,405 as of March 31, 2021) while the term and mortgage loan balances amounted to GBP 14,313 ($19,678 as of March 31, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $635, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2021 was $28,608.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 3.1x at March 31, 2021.

During the six months ended March 31, 2021, cash provided by discontinued operations from operating activities of $1,237 primarily related to insurance proceeds received, partially offset by the settling of certain liabilities and environmental costs associated with the Installations Services.

During the six months ended March 31, 2020, Griffon used cash for discontinued operations from operating activities of $1,994 primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2021 and September 30, 2020 and for the three and six months ended March 31, 2021 and for the year ended September 30, 2020. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$963,060	$—	$1,938,972
Gross profit	$—	$244,410	$—	$488,048
Income (loss) from operations	$(11,830)	$65,333	$(24,876)	$130,147
Equity in earnings of Guarantor subsidiaries	$38,021	$—	$58,455	$—
Net income (loss)	$(17,849)	$38,021	$(48,546)	$58,455

Summarized Balance Sheet Information

	For the Six Months Ended		For the Year Ended
	March 31, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$86,155	$861,455	$140,003	$776,069
Non-current assets	20,115	1,082,360	23,069	1,046,225
Total assets	$106,270	$1,943,815	$163,072	$1,822,294

Current liabilities	$36,210	$316,221	$39,130	$296,293
Long-term debt	1,004,669	15,090	995,636	15,992
Other liabilities	36,599	189,636	38,024	195,792
Total liabilities	$1,077,478	$520,947	$1,072,790	$508,077

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021	—	$—	—
February 1 - 28, 2021	—	—	—
March 1 - 31, 2021	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2021, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

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

Date: April 29, 2021