Form 10-Q
period 2021-06-30
GRIFFON CORP
filed 2021-07-30
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding at June 30, 2021 was 56,676,975.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2021	September 30, 2020
CURRENT ASSETS
Cash and equivalents	$220,697	$218,089
Accounts receivable, net of allowances of $9,542 and $8,505	363,046	340,546
Contract assets, net of progress payments of $20,821 and $24,175	74,341	84,426
Inventories	510,309	413,825
Prepaid and other current assets	57,770	46,897
Assets of discontinued operations	695	2,091
Total Current Assets	1,226,858	1,105,874
PROPERTY, PLANT AND EQUIPMENT, net	338,762	343,964
OPERATING LEASE RIGHT-OF-USE ASSETS	150,924	161,627
GOODWILL	445,749	442,643
INTANGIBLE ASSETS, net	355,488	355,028
OTHER ASSETS	27,275	32,897
ASSETS OF DISCONTINUED OPERATIONS	3,607	6,406
Total Assets	$2,548,663	$2,448,439

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$13,024	$9,922
Accounts payable	258,914	232,107
Accrued liabilities	160,002	163,994
Current portion of operating lease liabilities	30,896	31,848
Liabilities of discontinued operations	3,641	3,797
Total Current Liabilities	466,477	441,668
LONG-TERM DEBT, net	1,042,612	1,037,042
LONG-TERM OPERATING LEASE LIABILITIES	124,588	136,054
OTHER LIABILITIES	124,933	126,510
LIABILITIES OF DISCONTINUED OPERATIONS	4,712	7,014
Total Liabilities	1,763,322	1,748,288
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	785,341	700,151
Total Liabilities and Shareholders’ Equity	$2,548,663	$2,448,439

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2021
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	29,500	—	—	—	—	29,500
Dividend	—	—	—	(4,469)	—	—	—	—	(4,469)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	133	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	494	123	(123)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	596	—	—	—	—	—	596
Stock-based compensation	—	—	3,428	—	—	—	—	—	3,428
Other comprehensive income, net of tax	—	—	—	—	—	—	13,141	—	13,141
Balance at December 31, 2020	84,233	$21,058	$586,909	$632,549	27,743	$(416,402)	$(58,951)	$(25,116)	740,047
Net income	—	—	—	17,112	—	—	—	—	17,112
Dividend	—	—	—	(3,217)	—	—	—	—	(3,217)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	194	48	(48)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	756	—	—	—	—	—	756
Stock-based compensation	—	—	4,349	—	—	—	—	—	4,349
Other comprehensive income, net of tax	—	—	—	—	—	—	4,775	—	4,775
Balance at March 31, 2021	84,427	$21,106	$591,966	$646,444	27,743	$(416,402)	$(54,176)	$(24,507)	$764,431
Net income	—	—	—	16,707	—	—	—	—	16,707
Dividend	—	—		(4,546)	—	—	—	—	(4,546)
Amortization of deferred compensation	—	—	—	—	—	—	—	610	610
Equity awards granted, net	(7)	(2)	2	—	—	—	—	—	—
ESOP allocation of common stock	—	—	856	—	—	—	—	—	856
Stock-based compensation	—	—	4,544	—	—	—	—	—	4,544
Other comprehensive income, net of tax	—	—	—	—	—	—	2,739	—	2,739
Balance at June 30, 2021	84,420	$21,104	$597,368	$658,605	27,743	$(416,402)	$(51,437)	$(23,897)	$785,341

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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$646,792	$632,061	$1,890,915	$1,746,849
Cost of goods and services	476,727	467,058	1,380,362	1,279,893
Gross profit	170,065	165,003	510,553	466,956
Selling, general and administrative expenses	125,579	113,509	373,963	357,774

Income from operations	44,486	51,494	136,590	109,182
Other income (expense)
Interest expense	(15,849)	(16,725)	(47,370)	(49,807)
Interest income	50	140	399	711
Gain on sale of business	—	—	5,291	—
Loss from debt extinguishment, net	—	(1,235)	—	(7,925)
Other, net	386	806	1,192	2,199
Total other expense, net	(15,413)	(17,014)	(40,488)	(54,822)
Income before taxes	29,073	34,480	96,102	54,360
Provision for income taxes	12,366	12,649	32,783	21,022
Net income	$16,707	$21,831	$63,319	$33,338
Basic earnings per common share	$0.33	$0.52	$1.25	$0.80
Basic weighted-average shares outstanding	50,903	41,712	50,779	41,483
Diluted earnings per common share	$0.31	$0.50	$1.19	$0.76
Diluted weighted-average shares outstanding	53,504	43,774	53,306	43,818

Dividends paid per common share	$0.08	$0.075	$0.24	$0.225

Net income	$16,707	$21,831	$63,319	$33,338
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,160	9,508	15,022	(493)
Pension and other post retirement plans	1,245	1,139	4,196	2,480
Change in cash flow hedges	351	(1,945)	1,454	(1,278)
Change in available-for-sale securities	(17)	—	(17)	—
Total other comprehensive income, net of taxes	2,739	8,702	20,655	709
Comprehensive income, net	$19,446	$30,533	$83,974	$34,047

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,319	$33,338
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	46,955	47,067
Stock-based compensation	15,092	12,809
Asset impairment charges - restructuring	9,483	4,692
Provision for losses on accounts receivable	173	512
Amortization of debt discounts and issuance costs	2,019	2,871
Loss from debt extinguishment, net	—	7,925
Deferred income taxes	7,351	448
Loss (gain) on sale of assets and investments	155	(261)
Gain on sale of business	(5,291)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract assets, net	(9,684)	(81,718)
(Increase) decrease in inventories	(100,536)	34,518
Increase in prepaid and other assets	(2,449)	(17,393)
Increase in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	13,821	10,536
Other changes, net	1,611	600
Net cash provided by operating activities	42,019	55,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(33,889)	(34,751)
Acquired businesses, net of cash acquired	(2,242)	(10,531)
Proceeds from sale of business, net	14,345	—
Investment purchases	(4,658)	—
Proceeds from the sale of property, plant and equipment	116	339
Other, net	28	(130)
Net cash used in investing activities	(26,300)	(45,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,907)	(10,639)
Purchase of shares for treasury	(2,909)	(7,479)
Proceeds from long-term debt	20,587	1,230,618
Payments of long-term debt	(18,255)	(1,205,231)
Financing costs	(571)	(16,543)
Other, net	(272)	(31)
Net cash used in financing activities	(14,327)	(9,305)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,669)	(2,899)
Net cash provided by investing activities	2,749	418

Net cash provided by (used in) discontinued operations	1,080	(2,481)
Effect of exchange rate changes on cash and equivalents	136	537
NET DECREASE IN CASH AND EQUIVALENTS	2,608	(378)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	218,089	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$220,697	$71,999

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has, and could continue, to impact our business and consolidated results of operations and financial condition. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted and are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

The fair values of Griffon’s 2028 senior notes approximated $1,061,250 on June 30, 2021. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,924 at June 30, 2021 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2021, available-for-sale securities, measured at fair value based on quoted prices in active markets for the underlying assets (level 1 inputs), and trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,316 ($1,339 cost basis) and $2,196 ($1,000 cost basis), respectively, were included in Prepaid and other current assets on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our Consolidated Balance Sheets as a component of AOCI. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2021, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At June 30, 2021, Griffon had $36,000 of Australian dollar contracts at a weighted average rate of $1.28 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,317 ($922, net of tax) at June 30, 2021. Upon settlement, losses of $413 and $2,812 were recorded in COGS during the three and nine months ended June 30, 2021, respectively. All contracts expire in 1 to 119 days.

At June 30, 2021, Griffon had $8,425 of Canadian dollar contracts at a weighted average rate of $1.27. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2021, fair value (losses) gains of $(106) and $138, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $124 and $285 were recorded in Other income during the three and nine months ended June 30, 2021, respectively, for all settled contracts. All contracts expire in 30 to 420 days.

At June 30, 2021, Griffon had $950 of British Pound dollar contracts at a weighted average rate of $0.75. The contracts, which protect United Kingdom operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2021, fair value (losses) gains of $(111) and $30, respectively, were recorded to Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $224 and $505 were recorded in Other income during the three and nine months ended June 30, 2021, respectively. All contracts expire in 6 to 21 days.

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

Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method relies on the substantial use of estimates; these projections may be revised throughout the life of a contract. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and nine months ended June 30, 2021, income from operations included net unfavorable catch up adjustments approximating $1,131 and $4,351, respectively. For the three and nine months ended June 30, 2020, income from operations included net unfavorable catch up adjustments of $2,805 and $3,228, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). These provisions had an immaterial impact on Griffon's Consolidated Financial Statements. The estimated remaining costs to complete loss contracts as of June 30, 2021 and September 30, 2020 were approximately $12,500 and $10,800, respectively.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2020. See Note 13 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Transaction Price Allocated to the Remaining Performance Obligations
On June 30, 2021, we had $375,039 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 66% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $74,341 as of June 30, 2021 compared to $84,426 as of September 30, 2020. The $10,085 net decrease in our contract assets balance was primarily due to the timing of billings and work performed in Communications and Surveillance

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
programs and decrease associated with the sale of Systems Engineering Group, Inc. ("SEG"), partially offset by timing of work performed on Naval & Cyber Systems. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, and represent recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At June 30, 2021 and September 30, 2020, approximately $9,600 and $7,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year.

Contract liabilities were $23,757 as of June 30, 2021 compared to $24,386 as of September 30, 2020. The $629 decrease in the contract liabilities balance was primarily due to recognition of revenue in Naval & Cyber systems, partially offset by billings in Surveillance and Communications programs. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700) in cash. The purchase price is subject to additional contingent consideration of approximately AUD $1,000 (approximately $760) based on Quatro exceeding certain EBITDA performance targets in the first year. The preliminary goodwill and acquired intangibles allocated to this acquisition was AUD $1,038 (approximately $784) and AUD $2,755 (approximately $2,082), respectively, which was assigned to the CPP segment, and is not deductible for income tax purposes.

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

During the three and nine months ended June 30, 2021, acquisition costs were de minimis. During the nine months ended June 30, 2020, the Company incurred acquisition costs of $2,960. The Company did not incur acquisition costs in the three months ended June 30, 2020.

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

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At June 30, 2021	At September 30, 2020
Raw materials and supplies	$163,639	$146,351
Work in process	87,109	83,697
Finished goods	259,561	183,777
Total	$510,309	$413,825

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2021	At September 30, 2020
Land, building and building improvements	$169,588	$167,005
Machinery and equipment	615,780	595,126
Leasehold improvements	55,507	53,386
	840,875	815,517
Accumulated depreciation and amortization	(502,113)	(471,553)
Total	$338,762	$343,964

Depreciation and amortization expense for property, plant and equipment was $13,371 and $13,142 for the quarters ended June 30, 2021 and 2020, respectively, and $39,709 and $39,890 for the nine months ended June 30, 2021 and 2020, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $5,044 and $4,852 for the quarters ended June 30, 2021 and 2020, respectively, and $14,764 and $14,713 for the nine months ended June 30, 2021 and 2020, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2020	$8,505
Provision for expected credit losses	1,254
Amounts written off charged against the allowance	(237)
Other, primarily foreign currency translation	20
Ending Balance, June 30, 2021	$9,542

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2021:

	At September 30, 2020	Business Acquisitions (a)	Business Divestitures (b)	Foreign currency translations adjustments	At June 30, 2021
Consumer and Professional Products	$232,845	$784	$—	$3,133	$236,762
Home and Building Products	191,253	—	—	—	191,253
Defense Electronics	18,545	—	(811)	—	17,734
Total	$442,643	$784	$(811)	$3,133	$445,749
(a) The increase in the CPP segment was due to the acquisition of Quatro.
(b) The decrease in the DE segment was due to the divestiture of SEG.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2021			At September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$189,511	$74,233	23	$185,940	$66,656
Technology and patents	19,568	8,237	13	19,464	8,360
Total amortizable intangible assets	209,079	82,470		205,404	75,016
Trademarks	228,879	—		224,640	—
Total intangible assets	$437,958	$82,470		$430,044	$75,016

The gross carrying amount of intangible assets was impacted by approximately $5,832 related to foreign currency translation.

Amortization expense for intangible assets was $2,435 and $2,381 for the quarters ended June 30, 2021 and 2020, respectively, and $7,246 and $7,177 for the nine months ended June 30, 2021 and 2020. Amortization expense for the remainder of 2021 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2021 - $2,139; 2022 - $9,376; 2023 - $9,224; 2024 - $9,198; 2025 - $9,198; 2026 - $9,198; thereafter $78,276.

Griffon performs its annual goodwill impairment testing in the fourth quarter of each year. The 2020 impairment testing resulted in all three reporting units having fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. In connection with the sale of the SEG business, the Company assessed the remaining DE reporting unit for impairment. The assessment determined that the fair value of the DE reporting unit substantially exceeded its carrying value and no impairment existed. During the nine months ended June 30, 2021, the Company determined that there were no other triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at June 30, 2021.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES
During the quarter ended June 30, 2021, the Company recognized a tax provision of $12,366 on Income before taxes of $29,073, compared to a tax provision of $12,649 on Income before taxes of $34,480 in the comparable prior year quarter. The current year quarter results included restructuring charges of $4,082 ($3,129, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $2,979, primarily due to the impact of UK tax rate changes on deferred liabilities. The prior year quarter results included restructuring charges of $1,633 ($1,224, net of tax), loss from debt extinguishment of $1,235 ($969, net of tax) and discrete tax and certain other tax provisions, net, that affect comparability of $1,828. Excluding these items, the effective tax rates for the quarters ended June 30, 2021 and 2020 were 31.2% and 30.8%, respectively.
During the nine months ended June 30, 2021, the Company recognized a tax provision of $32,783 on Income before taxes of $96,102, compared to a tax provision of $21,022 on Income before taxes of $54,360 in the comparable prior year period. The nine month period ended June 30, 2021 included restructuring charges of $22,444 ($17,080, net of tax), gain on sale of the SEG business of $5,291 ($5,251, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $2,864, primarily due to the impact of UK tax rate changes on deferred liabilities. The nine month period ended June 30, 2020 included restructuring charges of $11,171 ($8,377, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $7,925 ($6,214, net of tax) and discrete tax and certain other tax provisions, net, that affect comparability of $1,248. Excluding these items, the effective tax rates for the nine months ended June 30, 2021 and 2020 were 31.1% and 32.6%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At June 30, 2021					At September 30, 2020
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$327	(13,811)	$986,516	5.75%	$1,000,000	$363	$(15,376)	$984,987	5.75%
Revolver due 2025	(b)	20,775	—	(1,841)	18,934	Variable	12,858	—	(2,209)	10,649	Variable
Finance lease - real estate	(c)	15,265	—	(11)	15,254	5.60%	17,218	—	(30)	17,188	5.60%
Non US lines of credit	(d)	2,871	—	(21)	2,850	Variable	—	—	(30)	(30)	Variable
Non US term loans	(d)	28,204	—	(113)	28,091	Variable	31,086	—	(160)	30,926	Variable
Other long term debt	(e)	4,006	—	(15)	3,991	Variable	3,260	—	(16)	3,244	Variable
Totals		1,071,121	327	(15,812)	1,055,636		1,064,422	363	(17,821)	1,046,964
less: Current portion		(13,024)	—	—	(13,024)		(9,922)	—	—	(9,922)
Long-term debt		$1,058,097	$327	$(15,812)	$1,042,612		$1,054,500	$363	$(17,821)	$1,037,042

		Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,375	$(12)	$496	$14,859	5.8%	$12,219	$—	$277	$12,496
Senior notes due 2022	(a)	—	—	—	—	—	5.7%	1,960	11	155	2,126
Revolver due 2025	(b)	Variable	344	—	123	467	Variable	1,597	—	134	1,731
Finance lease - real estate	(c)	5.8%	215	—	6	221	6.3%	33	—	6	39
Non US lines of credit	(d)	Variable	4	—	4	8	Variable	4	—	(1)	3
Non US term loans	(d)	Variable	169	—	18	187	Variable	222	—	21	243
Other long term debt	(e)	Variable	107	—	—	107	Variable	102	—	1	103
Capitalized interest			—	—	—	—		(16)	—	—	(16)
Totals			$15,214	$(12)	$647	$15,849		$16,121	$11	$593	$16,725

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Nine Months Ended June 30, 2021					Nine Months Ended June 30, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$43,125	$(35)	$1,566	$44,656	5.9%	$17,785	$—	$412	$18,197
Senior notes due 2022	(a)	—	—	—	—	—	5.7%	23,125	123	1,734	24,982
Revolver due 2025	(b)	Variable	760	—	368	1,128	Variable	4,798	—	531	5,329
Finance lease - real estate	(c)	5.8%	671	—	19	690	6.1%	146	—	19	165
Non US lines of credit	(d)	Variable	11	—	12	23	Variable	11	—	11	22
Non US term loans	(d)	Variable	503	—	53	556	Variable	786	—	40	826
Other long term debt	(e)	Variable	329	—	1	330	Variable	394	—	1	395
Capitalized interest			(13)	—	—	(13)		(109)	—	—	(109)
Totals			$45,386	$(35)	$2,019	$47,370		$46,936	$123	$2,748	$49,807

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of June 30, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,061,250 on June 30, 2021 based upon quoted market prices (level 1 inputs).

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

    Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2021, there were $20,775 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $17,007; and $362,218 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2021, $15,254 was outstanding, net of issuance costs. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($12,126 as of June 30, 2021) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.40% LIBOR USD and 1.48% Bankers Acceptance Rate CDN as of June 30, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2021, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($12,126 as of June 30, 2021) available.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at June 30, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of June 30, 2021, the term loan had an outstanding balance of AUD 12,125 ($9,131 as of June 30, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.98% and 1.41%, respectively, at June 30, 2021). At June 30, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.8% ( 1.86% at June 30, 2021). The revolving facility accrues interest at the Bank of England Base Rate plus 1.8% (1.90% as of June 30, 2021) and was renewed in June 2021. The revolving credit facility matures in April 2022, but it is renewable upon mutual agreement with the lender. As of June 30, 2021, the revolver had an outstanding balance of GBP $2,073 ($2,871 as of June 30, 2021) while the term and mortgage loan balances amounted to GBP 13,771 ($19,073 as of June 30, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $620, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2021 was $27,988.

At June 30, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During 2021, the Company paid a quarterly cash dividend of $0.08 per share in each quarter, totaling $0.24 per share for the nine months ended June 30, 2021. During 2020, the Company paid a quarterly cash dividend of $0.075 per share, totaling $0.30 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On July 29, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on September 16, 2021 to shareholders of record as of the close of business on August 19, 2021.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2021, there were 443,820 shares available for grant.

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

During the third quarter of 2021, no grants were issued.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Restricted stock	$4,544	$3,930	$12,321	$10,742
ESOP	1,047	577	2,771	2,067
Total stock based compensation	$5,591	$4,507	$15,092	$12,809

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2021, Griffon did not purchase any shares of common stock under these repurchase programs. As of June 30, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the third quarter ended June 30, 2021, no shares were withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2021, 133,027 shares, with a market value of $2,774, or $20.85 per

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2021, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Common shares outstanding	56,677	47,425	56,677	47,425
Unallocated ESOP shares	(1,912)	(2,108)	(1,912)	(2,108)
Non-vested restricted stock	(3,814)	(3,555)	(3,814)	(3,555)
Impact of weighted average shares	(48)	(50)	(172)	(279)
Weighted average shares outstanding - basic	50,903	41,712	50,779	41,483
Incremental shares from stock based compensation	2,601	2,062	2,527	2,335
Weighted average shares outstanding - diluted	53,504	43,774	53,306	43,818

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2021	2020	2021	2020
Consumer and Professional Products	$324,826	$328,929	$947,739	$844,917
Home and Building Products	259,392	219,164	752,684	670,374
Defense Electronics	62,574	83,968	190,492	231,558
Total consolidated net sales	$646,792	$632,061	$1,890,915	$1,746,849

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Residential repair and remodel	$50,165	$50,709	$146,325	$126,304
Retail	154,212	177,271	447,206	441,795
Residential new construction	12,147	14,487	40,202	44,344
Industrial	12,708	9,303	32,197	30,461
International excluding North America	95,594	77,159	281,809	202,013
Total Consumer and Professional Products	324,826	328,929	947,739	844,917
Residential repair and remodel	127,827	109,876	374,769	332,681
Commercial construction	102,754	84,521	293,444	262,708
Residential new construction	28,811	24,767	84,471	74,985
Total Home and Building Products	259,392	219,164	752,684	670,374
U.S. Government	45,275	54,802	127,644	151,126
International	15,141	24,779	53,533	68,333
Commercial	2,158	4,387	9,315	12,099
Total Defense Electronics	62,574	83,968	190,492	231,558
Total Consolidated Revenue	$646,792	$632,061	$1,890,915	$1,746,849

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30,
	2021				2020
	CPP	HBP	DE	Total	CPP	HBP	DE	Total
United States	$206,809	$246,268	$37,192	$490,269	$232,544	$209,222	$56,294	$498,060
Europe	43,767	31	6,908	50,706	29,267	81	8,636	37,984
Canada	20,547	10,724	1,719	32,990	18,231	7,729	3,012	28,972
Australia	51,437	—	207	51,644	47,614	—	1,012	48,626
All other countries	2,266	2,369	16,548	21,183	1,273	2,132	15,014	18,419
Consolidated revenue	$324,826	$259,392	$62,574	$646,792	$328,929	$219,164	$83,968	$632,061

	For the Nine Months Ended June 30,
	2021				2020
	CPP	HBP	DE	Total	CPP	HBP	DE	Total
United States	$595,619	$713,754	$118,736	$1,428,109	$584,114	$635,232	$157,508	$1,376,854
Europe	95,888	72	19,604	115,564	60,609	109	24,501	85,219
Canada	64,440	32,009	5,473	101,922	53,527	26,849	9,795	90,171
Australia	184,668	—	648	185,316	140,874	—	1,807	142,681
All other countries	7,124	6,849	46,031	60,004	5,793	8,184	37,947	51,924
Consolidated revenue	$947,739	$752,684	$190,492	$1,890,915	$844,917	$670,374	$231,558	$1,746,849

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Segment adjusted EBITDA:
Consumer and Professional Products	$29,388	$37,115	$99,524	$84,068
Home and Building Products	42,156	39,299	130,585	110,635
Defense Electronics	4,140	4,122	11,945	12,845
Segment adjusted EBITDA	75,684	80,536	242,054	207,548
Unallocated amounts, excluding depreciation *	(10,924)	(11,080)	(34,873)	(34,969)
Adjusted EBITDA	64,760	69,456	207,181	172,579
Net interest expense	(15,799)	(16,585)	(46,971)	(49,096)
Depreciation and amortization	(15,806)	(15,523)	(46,955)	(47,067)
Loss from debt extinguishment	—	(1,235)	—	(7,925)
Restructuring charges	(4,082)	(1,633)	(22,444)	(11,171)
Acquisition costs	—	—	—	(2,960)
Gain on sale of SEG business	—	—	5,291	—
Income before taxes	$29,073	$34,480	$96,102	$54,360
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2021	2020	2021	2020
Segment:
Consumer and Professional Products	$8,781	$8,197	$25,600	$24,650
Home and Building Products	4,375	4,507	13,095	13,975
Defense Electronics	2,501	2,666	7,911	7,986
Total segment depreciation and amortization	15,657	15,370	46,606	46,611
Corporate	149	153	349	456
Total consolidated depreciation and amortization	$15,806	$15,523	$46,955	$47,067

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$5,365	$7,029	$19,085	$14,561
Home and Building Products	1,723	3,640	5,836	15,135
Defense Electronics	2,789	1,538	8,940	4,748
Total segment	9,877	12,207	33,861	34,444
Corporate	26	25	28	307
Total consolidated capital expenditures	$9,903	$12,232	$33,889	$34,751

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At June 30, 2021	At September 30, 2020
Segment assets:
Consumer and Professional Products	$1,375,959	$1,255,127
Home and Building Products	627,704	606,785
Defense Electronics	280,195	329,128
Total segment assets	2,283,858	2,191,040
Corporate	260,503	248,902
Total continuing assets	2,544,361	2,439,942
Assets of discontinued operations	4,302	8,497
Consolidated total	$2,548,663	$2,448,439

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$745	$1,148	$2,234	$3,450
Expected return on plan assets	(2,544)	(2,585)	(7,633)	(7,757)
Amortization:
Prior service cost	—	3	—	11
Recognized actuarial loss	1,573	1,042	4,719	3,126
Net periodic expense (income)	$(226)	$(392)	$(680)	$(1,170)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is effective for the Company in our fiscal year beginning in October 1, 2021. We are currently evaluating the effects that the adoption of this guidance will have on our related pension disclosures.

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

NOTE 16 – DISCONTINUED OPERATIONS

The following amounts summarize the total assets and liabilities related to the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2021	At September 30, 2020
Assets of discontinued operations:
Prepaid and other current assets	$695	$2,091
Other long-term assets	3,607	6,406
Total assets of discontinued operations	$4,302	$8,497

Liabilities of discontinued operations:
Accrued liabilities, current	$3,641	$3,797
Other long-term liabilities	4,712	7,014
Total liabilities of discontinued operations	$8,353	$10,811

At June 30, 2021, Griffon's assets and liabilities consist primarily of insurance claims, income tax, product liability, and warranty and environmental reserves.

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

In the quarter and nine months ended June 30, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $4,082 and $14,663, respectively. During the nine months ended June 30, 2021, cash charges totaled $10,781 and non-cash, asset-related charges totaled $3,882; the cash charges included $1,784 for one-time termination benefits and other personnel-related costs and $8,997 for facility and lease exit costs primarily driven by the consolidation of distribution facilities. Non-cash charges of $3,882 predominantly related to inventory that have no recoverable value. During the nine months ended June 30, 2021, headcount was reduced by 65.

In the quarter and nine months ended June 30, 2020, CPP incurred pre-tax restructuring and related exit costs approximating $1,633 and $11,171, respectively. During the nine months ended June 30, 2020, cash charges totaled $6,479 and non-cash, asset-related charges totaled $4,692; the cash charges included $4,842 for one-time termination benefits and other personnel-related costs and $1,637 for facility exit costs. Non-cash charges included a $1,968 impairment charge related to a facility's operating lease as well as $671 of leasehold improvements made to the leased facility and $304 of inventory that have no recoverable value, and a $1,749 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations.

In September 2020, the DE Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The combined actions resulted in severance charges of approximately $4,300, with $2,120 recognized in the fourth quarter of fiscal 2020, and the remaining $2,180 was recognized during the nine months ended June 30, 2021. These actions reduced headcount by approximately 90 people.

In addition, charges of $5,601 were recorded during the quarter ended December 31, 2020, primarily related to exiting our older weather radar product lines.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of goods and services	$696	$20	$10,458	$4,096
Selling, general and administrative expenses	3,386	1,613	11,986	7,075
Total restructuring charges	$4,082	$1,633	$22,444	$11,171

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Personnel related costs	$700	$1,050	$3,964	$4,842
Facilities, exit costs and other	2,190	583	8,997	1,637
Non-cash facility and other	1,192	—	9,483	4,692
Total	$4,082	$1,633	$22,444	$11,171

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2020	$2,701	$264	$—	$2,965
Q1 Restructuring charges	2,482	2,524	5,794	10,800
Q1 Cash payments	(1,598)	(2,534)	—	(4,132)
Q1 Non-cash charges	—	—	(5,794)	(5,794)
Accrued liability at December 31, 2020	$3,585	$254	$—	$3,839
Q2 Restructuring charges	782	4,283	2,497	7,562
Q2 Cash payments	(3,840)	(4,273)	—	(8,113)
Q2 Non-cash charges	—	—	(2,497)	(2,497)
Accrued liability at March 31, 2021	$527	$264	$—	$791
Q3 Restructuring charges	700	2,190	1,192	4,082
Q3 Cash payments	(799)	(2,190)	—	(2,989)
Q3 Non-cash charges	—	—	(1,192)	(1,192)
Accrued liability at June 30, 2021	$428	$264	$—	$692

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2021 and 2020, Other income (expense) of $386 and $806, respectively, includes $77 and $72, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $226 and $392, respectively, as well as $249 and $499, respectively, of net investment income (loss).

For the nine months ended June 30, 2021 and 2020, Other income (expense) of $1,192 and 2,199 includes $(302) and $441, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $680 and $1,170, respectively, as well as $877 and $216, respectively, of net investment income (loss). Additionally, in the prior year period, Other income (expense) also included a one-time technology recognition award for $700.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$12,678	$7,789	$10,843	$7,894
Warranties issued and changes in estimated pre-existing warranties	4,806	5,773	16,022	14,000
Actual warranty costs incurred	(4,304)	(3,661)	(13,685)	(11,993)
Balance, end of period	$13,180	$9,901	$13,180	$9,901

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,
	2021			2020

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,160	$—	$1,160	$9,508	$—	$9,508
Pension and other defined benefit plans	1,576	(331)	1,245	1,443	(304)	1,139
Cash flow hedges	501	(150)	351	(2,779)	834	(1,945)
Available-for-sale securities	(23)	6	(17)	—	—	—
Total other comprehensive income (loss)	$3,214	$(475)	$2,739	$8,172	$530	$8,702

	For the Nine Months Ended June 30,
	2021			2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$15,022	$—	$15,022	$(493)	$—	$(493)
Pension and other defined benefit plans	5,311	(1,115)	4,196	3,137	(657)	2,480
Cash flow hedges	2,077	(623)	1,454	(1,826)	548	(1,278)
Available-for-sale securities	(23)	$6	(17)	—	—	—
Total other comprehensive income (loss)	$22,387	$(1,732)	$20,655	$818	$(109)	$709

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2021	At September 30, 2020
Foreign currency translation adjustments	$(10,661)	$(25,683)
Pension and other defined benefit plans	(42,402)	(46,598)
Change in Cash flow hedges	1,643	189
Available-for-sale securities	(17)	—
	$(51,437)	$(72,092)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2021	2020	2021	2020
Pension amortization	$(1,573)	$(1,045)	$(4,719)	$(3,137)
Cash flow hedges	(413)	556	(2,812)	1,550
Total gain (loss)	$(1,986)	$(489)	(7,531)	(1,587)
Tax benefit (expense)	417	102	1,582	333
Total	$(1,569)	$(387)	$(5,949)	$(1,254)

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Fixed	$9,940	$9,909	$29,950	$28,648
Variable (a), (b)	3,012	2,032	6,146	5,608
Short-term (b)	933	1,280	3,100	4,103
Total	$13,885	$13,221	$39,196	$38,359
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental cash flow information were as follows:

	For the Nine Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,492	$32,882
Financing cash flows from finance leases	2,824	3,202
Total	$36,316	$36,084

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	June 30, 2021	September 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$150,924	$161,627

Lease Liabilities:
Current portion of operating lease liabilities	$30,896	$31,848
Long-term operating lease liabilities	124,588	136,054
Total operating lease liabilities	$155,484	$167,902

Finance Leases:
Property, plant and equipment, net(1)	$17,326	$18,774

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,782	$3,352
Long-term debt, net	14,564	15,339
Total financing lease liabilities	$17,346	$18,691

(1) Finance lease assets are recorded net of accumulated depreciation of $5,258 and $2,383 as of June 30, 2021 and September 30, 2020, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease. The Ocala, Florida lease contains two five-year renewal options. As of June 30, 2021 and September 30, 2020, $15,254 and $17,188, respectively, was outstanding, net of issuance costs. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2021(a)	$9,771	$1,227
2022	35,363	3,166
2023	27,677	2,832
2024	20,719	2,244
2025	18,673	2,077
2026	12,689	2,075
Thereafter	64,282	7,777
Total lease payments	189,174	21,398
Less: Imputed Interest	(33,690)	(4,052)
Present value of lease liabilities	$155,484	$17,346
(a) Excluding the nine months ended June 30, 2021.

Average lease terms and discount rates at June 30, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.0
Finance Leases	8.1

Weighted-average discount rate
Operating Leases	4.46%
Finance Leases	5.48%

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. ISCP sold the Peekskill Site in November 1982.

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

Following issuance of the Remedial Action Plan, the DEC implemented a portion of its plan, and performed additional investigation for the presence of metals in soils and sediments downstream from the Peekskill Site. During this investigation metals were found to be present in sediments further downstream from the Peekskill site than previously detected.

On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since announced that it is performing a Remedial Investigation/Feasibility Study ("RI/FS"). On August 25, 2020, the EPA sent a letter to several parties, including Lightron and ISCP, requesting that each such party inform the EPA as to whether it would be willing to enter into discussions regarding implementation of the RI/FS. The EPA also sent a request for information under Section 104(e) of CERCLA to each party. Lightron and ISCP have informed the EPA that they are willing to participate in discussions regarding implementation of the RI/FS. Lightron and ISCP have also submitted responses to certain items contained in the Section 104(e) information request, with additional responses to follow. The current owner of the property, which acquired the Peekskill Site from ISCP in 1982 and has no relationship with Lightron or ISCP, has also informed the EPA that it is willing to discuss implementation of the RI/FS, and has also received, and submitted certain information in response to, a Section 104(e) information request. The EPA may decide to implement the RI/FS, on its own or through the use of consultants, may reach agreement with one or more parties to perform the RI/FS, or may offer to negotiate with one or more parties to accept a settlement addressing the potential liability of such parties for investigation and/or remediation at the Peekskill Site. Should the EPA implement the RI/FS, or perform further studies and/or subsequently remediate the site, without first reaching agreement with one or more relevant parties, the EPA would likely seek reimbursement for the costs incurred from such parties.

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company, and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site.

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, New York was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required AMES to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2011, remediation of chlorinated solvents in the groundwater was completed to the satisfaction of DEC. In 2018, AMES submitted a Feasibility Study recommending that the remaining soil contamination involving metals and petroleum be covered, excavated and removed to a licensed off-site location or placed under a cover on-site. DEC approved the selection of this remedy in 2019 by issuing a Record of Decision (“ROD”). In June 2020, AMES completed the remediation required by the ROD and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. While AMES was implementing the remediation required by the ROD, DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. AMES investigated the on-site area and has completed remediation of that small area under a workplan approved by DEC. At the request of DEC, AMES has also submitted (and DEC has approved) a workplan to investigate the areas adjacent to the site perimeter. The workplan is expected to be completed by October 1, 2021. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. AMES’ insurer has accepted AMES’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

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

Update of COVID-19 on Our Business
The health and safety of our employees, our customers and their families is a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted.

During the nine months ended June 30, 2021 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year. Most U.S. states lifted initial executive orders issued during the 2020 calendar year requiring all workers to remain at home unless their work is critical, essential, or life-sustaining. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) Our Defense Electronics segment ("DE") is a defense and national security-related operation supporting the U.S. Government, with a portion of its business being directly with the U.S. Government; 2) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 3) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $362,218 was available at June 30, 2021), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"); a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At June 30, 2021, Griffon had cash and equivalents of $220,697.

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

OVERVIEW

Revenue for the quarter ended June 30, 2021 was $646,792 compared to $632,061 in the prior year comparable quarter, an increase of 2% (4% excluding the prior year revenue of $7,931 related to the Systems Engineering Group (SEG) disposition), primarily driven by increased revenue at HBP of 18%, partially offset by reduced revenue at CPP and DE of 1% and 25%, respectively. Net income was $16,707 or $0.31 per share, compared to $21,831, or $0.50 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Restructuring charges of $4,082 ($3,129, net of tax, or $0.06 per share);
– Discrete and certain other tax provisions, net, of $2,979 or $0.06 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $1,633 ($1,224, net of tax, or $0.03 per share);
– Loss from debt extinguishment $1,235 ($969, net of tax, or $0.02 per share);
– Discrete and certain other tax provisions, net, of $1,828 or $0.04 per share.

Excluding these items from the respective quarterly results, Net income would have been $22,815, or $0.43 per share, in the current year quarter compared to $25,852, or $0.59 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2021 was $1,890,915 compared to $1,746,849 in the prior year period, an increase of 8% (9% excluding the current year and prior year revenue of $6,713 and 21,939, respectively, related to the SEG disposition), primarily driven by increased revenue at CPP and HBP of 12% each, partially offset by reduced revenue at DE of 18%. Net income was $63,319 or $1.19 per share, compared to $33,338, or $0.76 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Restructuring charges of $22,444 ($17,080, net of tax, or $0.32 per share);
–    Gain on sale of Systems Engineering Group ("SEG") business $5,291 ($5,251, net of tax, or $0.10 per share);
–    Discrete and certain other tax provisions, net, of $2,864 or $0.05 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $11,171 ($8,377, net of tax, or $0.19 per share);
– Loss from debt extinguishment $7,925 ($6,214, net of tax, or $0.14 per share);
– Acquisition costs of $2,960 ($2,321, net of tax, or $0.05 per share); and
– Discrete and certain other tax provisions, net, of $1,248 or $0.03 per share.

Excluding these items from the respective periods, Net income would have been $78,012, or $1.46 per share in the current year period ended June 30, 2021 compared to $51,498, or $1.18 per share, in the comparable prior year period.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)

Net income	$16,707	$21,831	$63,319	$33,338

Adjusting items:
Restructuring charges	4,082	1,633	22,444	11,171
Gain on sale of SEG business	—	—	(5,291)	—
Loss from debt extinguishment	—	1,235	—	7,925
Acquisition costs	—	—	—	2,960
Tax impact of above items	(953)	(675)	(5,324)	(5,144)
Discrete and certain other tax provisions, net	2,979	1,828	2,864	1,248

Adjusted net income	$22,815	$25,852	$78,012	$51,498

Diluted earnings per common share	$0.31	$0.50	$1.19	$0.76

Adjusting items, net of tax:
Restructuring charges	0.06	0.03	0.32	0.19
Gain on sale of SEG business	—	—	(0.10)	—
Loss from debt extinguishment	—	0.02	—	0.14
Acquisition costs	—	—	—	0.05
Discrete and certain other tax provisions, net	0.06	0.04	0.05	0.03

Adjusted earnings per common share	$0.43	$0.59	$1.46	$1.18

Weighted-average shares outstanding (in thousands)	53,504	43,774	53,306	43,818

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF OPERATIONS

Three and Nine months ended June 30, 2021 and 2020

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2021		2020		2021		2020
Revenue	$324,826		$328,929		$947,739		$844,917
Adjusted EBITDA	29,388	9.0%	37,115	11.3%	99,524	10.5%	84,068	9.9%
Depreciation and amortization	8,781		8,197		25,600		24,650

For the quarter ended June 30, 2021, revenue decreased $4,103, or 1%, compared to the prior year period, due to reduced volume of 9%, primarily in the U.S., due to shipping delays related to availability of transportation, partially offset by favorable mix of 3% and a favorable foreign currency impact of 5%.

For the quarter ended June 30, 2021, Adjusted EBITDA decreased 21% to $29,388 compared to $37,115 in the prior year quarter, primarily due to the decreased revenue noted above, increased distribution and material costs coupled with the lag in realization of price increases, and COVID-19 related inefficiencies. The current quarter included a favorable foreign currency impact of 4%.

For the nine months ended June 30, 2021, revenue increased $102,822, or 12%, compared to the prior year period, primarily due to increased volume of 8%, driven by increased consumer demand across all geographies, and a favorable foreign currency impact of 4%.

For the nine months ended June 30, 2021, Adjusted EBITDA increased 18% to $99,524 compared to $84,068 in the prior year period. The favorable variance resulted primarily from the increased revenue noted above partially offset by increased distribution and material costs and COVID-19 related inefficiencies. The current year-to-date period included a favorable currency impact of 6%,

For the quarter and nine months ended June 30, 2021, segment depreciation and amortization increased $584 and $950, respectively, compared to the prior year comparable periods, due to new assets placed in service.

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

In connection with this initiative, during the year ended September 30, 2020 and during the nine months ended June 30, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $13,669 and $14,663, respectively. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $28,332, comprised of cash charges of $19,758 and non-cash, asset-related charges of $8,574; the cash charges included $7,404 for one-time termination benefits and other personnel-related costs and $12,354 for facility exit costs. During the year ended September, 30, 2020 and during the nine months ended June 30, 2021, capital expenditures of 6,733 and $8,145, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Q1 FY2021 Activity	(362)	(2,524)	(193)	(3,079)	(2,236)
Q2 FY2021 Activity	(722)	(4,283)	(2,497)	(7,502)	$(3,209)
Q3 FY2021 Activity	(700)	(2,190)	(1,192)	(4,082)	(2,700)
Total 2021 restructuring charges	(1,784)	(8,997)	(3,882)	(14,663)	(8,145)
Total cumulative charges	(7,404)	(12,354)	(8,574)	(28,332)	(14,878)
Estimate to Complete	$18,596	$7,646	$10,426	$36,668	$50,122

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2021		2020		2021		2020
Revenue	$259,392		$219,164		$752,684		$670,374
Adjusted EBITDA	42,156	16.3%	39,299	17.9%	130,585	17.3%	110,635	16.5%
Depreciation and amortization	4,375		4,507		13,095		13,975

For the quarter ended June 30, 2021, revenue increased $40,228 or 18%, compared to the prior year period, driven by increased volume of 5%, and favorable mix and pricing of 13%.

For the quarter ended June 30, 2021, Adjusted EBITDA increased 7% to $42,156 compared to $39,299 in the prior year period. EBITDA benefited from increased revenue noted above, partially offset by increased material costs coupled with the lag in realization of price increases, and COVID-19 related inefficiencies.

For the nine months ended June 30, 2021, revenue increased $82,310 or 12%, compared to the prior year period, driven by increased volume of 8%, and favorable mix and pricing of 4%.
For the nine months ended June 30, 2021, Adjusted EBITDA increased 18% to $130,585 compared to $110,635 in the prior year period. The favorable variance resulted from the increased revenue noted above, partially offset by increased material costs coupled with the lag in realization of price increases, and COVID-19 related inefficiencies.

For the quarter and nine months ended June 30, 2021, segment depreciation and amortization decreased $132 and $880, respectively, compared to the prior year comparable periods, due to fully depreciated assets.

Defense Electronics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2021		2020		2021		2020
Revenue	$62,574		$83,968		$190,492		$231,558
Adjusted EBITDA	4,140	6.6%	4,122	4.9%	11,945	6.3%	12,845	5.5%
Depreciation and amortization	2,501		2,666		7,911		7,986

For the quarter ended June 30, 2021, revenue decreased $21,394, or 25%, compared to the prior year quarter. The prior year results include revenue from the SEG business of $7,931. Excluding the divestiture of SEG from prior year results, revenue decreased $13,463, or 18%. The decrease was driven by reduced volume due to the timing of deliveries on Communications and Radar systems, partially offset by volume increases on Naval & Cyber Systems.

For the quarter ended June 30, 2021, Adjusted EBITDA of $4,140 remained consistent with the prior year comparable period. Excluding the divestiture of SEG from the prior year results, Adjusted EBITDA increased 9% primarily due to reduced operating expenses, including the benefit from the first quarter reduction in force, and improved Naval & Cyber Systems program performance, partially offset by cost growth for Radar systems.

For the nine months ended June 30, 2021, revenue decreased $41,066, or 18%, compared to the prior year period. The current and prior year results include revenue from the SEG business of $6,713 and $21,939, respectively. Excluding the divestiture of SEG from current and prior year results, revenue decreased $25,840, or 12%. The decline in revenue was driven by reduced volume related to the timing of work performed and deliveries on Communications, Surveillance and Radar programs, partially offset by increased Naval & Cyber Systems volume.

For the nine months ended June 30, 2021, Adjusted EBITDA decreased $900, or 7%, compared to the prior year comparable period. Excluding the divestiture of SEG from current and prior year results, Adjusted EBITDA decreased 6% primarily driven by the reduced revenue noted above and cost growth on Radar systems, partially offset by improved Naval & Cyber Systems program performance and reduced operating expenses, including the benefit from the first quarter reduction in force.

For the quarter and nine months ended June 30, 2021, segment depreciation and amortization decreased $165 and $75, respectively, compared to the prior year comparable periods, related to the sale of SEG.

On December 18, 2020, DE completed the sale of its SEG business. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

During the nine months ended June 30, 2021, DE was awarded several new contracts and received incremental funding on existing contracts approximating $189,000 (excludes $5,500 of SEG awards). Contract backlog was $375,039 at June 30, 2021 compared to $341,003 at June 30, 2020 (excludes $9,440 of SEG related backlog) with 66% expected to be fulfilled in the next 12 months. Backlog was approximately $370,000 at September 30, 2020 (excludes approximately $10,000 of SEG related backlog). Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Restructuring Charges and Divestiture
In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of $2,180, recorded in the first quarter, during the nine months ended June 30, 2021. These actions reduced headcount by approximately 90 people.

In addition, in the first quarter ended December 31, 2020, charges of $5,601 were recorded primarily related to exiting our older weather radar product lines.

DE recorded a pre-tax gain of $5,291 ($5,251, net of tax) during the nine months ended June 30, 2021 related to the divestiture of SEG.

Unallocated

For the quarter ended June 30, 2021, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $10,924 compared to $11,080 in the prior year quarter; for the nine months ended June 30, 2021, unallocated amounts totaled $34,873 compared to $34,969 in the prior year period. The decrease in both the current quarter and nine month periods, compared to their respective comparable prior year periods, primarily relates to decreases in travel and administrative office costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $287 for the quarter ended June 30, 2021 compared to the comparable prior year quarter, primarily due to depreciation and amortization on new assets placed in service. Segment depreciation and amortization for the nine months ended June 30, 2021 remained consistent with the comparable prior year period.

Other Income (Expense)

For the quarters ended June 30, 2021 and 2020, Other income (expense) of $386 and $806, respectively, includes $77 and $72, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $226 and $392, respectively, as well as $249 and $499, respectively, of net investment income (loss).

For the nine months ended June 30, 2021 and 2020, Other income (expense) of $1,192 and 2,199 includes $(302) and $441, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $680 and $1,170, respectively, as well as $877 and $216, respectively, of net investment income (loss). Additionally, in the prior year period, Other income (expense) also includes a one-time technology recognition award for $700.

Provision for income taxes
During the quarter ended June 30, 2021, the Company recognized a tax provision of $12,366 on income before taxes of $29,073, compared to a tax provision of $12,649 on income before taxes of $34,480 in the comparable prior year quarter. The current year quarter results included restructuring charges of $4,082 ($3,129, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $2,979, primarily due to the impact of UK tax rate changes on deferred liabilities. The prior year quarter results included restructuring charges of $1,633 ($1,224, net of tax), loss from debt extinguishment of

$1,235 ($969, net of tax) and discrete tax and certain other tax provisions, net, that affect comparability of $1,828. Excluding these items, the effective tax rates for the quarters ended June 30, 2021 and 2020 were 31.2% and 30.8%, respectively.
During the nine months ended June 30, 2021, the Company recognized a tax provision of $32,783 on Income before taxes of $96,102, compared to a tax provision of $21,022 on income before taxes of $54,360 in the comparable prior year period. The nine month period ended June 30, 2021 included restructuring charges of $22,444 ($17,080, net of tax), gain on sale of the SEG business of $5,291 ($5,251, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $2,864 primarily due to the impact of UK tax rate changes on deferred liabilities. The nine month period ended June 30, 2020 included restructuring charges of $11,171 ($8,377, net of tax), acquisition costs of $2,960 ($2,321, net of tax), loss from debt extinguishment of $7,925 ($6,214, net of tax) and discrete tax and certain other tax provisions, net, that affect comparability of $1,248. Excluding these items, the effective tax rates for the nine months ended June 30, 2021 and 2020 were 31.1% and 32.6%, respectively.
Stock based compensation
For the quarters ended June 30, 2021 and 2020, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $5,591 and $4,507, respectively. For the nine months ended June 30, 2021 and 2020, stock based compensation expense totaled $15,092 and $12,809, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2021, total other comprehensive income, net of taxes, of $2,739 included a gain of $1,160 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Canadian Dollar, partially offset by the weakening of the Australian Dollar, all in comparison to the US Dollar; a $1,245 benefit from pension amortization; and a $351 gain on cash flow hedges.

For the nine months ended June 30, 2021, total other comprehensive income, net of taxes, of $20,655 included a gain of $15,022 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, Canadian and Australian Dollars, all in comparison to the US Dollar; a $4,196 benefit from pension amortization of actuarial losses; and a $1,454 gain on cash flow hedges.

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

For the nine months ended June 30, 2020, total other comprehensive income, net of taxes, of $709, included a loss of $493 from foreign currency translation adjustments primarily due to the weakening of the Canadian Dollar, partially offset by the strengthening of the Euro, British Pound and Australian Dollar currencies, all in comparison to the US Dollar, a $2,480 benefit from pension amortization of actuarial losses and a $1,278 loss on cash flow hedges.

Discontinued operations

At June 30, 2021, Griffon's assets and liabilities are primarily for the Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty reserves and environmental reserves. See Note 16, Discontinued Operations.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Nine months ended June 30,
	2021	2020
Net Cash Flows Provided by (Used In):
Operating activities	$42,019	$55,944
Investing activities	(26,300)	(45,073)
Financing activities	(14,327)	(9,305)

Cash provided by operating activities for the nine months ended June 30, 2021 was $42,019 compared to $55,944 in the comparable prior year period. Cash provided by income from operations, adjusted for non-cash expenditures, was partially offset by a net increase in working capital primarily related to a net increase in inventory.

During the nine months ended June 30, 2021, Griffon's use of cash from investing activities was $26,300 compared to $45,073 in the prior year comparable period. On December 18, 2020, DE completed the sale of its SEG business and received net proceeds from the sale of $14,345. Payments for acquired businesses totaled $2,242 compared to $10,531 in the prior year comparable period. On December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. On November 29, 2019, AMES acquired 100% of the outstanding stock of Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. We had an increase in investments of $4,658. Capital expenditures, net of proceeds from the sale of assets, for the nine months ended June 30, 2021 totaled $33,773, a decrease of $639 from the prior year period.

During the nine months ended June 30, 2021, cash used by financing activities from operations totaled $14,327 compared to $9,305 in the prior year comparable period. Cash used in financing activities in the current period consisted primarily of the payment of dividends and purchase of treasury shares to satisfy vesting of restricted stock, partially offset by net borrowings of long-term debt.

During the nine months ended June 30, 2021, 133,027 shares, with a market value of $2,774, or $20.85 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2021, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2020, the Company declared and paid regular cash dividends totaling $0.30 per share, or $0.075 per share each quarter. During the nine months ended June 30, 2021, the Board of Directors approved and paid three quarterly cash dividend of $0.08 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On July 29, 2021, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on September 16, 2021 to shareholders of record as of the close of business on August 19, 2021.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of June 30, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the nine months ended June 30, 2021 under these share repurchase programs.

During the nine months ended June 30, 2021, COVID-19 has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and sources of liquidity will be sufficient to meet our cash requirements.

Payments related to DE revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance-based payments. With respect to CPP and HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2021:

•The United States Government and its agencies, through either prime or subcontractor relationships, represented 7% of Griffon’s consolidated revenue and 67% of DE revenue.
•The Home Depot represented 17% of Griffon’s consolidated revenue, 25% of CPP's revenue and 11% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
	2021	2020
Cash and equivalents	$220,697	$218,089
Notes payables and current portion of long-term debt	13,024	9,922
Long-term debt, net of current maturities	1,042,612	1,037,042
Debt discount/premium and issuance costs	15,485	17,458
Total debt	1,071,121	1,064,422
Debt, net of cash and equivalents	$850,424	$846,333

On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020 (collectively, the “Senior Notes”). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% 2022 senior notes. As of June 30, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the Senior Notes approximated $1,061,250 on June 30, 2021 based upon quoted market prices (level 1 inputs).

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

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2021, there were $20,775 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $17,007; and $362,218 was available, subject to certain loan covenants, for borrowing at that date.

Two of Griffon's subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2021, $15,254 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($12,126 as of June 30, 2021) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.40% LIBOR USD and 1.48% Bankers Acceptance Rate CDN as of June 30, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2021, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($12,126 as of June 30, 2021) available.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at June 30, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of June 30, 2021, the term loan had an outstanding balance of AUD 12,125 ($9,131 as of June 30, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.98% and 1.41%, respectively, at June 30, 2021). At June 30, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.8%, (1.86% at June 30, 2021). The revolving facility accrues interest at the Bank of England Base Rate plus 1.8% (1.90% as of June 30, 2021) and was renewed in June 2021. The revolving credit facility matures in April 2022, but it is renewable upon mutual agreement with the lender. As of June 30, 2021, the revolver had an outstanding balance of GBP $2,073 ($2,871 as of June 30, 2021) while the term and mortgage loan balances amounted to GBP 13,771 ($19,073 as of June 30, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

On March 13, 2019, Griffon's Employee Stock Ownership Plan entered into an agreement that refinanced a term loan with a bank with an internal loan from Griffon. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $620, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2021 was $27,988.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.9x at June 30, 2021.

During the nine months ended June 30, 2021, cash provided by discontinued operations from operating activities of $1,080 primarily related to insurance proceeds received, partially offset by the settling of certain liabilities and environmental costs associated with the Installations Services.

During the nine months ended June 30, 2020, Griffon used cash for discontinued operations from operating activities of $2,481 primarily related to the settling of certain liabilities and environmental costs associated with the Plastics business and Installations Services.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay AMES Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2021 and September 30, 2020 and for the three and nine months ended June 30, 2021 and for the year ended September 30, 2020. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,473,169	$—	$1,938,972
Gross profit	$—	$372,389	$—	$488,048
Income (loss) from operations	$(15,953)	$102,339	$(24,876)	$130,147
Equity in earnings of Guarantor subsidiaries	$57,490	$—	$58,455	$—
Net income (loss)	$(29,487)	$38,021	$(48,546)	$58,455

Summarized Balance Sheet Information

	For the Nine Months Ended		For the Year Ended
	June 30, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$124,800	$871,491	$140,003	$776,069
Non-current assets	17,805	1,075,871	23,069	1,046,225
Total assets	$142,605	$1,947,362	$163,072	$1,822,294

Current liabilities	$51,125	$332,094	$39,130	$296,293
Long-term debt	1,005,450	14,735	995,636	15,992
Other liabilities	36,339	183,331	38,024	195,792
Total liabilities	$1,092,914	$530,160	$1,072,790	$508,077

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2021	—	$—	—
May 1 - 31, 2021	—	—	—
June 1 - 30, 2021	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2021, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs.

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

Date: July 29, 2021