Form 10-K
period 2021-09-30
GRIFFON CORP
filed 2021-11-17
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2021, the registrant’s most recently completed second quarter, was approximately $1,389,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2021 was $27.17. The number of the registrant’s outstanding shares was 56,613,011 as of October 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; our strategy, future operations, prospects and the plans of our businesses, including the exploration of strategic alternatives for Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and U.S. dollars and non-U.S. currencies are in thousands, except per share data)

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

Over the past four years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. We expanded the scope of The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay") through the acquisitions of ClosetMaid, LLC ("ClosetMaid") and CornellCookson, Inc. ("CornellCookson"), respectively. CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools.

On September 27, 2021, we announced we are exploring strategic alternatives, including a sale, for our Defense Electronics ("DE") segment, which consists of our Telephonics Corporation subsidiary. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

Update of COVID-19 on Our Business

The health and safety of our employees, our customers and their families is a high priority for Griffon.  As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted by these disruptions. Our supply chain has experienced certain disruptions which, together with other factors such as a shortage of labor, has resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. Commodity prices have increased during COVID-19 and may continue to increase, and we may not be able to pass off all or any of such price increases to our customers on a timely basis, or at all. It is difficult to predict whether the supply chain disruptions that impact us will improve, worsen or remain the same in the near term. Our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the

COVID-19 pandemic; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.

During fiscal 2021 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with pre-pandemic levels. U.S. executive orders issued in 2020 which required all workers to remain at home unless their work is critical, essential, or life-sustaining, have been lifted. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 2) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

On September 9, 2021, President Biden announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the emergency temporary standard, and on November 12, 2021 the Court upheld its stay and barred OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. At this time, it is unclear, among other things, when the vaccine mandate will go into effect (or if it will go into effect at all); whether it will apply to all employees or only to employees who work in the office; and how compliance will be documented.
As a company with more than 100 employees, it is anticipated that, should the vaccine mandate go into effect, we would be subject to the OSHA regulation concerning COVID-19 vaccination and the vaccine mandate. Should the mandate apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in employee attrition, which could materially and adversely affect our business and results of operations.
Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its revolving credit facility ("Credit Agreement") by $50,000, to $400,000 (of which $370,927 was available at September 30, 2021), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). During 2020, Griffon refinanced its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028. In August 2020, we completed a public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"); a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At September 30, 2021 Griffon had cash and equivalents of $248,653.

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

Business Highlights

As noted above, Griffon is exploring strategic alternatives, including a sale, for its Defense Electronics business. Griffon believes these alternatives will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

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

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022.

In January 2020, Griffon amended its credit agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility (the "Credit Agreement").

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China.

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

In March 2018, we announced the combination of the ClosetMaid operations with those of AMES. ClosetMaid generated over $300,000 in revenue in the first twelve months after the acquisition, and the integration with AMES improved operational efficiencies by leveraging the complementary products, customers, warehousing and distribution, manufacturing, and sourcing capabilities of the two businesses.

In February 2018, we closed on the sale of our Clopay Plastics Products ("Plastics") business to Berry Global, Inc. ("Berry") for approximately $465,000, net of certain post-closing adjustments, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and improved Griffon's cash flow given the historically higher capital needs of the Plastics operations as compared to Griffon’s remaining businesses.

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

We believe these actions have established a solid foundation for growth in sales, profit, and cash generation and bolster Griffon’s platforms for opportunistic strategic acquisitions.

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

On December 18, 2020, Defense Electronics completed the sale of its Systems Engineering Group, Inc. (“SEG”) business for $15,000. SEG provides sophisticated, highly technical engineering and analytical support to the U.S. Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading U.K. supplier of innovative garden pottery and associated products sold to leading U.K. and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the U.K. market and increases its in-country operational footprint. Apta contributed approximately $20,000 in revenue in the first twelve months after the acquisition.

On February 13, 2018, AMES acquired Kelkay, a leading U.K. manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the U.K. and Ireland. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint.

In November 2017, Griffon acquired Harper Brush Works, a leading U.S. manufacturer of cleaning products for professional, home, and industrial use, from Horizon Global (NYSE:HZN). This acquisition expanded the AMES line of long-handle tools in North America to include brooms, brushes, and other cleaning products.

During fiscal 2017, Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017. The acquisition of La Hacienda, together with the February 2018 acquisition of Kelkay and November 2020 acquisition of Apta, provides AMES with additional brands and a platform for growth in the U.K. market and access to leading garden centers, retailers, and grocers in the UK and Ireland. In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in December 2016, and in September 2017 Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. The Hills, Tuscan Path and December, 2020 Quatro acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ portfolio of brands and its market position in Australia and New Zealand.

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

Reportable Segments:

Griffon now conducts its operations through two reportable segments:

•Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

Defense Electronics, classified as a discontinued operation, conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

Reportable Segments:

CONSUMER AND PROFESSIONAL PRODUCTS

The CPP segment consists of AMES. Founded in Massachusetts in 1774, AMES has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is the leading manufacturer of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the U.K., and Ireland. AMES is also the leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States through its ClosetMaid product line.

Since being acquired by Griffon in 2010, AMES has benefited from strategic acquisitions that have expanded its product portfolio and geographic presence. The ClosetMaid, Southern Patio, and Harper Brush Works acquisitions added to AMES' product categories in North America to include storage and organization, decorative landscaping, and cleaning products. The acquisitions of Northcote, Cyclone, Hills, Nylex Tuscan Path and Quatro in Australia established AMES as a leading supplier of tools and landscaping categories in the Australian market. As a result of the acquisitions of Kelkay, La Hacienda and Apta, the U.K. and Ireland have become key markets for AMES products.

AMES has approximately 3,800 employees worldwide.

Brands

AMES' brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools, outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Dynamic Design®™, Apta® and Quatro Design®. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. AMES' home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand.

This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. These strategies focus on enhancement of brand value, with the goal of de-commoditizing AMES products through identity and functionality elements that makes each top brand unique, attractive and visually recognizable by the consumer. In addition to the brands listed, AMES also sells private label branded products, further differentiating AMES in its customer offerings.

Products

AMES manufactures and markets a broad portfolio of long-handled tools, landscaping products, and home organization products. This portfolio contains many iconic brands and is anchored by five core product categories: seasonal outdoor tools, project tools, outdoor décor and watering, home organization, and cleaning products. As a result of brand portfolio recognition, outstanding product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its five core product categories. The following is a brief description of AMES' primary product lines:

•Seasonal Outdoor Tools

•Long-Handled Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® Jackson® and Darby™.

•Wheelbarrows:  AMES designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the AMES®, True Temper®, Jackson® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size, material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•Snow Tools:  A complete line of snow tools is marketed under the True Temper®, Garant® and Union Tools® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

•Pruning: The pruning line is made up of pruners, loppers, shears, and other tools sold primarily under the True Temper®, Cyclone® and Garant® brand names.

•Project Tools

•Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers, pry bars and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Cyclone®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

•Hand Tools:  Hammers, screwdrivers, pliers, adjustable wrenches, handsaws, tape measures, levels, clamps, and other traditional hand tools make up this product line. These products are marketed under the Trojan®, Cyclone® and Supercraft® brand names. In addition, gardening hand tools, such as trowels, cultivators, weeders and other specialty garden hand tools, are marketed under the AMES® brand name.

•Outdoor Décor and Watering

•Planters and Lawn Accessories:  AMES is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™, Tuscan Path, La Hacienda®, Hills®, Kelkay®, Quatro Design® and Dynamic Design®™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials.

•Garden Hose and Storage:  AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex®, and Hills® brand names.

•Home Organization: AMES designs, manufactures and sells a comprehensive portfolio of wire and wood shelving, containers, storage cabinets and other closet and home organization accessories primarily under the highly-recognized ClosetMaid® brand name and other private label brands. Wire products include wire shelving and hardware, wire accessories and kitchen storage products. Wire product brands include Maximum Load®, SuperSlide® and ShelfTrack®. Wood solutions include closet systems, cube storage, storage furniture and cabinets. Selected wood product brands include MasterSuite®, Suite Symphony®™, ExpressShelf®, Style+®, and SpaceCreations®.

•Cleaning Products: AMES offers a complete line of cleaning products for professional, home, and industrial use, including brooms, brushes, squeegees and other cleaning products, primarily under the Harper® brand.

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

Sales and Marketing

AMES' sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the two largest customers’ headquarters, supported by a shared in-house sales analyst. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, the United Kingdom and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer. AMES also is making investments in automation, facilities expansion and fulfillment operations to support e-commerce growth.

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

Competition

The long-handled tools and landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation in the hand tool and pruning tool market and Truper Herramientas S.A. de C.V. in the long-handled and garden tool space, compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and more recently in the long-handled plastic snow shovel category. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long-handled tools, wheelbarrows, planters, striking tools and pruning tools.

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

AMES differentiates itself and provides the best value to customers through its successful history of innovation, dependable supply chain and high on-time delivery rates, quality, product performance, and highly recognized product brands. AMES' size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment, service and its ability to react to sudden changes in demand from seasonal weather patterns, especially during harsh winter months, are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers or to efficiently and effectively compete in highly seasonal, weather related product categories.

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

AMES has two principal distribution facilities in the United States, a 1.4 million square foot facility in Carlisle, Pennsylvania and a 774,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities from AMES' manufacturing sites by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida and Pharr, Texas, and internationally in Canada, Australia, the United Kingdom and Ireland.

HOME AND BUILDING PRODUCTS

The HBP segment consists of Clopay. Founded in 1964 and acquired by Griffon in 1986, Clopay has grown organically and through acquisitions to become the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Clopay also manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of Clopay's sales come from home remodeling and renovation projects, with the balance from commercial construction and new residential housing construction. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. Sales into the commercial market are driven by the aging of nonresidential buildings, including warehouses, institutional and industrial facilities, increased business activity, changes to building codes, security of facilities and trends of improving function and performance.

Clopay has approximately 2,900 employees.

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

Clopay customers utilize a proprietary residential door web application, the MyDoor® mobile enabled app, that guides consumers through an easy to use visualization and pricing program, allowing them to select the optimal door for their home. For Clopay's commercial products, Clopay's Commercial Door Quoter (CDQ®™) and CornellCookson's WebGen™ systems are available to assist our professional dealers streamline their quoting and submittal process for greater productivity and back office efficiency improvement.

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
On January 31, 2019, Clopay announced a $14,000 investment in facilities infrastructure and equipment at its rolling steel manufacturing location in Mountain Top, Pennsylvania.  This project included a 95,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state-of-the-art manufacturing equipment.  Through this expansion, the Mountain Top location improved its manufacturing efficiency and shipping operations, as well as increased manufacturing capacity to support full-rate production of new and core products. The project was completed at the end of calendar 2019.
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

Discontinued Operation:

DEFENSE ELECTRONICS

On September 27, 2021, Griffon announced it is exploring strategic alternatives for its Defense Electronics segment, which consists of Telephonics Corporation ("Telephonics"). As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

Telephonics, founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2021, approximately 69% of the DE sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 26% to international customers and 5% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently has approximately 700 employees.

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

On December 18, 2020, Defense Electronics completed the sale of its SEG business for $15,000. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $31,000 for the fiscal year ended September 30, 2020. DE recorded a pre-tax gain of $5,291 ($5,443, including a net tax benefit of $152) related to the divestiture of SEG.

Telephonics is organized into four primary business lines: Radar Systems, Surveillance, Communications and Telephonics Large Scale Integration (TLSI).

•Radar: Telephonics provides a wide range of high-performing, lightweight and cost-effective maritime surveillance and weather avoidance radar systems for fixed- and rotary-wing aircraft, Unmanned Aerial Vehicles (UAVs) and shipboard platforms to the U.S. Government and numerous international defense agencies. Telephonics is also the sole provider of the US Navy’s AN/APS-153 multi-mode radar and the communications suite within the MH-60R/S multi-mission helicopters. Our maritime surveillance radars offer advanced features such as Ground Moving Target Indicator (GMTI), Synthetic Aperture Radar (SAR), Inverse Synthetic Aperture Radar (ISAR), Automatic Identification System (AIS) and weather avoidance. Telephonics is developing the next generation multi-mode maritime and over-land surveillance Active Electronically Scanned Array (AESA) radar known as MOSAIC.

•Surveillance: Telephonics is a global leader in Identification Friend or Foe (IFF), Monopulse Secondary Surveillance Radars (MSSR) and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to effectively identify aircraft and vehicles as friendly. Telephonics provides both equipment and supporting services required to safely and reliably control flight operations. These systems are used by the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Federal Aviation Administration ("FAA"), NATO and numerous international defense agencies including those of Japan and South Korea. They have been fielded globally in a wide range of ground, air and sea-based applications.

•Communications: Telephonics' advanced wired and wireless communication systems provide the digital backbone for defense and civil platforms worldwide, including fixed- and rotary-wing aircraft, lighter-than-air aircraft and ground control shelters. These systems are designed to meet stringent customer requirements to support adaptability to special missions and communications protocol requirements. Telephonics' vehicle-based intercommunications systems deliver traditional intercom system capabilities while incorporating software-defined features, including an open architecture for integration into vehicle C4 (command, control, communications and computing) systems, networked communications gateways and combat vehicles. Commercial audio products and headsets are utilized worldwide in a wide range of military and civilian applications, including audiometric testing and onboard flight entertainment. Telephonics communications systems are fielded within the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines and numerous international defense agencies. These systems are also sold to aerospace manufacturers, commercial airlines and audiometric original equipment manufacturers.

•Telephonics Large Scale Integration (TLSI): TLSI has designed nearly 400 mixed-signal custom Application Specific Integrated Circuits (ASICs) for customers in the automotive, industrial, defense/avionics and smart energy markets. TLSI works with its customers' technical teams, taking complete responsibility for the ASIC development process, from the initial ASIC specification definition through qualification and volume production, to meet the most stringent customer program requirements. Over 10 million ASICs are shipped every year.

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

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin Corporation ("Lockheed Martin", which includes Sikorsky Aircraft), The Boeing Company ("Boeing"), Northrop Grumman Corporation ("Northrop Grumman"), Airbus Military, Airbus Helicopters, Leonardo (AgustaWestland) Helicopters, and SAAB (with the average length of the relationship with these customers being greater than 20 years), and is a prime contractor to the U.S. Department of Defense and FAA. The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required. Key products include maritime radars, identification friend or foe systems, mobile surveillance and communication systems. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and to play a larger role in defense systems development and procurement for the foreseeable future.

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

Backlog

The funded contract backlog for Telephonics was approximately $352,200 at September 30, 2021 with 62% expected to be fulfilled in the next 12 months; backlog was $370,000 at September 30, 2020 (excludes approximately $10,000 of SEG related backlog).

Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or U.S. Congress, in the case of U.S. Government agencies. Backlog generally increases with bookings and converts into revenue as we incur costs related to contractual commitments or the shipment of product. The decrease in backlog was primarily attributed to the timing of various international and domestic contract awards with radar, surveillance and communications that were not received by the end of the reporting period. Timing of Domestic awards were impacted by COVID driving significant remote work and inefficiency. Given the nature of our business and a larger dependency on international customers, our bookings, and therefore our backlog, is impacted by the longer maturation cycles resulting in delays in the timing and amounts of such awards, which are subject to numerous factors, including fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of governmental approvals.

Customers

The U.S. Government, through prime contractors like Lockheed Martin, Northrop Grumman, and Boeing, is a significant customer of Telephonics. The loss of the U.S. Government or any of its prime contractors as a customer could have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin, Northrop Grumman and Boeing, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Intellectual Property

In the government and defense business, formal intellectual property rights are of limited value. Therefore, the Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Regulation

Telephonics, which sells directly and indirectly to the U.S. Government, is subject to certain regulations, laws and standards set by the U.S. Government. Additionally, Telephonics is subject to routine audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, the Defense Counterintelligence and Security Agency, with respect to its classified contracts, and other Inspectors General. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including those relating to facility and personnel security clearances. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems.

Seasonality

Telephonics revenue is generally driven by the delivery requirements of its customers; accordingly, Telephonics will often have increased revenue in the latter half of the year due to the U.S. government's annual budget cycle.

Griffon Corporation

Employees

As of September 30, 2021, Griffon and its subsidiaries employ approximately 6,700 employees, excluding approximately 700 employees related to Telephonics discontinued operation, located primarily throughout the U.S., Canada, the United Kingdom, Australia, Mexico and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business may increase the number of employees or fluctuations in the level of Griffon's business activity, which could in turn require staffing level adjustments in response to actual or anticipated customer demand.

Approximately 300 of these employees, excluding approximately 60 employees employed by Telephonics, are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union.  Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

The COVID-19 pandemic presented unprecedented challenges in many parts of our businesses and operations, including with respect to our most valuable asset - our people. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Employees that could work from home were strongly encouraged (and in some cases, required) to do so in order to minimize the number of employees in our facilities. For onsite employees, we implemented protocols for social distancing, sanitation and mask-wearing.  We developed systems and purchased new equipment to facilitate the efficient sanitation and disinfection of all work areas. We reconfigured work processes to allow additional spacing between associates whenever possible; eliminated seating in common areas of many buildings to allow for appropriate distancing; staggered shifts and start, stop and break times; and at many facilities we began monitoring temperatures of all employees entering the facility.  We also restricted visitors and pre-screened all contractors who required access to our facilities. We implemented appreciation award programs for many of our U.S. employees who continued to work onsite during the pandemic. We have continuously reviewed, upgraded and improved these procedures and policies as circumstances have required. Throughout the pandemic nearly all our facilities around the globe have remained open and we have made every effort to meet our customers’ demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2021, Home Depot represented 19% of Griffon’s consolidated revenue, 26% of CPP's revenue and 10% of HBP's revenue.

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

Seasonality

Griffon’s revenue and income are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the AMES and Clopay businesses. In 2021, 53% of AMES' sales occurred during the second and third quarters compared to 53% and 56% in 2020 and 2019, respectively. In 2021 and 2020, as a result of the COVID-19 pandemic, sales orders shifted somewhat into the third and fourth quarters resulting in revenue increasing in these two quarters to 55% in each of 2021 and 2020 sales. Clopay’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter.

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

Griffon’s non-U.S. businesses are primarily in Canada, Australia, the U.K., Mexico and China.

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2021.
Trademarks are of significant importance to Griffon’s AMES and Clopay businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, Clopay has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell®, Cookson®, and CornellCookson® commercial door brands. Principal global and regional trademarks used by AMES for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Apta®, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within AMES include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. The AMES and Clopay businesses have approximately 1,305 registered trademarks and approximately 251 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are also important to the AMES and Clopay businesses. Clopay holds approximately 40 issued patents and 29 pending patent applications in the U.S., as well as approximately 16 and 29 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. AMES protects its designs and product innovation through the use of patents, and currently has approximately 304 issued patents and approximately 54 pending patent applications in the U.S., as well as approximately 281 and 60 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
Environmental, Social and Governance
Griffon and its operating companies have taken into account environmental, social and governance (ESG) considerations in the management of our businesses for years. This year, Griffon formalized its ESG commitment by subscribing to the United Nations Global Compact (UNGC) and reinforcing its commitment to protecting the environment and our workers, and to ethical and transparent behavior in our business relationships. The Griffon ESG policy can be found on the Griffon website at www.griffon.com. The ESG section of our website also provides details on some of the Company’s efforts and commitments in the environmental, social and governance areas as well as a statement from Ronald J. Kramer, our Chief Executive Officer, reinforcing management’s strong support for our ESG efforts.
As part of its commitment to the Sustainable Development Goals contained in the UNGC, Griffon will periodically communicate the status of its ESG goals, starting with the publication of its inaugural FY21 ESG Report. The fiscal 2021 ESG Report will discuss community involvement, charitable giving, employee safety, employee education and welfare, energy consumption, water consumption, waste generated, recycled raw materials, and packaging initiatives. During fiscal 2021, Griffon began gathering ESG metrics in each of these areas. The fiscal 2021 ESG Report will be benchmarked against the UNGC Sustainable Development Goals and the Sustainability Accounting Standards Board Standards applicable to Griffon’s businesses. We are preparing to set ESG goals based on the metrics gathered in fiscal 2021 and will begin announcing these goals in fiscal 2022.

Griffon has assessed the environmental risk from its operations and has focused its efforts to date on areas with the potential to have the greatest environmental impact. Where available, we use recycled materials to construct our products, and we continuously improve our packaging to reduce both volume and environmental impact. For example, bags used for AMES’ Kelkay aggregate products in the UK are made from plant-based materials, and not from petroleum. Seventy percent of the steel used in Clopay garage doors is recycled steel. AMES is a member of the Appalachian Hardwood Manufacturers Association, which provides sustainable hardwoods for AMES tools, and is committed to purchasing hardwoods through the Sustainable Forestry Initiative.

Griffon has made a focused effort to reduce carbon emissions by reducing electricity and natural gas usage at its operating facilities. Our Clopay business also helps its customers reduce their own carbon footprints by providing garage doors that meet LEED (Leadership in Energy and Environmental Design) building construction standards. While Griffon’s facilities are not large consumers of water, we routinely examine options to reduce water usage or reuse water at our facilities. AMES used recycled AMES and ClosetMaid tools and scrap materials in the construction of the new AMES and ClosetMaid headquarters facility in the Orlando, Florida area. Over the years, Griffon operating companies have reduced the use of solvents and other chemicals and now rarely generate hazardous waste of any kind.

Our operating companies are involved in the local communities in which they operate, where we have chosen to expand United States based production facilities rather than outsource production. We are involved in more than 100 charitable and community organizations, including well known national concerns such as Habitat for Humanity, Boys and Girls Clubs, the Home Depot Foundation (Diamond Sponsor) and the American Cancer Society, as well as local groups such as garden clubs. For example, employees at our Telephonics subsidiary established and maintained a produce garden, donating all of the food grown to local food pantries. Employees at our Clopay subsidiary built a new home for Habitat for Humanity, and our AMES subsidiary contributed tools and products to that effort. Our communities know that they can count on us in a crisis.

The COVID-19 pandemic presented unprecedented challenges in many parts of our businesses and operations, including with respect to our most valuable asset - our people. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide high quality products to our customers on a timely basis. Employees that could work from home were strongly encouraged (and in some cases, required) to do so in order to minimize the number of employees in our facilities. For onsite employees, we implemented protocols for social distancing, sanitation and mask-wearing. We developed systems and purchased new equipment to facilitate the efficient sanitation and disinfection of all work areas. We reconfigured work processes to allow additional spacing between associates whenever possible; eliminated seating in common areas of many buildings to allow for appropriate distancing; staggered shifts and start, stop and break times; and at many facilities we began monitoring temperatures of all employees entering the facility. We also restricted visitors and pre-screened all contractors who required access to our facilities. We implemented appreciation award programs for many of our U.S. employees who continued to work onsite during the pandemic. We have continuously reviewed, upgraded and improved these procedures and policies as circumstances have required. Throughout the pandemic nearly all our facilities around the globe have remained open and we have made every effort to meet our customers’ demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees.

Over the last three years, we have invested millions of dollars in capital improvements relating to energy consumption and to employee safety and health. These improvements include lighting energy efficiency projects saving in excess of 1.5 million kilowatt-hours, major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs through use of robotics. Griffon has also invested significant time and capital reducing ergonomic injuries through better work positioning and lifting improvements. We have seen significant reductions in both the number and severity of employee injuries in recent years. Griffon has also invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias. We view our employees as more than just workers. Through our Employee Stock Ownership Plan, our U.S. employees own approximately nine percent of Griffon stock. Our businesses engage in a variety of outreach programs in the various communities in which we operate to recruit new employees at all levels. These programs involve high schools and vocational schools, as well as colleges and universities, and often include internships as a means for potential new employees to experience what it is like to be part of our team. We also have a variety of onboarding programs, onsite job training programs, leadership development programs, and tuition reimbursement and education assistance policies to further the development and advancement of our employees.

In all of our geographies, we use on-site inspections and specific contractual terms to manage our supply chains to ensure compliance with environmental and social laws and regulations, as well as our policies in these areas, including with respect to human rights, child labor, slave labor and unsafe working conditions. Telephonics requires that its subcontractors and suppliers periodically certify adherence to various Telephonics’ policies, such as those relating to human trafficking, corporate ethics and the prohibition of gratuities. All significant AMES suppliers worldwide must periodically submit to a Factory Compliance and Capacity Assessment, which evaluates not only quality control and vendor capabilities, but assesses to what extent each supplier emphasizes environmental, labor and social considerations in the operation of its business. These activities have continued despite the travel difficulties caused by COVID. In China, where AMES both operates a manufacturing facility and sources materials and products from third parties, AMES has dedicated compliance personnel who report directly into AMES’ Vice President and General Counsel.

Honesty, transparency, and ethical practices have been ordinary course at Griffon for decades, and we continue to review and upgrade our programs in these areas. Our Code of Business Ethics and Conduct ("Code"), to which every employee certifies annually, requires that each and every employee conduct business to the highest ethical standards. Any acts of bribery are strictly prohibited, as is human trafficking and activities supporting human trafficking, such as the use of conflicts minerals. The Code prohibits all business courtesies except for those with an insignificant value, and even then, only under limited circumstances. Our Corporate Governance Guidelines are published on our website. While the guidelines require that a majority of directors be independent, currently all of our directors are independent except our CEO and our President (constituting over 85% of our directors). Griffon has appointed a lead independent director and has four principal board committees - Audit, Compensation, Nominating and Corporate Governance, and Finance - each of which has its responsibilities set forth in a charter available on the Griffon website.

We expect each of our employees around the world to work hard to deliver outstanding products to our customers and to deliver value to our shareholders. And, while doing so, we expect them to respect and adhere to our environmental, social and governance commitments and policies, and to make our company a place at which all employees are proud to come to work every day.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	63	Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Business Development Corporation of America and Franklin BSP Capital Corporation.

Robert F. Mehmel	59	Director since May 2018, President and Chief Operating Officer since December 2012. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (Formerly NYSE:DRS) ("DRS"), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Brian G. Harris	52	Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:JW.A) and Arthur Andersen, LLP.

Seth L. Kaplan	52	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
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
The future impact of the COVID-19 outbreak, or any other future pandemic, and the spread of the pathogen on a global basis could adversely affect our businesses in a number of respects, although the extent, nature and timing of such impact cannot be predicted as of the date of this filing. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions from time-to-time relating to the operation of almost all types of businesses. Within the U.S., the standards vary from state to state, but typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standard in all U.S states. We also believe that our businesses meet the applicable standards to remain open in Canada, the U.K., Ireland and Australia. As of the date of this filing, all of our manufacturing and distribution facilities in the U.S., Canada, the U.K., Ireland, Australia and China are operating, although some of them are operating at reduced capacity as a result of our implementation of procedures designed to prevent the spread of the virus, such as social distancing and staggered shifts. However, government actions taken based on the changing nature of the outbreak in the U.S. or in other countries in which we do business, as well as the changing of standards regarding what type of facilities are permitted to remain open and evolving interpretations of existing standards, could result in additional closures of Griffon facilities.
Our supply chain has experienced certain disruptions which, together with other factors such as a shortage of labor, has resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. Commodity prices have increased during COVID-19 and may continue to increase, and we may not be able to pass off all or any of such price increases to our customers on a timely basis, or at all. It is difficult to predict whether the supply chain disruptions that impact us will improve, worsen or remain the same in the near term. Our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.
On September 9, 2021, President Biden announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the emergency temporary standard, and on November 12, 2021 the Court upheld its stay and barred OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. At this time, it is unclear, among other things, when the vaccine mandate will go into effect (or if it will go into effect at all); whether it will apply to all employees or only to employees who work in the office; and how compliance will be documented.
As a company with more than 100 employees, it is anticipated that, should the vaccine mandate go into effect, we would be subject to the OSHA regulation concerning COVID-19 vaccination and the vaccine mandate. Should the mandate apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in employee attrition, which could materially and adversely affect our business and results of operations.
If as a result of the COVID-19 outbreak, including a potential resurgence of the virus in the fall and winter months, governments take additional protective actions, or extend the time period for existing protective actions, it may have a material adverse impact on Griffon’s businesses and operating results. This could include additional closures of our facilities of an unknown duration, or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our businesses and results of operations. The COVID-19 outbreak has recently worsened in some U.S. states, and as a result, some states have put in place new restrictions regarding the operation of many types of businesses or have tightened up restrictions already in place. Many medical experts believe that during the winter, as the weather gets colder and more people spend time with others indoors, the COVID-19 infection rate will worsen. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from the COVID-19 outbreak is difficult to predict, and the extent to which the COVID-19 outbreak will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain the COVID-19 outbreak or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results. To the extent the COVID-19 outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon’s businesses.

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2022, particularly within the CPP and HBP segments, which is linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many CPP and HBP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any near term debt maturities, if these conditions persist, we may have difficulty refinancing our debt when it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The CPP and HBP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2021, approximately 54% and 46% of Griffon’s consolidated revenue was derived from the CPP and HBP segments, respectively, which was dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on CPP and HBP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the CPP and HBP businesses.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s and Bunnings are significant customers of CPP, and Home Depot and Menards are significant customers of HBP. Home Depot accounted for approximately 19% of consolidated revenue, 26% of CPP's revenue and 10% HBP's revenue for the year ended September 30, 2021. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, both CPP and HBP extend credit to its customers, which exposes it to credit risk. The largest customer accounted for approximately 28%, 7% and 19% of the net accounts receivable of CPP, HBP and Griffon’s net accounts receivable as of September 30, 2021, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of CPP, HBP and Griffon could be adversely affected.

A significant customer of our discontinued DE segment is the U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, and together accounts for approximately 69% of DE revenue.

Reliance on third party suppliers and manufacturers may impair the ability of CPP and HBP to meet its customer demands.

CPP and HBP rely on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of CPP and HBP worldwide sourced finished goods as a percent of revenue approximated 40% and 8%, respectively, in 2021. The percentage of CPP and HBP's worldwide sourced components as a percent of cost of goods sold approximated 9% and 19%, respectively, in 2021. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both CPP and HBP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of CPP's and HBP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet CPP and HBP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of CPP and HBP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events may impact the ability of CPP and HBP to fill orders, which could have a material adverse effect on customer relationships.

Recently, one of our suppliers informed HBP that a component it supplies to HBP was found to infringe on the intellectual property rights of one of its competitors. This supplier has assured HBP that it is developing an alternative design for such component that will allow it to continue to meet HBP’s needs on an uninterrupted basis. However, should the supply of this component be interrupted, it could adversely impact HBP’s business and results of operations.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

CPP and HBP suppliers primarily provide resin, wood, steel and wire rod. Both of these businesses could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, both CPP and HBP have experienced price increases for most of its raw materials.

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

The sourcing of CPP finished goods, components and raw materials from China are generally subject to supply agreements with Chinese companies. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations in China may be subject to government policies or political changes.

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. The United States entered into what is described as “Phase 1” trade agreement with China on January 15, 2020, which reduces some existing tariffs that had been imposed and defers proposed increases of the tariff rate on an additional $250 billion of Chinese goods from 25% to 30% that had been planned for October 15, 2019, and proposed 15% tariffs on an additional $160 billion of a wide range of goods and materials imported from China to be effective December 15, 2019.  Under the Phase 1 agreement, existing 25% tariffs previously imposed on $250 billion of Chinese goods will remain in place, while a 15% tariff on another $120 billion of Chinese goods has been reduced to 7.5%.  In response, China has imposed tariffs on certain U.S. products, some of which are being reduced as part of the Phase 1 agreement. China may take additional actions if additional U.S. tariffs are reduced or imposed.  On May 8, 2020, the two countries reaffirmed their Phase 1 trade agreement notwithstanding the COVID-19 pandemic. In October 2021 the U.S. and Chinese trade representatives discussed the status of the Phase 1 agreement after the Biden administration outlined its agenda for trade policy with China. The Biden administration has indicated it will continue the strict tariffs against Chinese imports to maintain pressure on China to live up to its commitments under the Phase 1 agreement, while reinstating the process for U.S. importers to seek exclusions from the tariffs. In view of the early stage of re-engagement on trade policy between the Chinese and U.S. governments, any potential impact on our business remains uncertain. Any escalation of trade tensions or the imposition of additional tariffs by the U.S. Government on various steel and aluminum finished goods, as well as a variety of resins, fabrics and wood products could materially affect our operations. As a result of these tariffs and the fluid nature of ongoing trade negotiations, we intend to continue to manage our China supply base, which may include raising prices on certain goods. This may in turn result in reduced sales or the loss of customers and could impact our operating performance.

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

CPP and HBP operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect CPP and HBP businesses. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the U.K., or may make it easier for other companies to compete by eliminating restrictions on products from countries where CPP and HBP competitors source products.

The ability of CPP and HBP to import products in a timely and cost-effective manner may continue to be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries, as well as the potential for increased costs due to currency exchange fluctuations. These issues could delay importation of products or require CPP and HBP to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on CPP and HBP business and financial condition.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the AMES and Clopay businesses. In 2021, 53% of AMES' sales occurred during the second and third quarters compared to 53% and 56% in 2020 and 2019, respectively. In 2021 and 2020, as a result of the COVID-19 pandemic, sales orders shifted somewhat into the third and fourth quarters resulting in revenue increasing in these two quarters to 55% in each of 2021 and 2020 sales. Clopay’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter.

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

At September 30, 2021, Griffon employed approximately 6,700 people on a full-time basis, excluding approximately 700 related to Telephonics, approximately 5% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and CPP). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

 Telephonics’ business depends heavily upon government contracts and, therefore, the defense budget.

Telephonics sells products to the U.S. Government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2021, U.S. government contracts and subcontracts accounted for approximately 10% of the combined revenue of Griffon’s consolidated revenue and Telephonics revenue. Contracts involving the U.S. government may include various risks, including:

•Termination for default or for convenience by the government;
•Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;
•Increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics’ prices are fixed, or determinations that certain costs are not allowable under particular government contracts;
•The failure or inability of the prime contractor to perform its contract under circumstances in which Telephonics is a subcontractor;
•Failure to observe and comply with government and procurement regulations such that Telephonics could be suspended or barred from bidding on or receiving awards of new government contracts;
•The failure of the government to exercise options for additional work provided for in contracts;
•The inherent discretion of government agencies in determining whether Telephonics has complied with all specifications set forth in a government contract; and
•The government’s right, in certain circumstances, to freely use technology developed under these contracts.

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

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisitions of La Hacienda, Tuscan Path, ClosetMaid and Harper Brush in the months of July through November 2017, Kelkay in February 2018, CornellCookson in June 2018, Apta in November 2019 and Quatro in December 2020. This integration risk may be exacerbated when numerous acquisitions are consummated in a short time period.

In implementing an acquisition growth strategy, the following may be encountered:

•Costs associated with incomplete or poorly implemented acquisitions;
•Expenses, delays and difficulties of integrating acquired companies into Griffon’s existing organization;
•Dilution of the interest of existing stockholders;
•Diversion of management’s attention; or
•Difficulty in obtaining financing on acceptable terms, or at all.

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

Griffon’s indebtedness poses potential risks such as:

•A substantial portion of cash flows from operations could be used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;
•Insufficient cash flows from operations may force Griffon to sell assets, or seek additional capital, which Griffon may not be able to secure on favorable terms, if at all; and
•Its level of indebtedness may make Griffon more vulnerable to economic or industry downturns.

Risk Related to Our Common Stock

Griffon has the ability to issue additional equity securities, which would lead to dilution of issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 56,613,011 shares, net of treasury shares, were outstanding as of September 30, 2021. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

In addition, manufacturing costs may increase significantly and Griffon may not be able to pass along all or any of such increase to its customers; and when such increases are passed off to customers, there will be a time lag, which may be significant.

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

Product and technological developments are accomplished both through internally-funded R&D projects, as well as through strategic partnerships with customers. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Griffon’s financial condition and results of operations may be materially and adversely affected if:

•Product improvements are not completed on a timely basis;
•New products are not introduced on a timely basis or do not achieve sufficient market penetration;
•There are budget overruns or delays in R&D efforts; or
•New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

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

Griffon and its companies conduct operations in Canada, Australasia, the U.K., Mexico and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 17% of consolidated revenue for the year ended September 30, 2021. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Actions taken by activist shareholders could be disruptive and costly and may conflict with or disrupt the strategic direction of our business.

Activist shareholders may from time to time attempt to effect changes in our strategic direction and seek changes regarding Griffon’s corporate governance or structure. Our Board of Directors and management team strive to maintain constructive, ongoing communications with all shareholders who wish to speak with us, including activist shareholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all shareholders. However, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because:

a.responding to actions by activist shareholders can disrupt our operations, be costly and time consuming, and divert the attention of our Board and senior management from the pursuit of our business strategies, and
b.perceived uncertainties as to our future direction may cause (i) instability or lack of continuity, which may be exploited by our competitors, (ii) concern on the part of current or potential customers, (iii) loss of business opportunities, or (iv) difficulties in attracting and retain qualified personnel and business partners.

Activist campaigns may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our businesses.

Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties

Griffon occupies approximately 9,500,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, U.K. and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Farmingdale, NY(1)	Corporate	Manufacturing/R&D	180,000	Owned
Huntington, NY(1)	Corporate	Manufacturing	90,000	Owned
Troy, OH	Home and Building Products	Manufacturing	1,230,000	Owned
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2035
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	774,000	Leased	2022
Camp Hill, PA	Consumer and Professional Products	Manufacturing	380,000	Owned
Harrisburg, PA	Consumer and Professional Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Champion, PA	Consumer and Professional Products	Wood Mill	225,000	Owned
Cork, Ireland	Consumer and Professional Products	Manufacturing, Distribution	74,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Gloucestershire, UK	Consumer and Professional Products	Distribution	46,000	Leased	2022
Barmby Moor, UK	Consumer and Professional Products	Manufacturing	240,000	Leased	2026
South Yorkshire, UK	Consumer and Professional Products	Manufacturing	59,000	Leased	2025
Kent, UK	Consumer and Professional Products	Distribution	32,000	Leased	2026
Australia (various)	Consumer and Professional Products	7 Distribution	624,000	Leased	2022 - 2027
Quebec, Canada	Consumer and Professional Products	Distribution	32,000	Lease	2022
Ocala, FL	Consumer and Professional Products	Manufacturing	676,000	Leased	2030
Grantsville, MD	Consumer and Professional Products	Manufacturing	155,000	Owned
Reynosa, MX	Consumer and Professional Products	Manufacturing (owned), Distribution (leased)	133,000	Owned /Leased	2023
Pharr, TX	Consumer and Professional Products	Distribution	80,000	Leased	2022
Fairfield, IA	Consumer and Professional Products	Manufacturing	54,000	Leased	2024
Guangdong, China	Consumer and Professional Products	Manufacturing	211,000	Leased	2022
(1) This property is owned by Griffon and is leased to Defense Electronics.

As of September 30, 2021, Griffon classified the following Defense Electronics properties in discontinued operations:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
Elizabeth City, NC	Defense Electronics	Manufacturing (Owned), Repair and Service (Leased)	46,500	Owned / Leased	2039

HBP also leases approximately 1,173,000 square feet of space for distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, HBP and CPP leases approximately 276,000 square feet of office space throughout the U.S. and various international locations. CPP also owns approximately 200,000 square feet of additional space for operational wood mills in the U.S.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, Griffon believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration existing insurance coverage and amounts already provided for, will not have a material adverse impact on consolidated results of operations, financial position or cash flows. Refer to Note 16 - Commitments and Contingent Liabilities for a discussion of the Company's litigation.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”.

Dividends

During 2021, 2020 and 2019, the Company declared and paid dividends totaling $0.32 per share, $0.30 per share and $0.29 per share, respectively.The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 15, 2021, the Board of Directors declared a cash dividend of $0.09 per share, payable on December 16, 2021 to shareholders of record as of the close of business on November 29, 2021.

Holders

As of October 31, 2021, there were approximately 13,100 holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	488,376

Equity compensation plans not approved by security holders	—	$—	—

(1)Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	—	$—	—
August 1 - 31, 2021	—	—	—
September 1 - 30, 2021	—	—	—
Total	—	$—	—	$57,955	(1)

1.Shares, if any, purchased by the Company in open market purchases are pursuant to share repurchases authorized by the Company’s Board of Directors. On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2021, $57,955 remained available for purchase under these Board authorized repurchase programs.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2021, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2016, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
9/16
9/17
9/18
9/19
9/20
9/21
Griffon Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

Item 6.    [Reserved]

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

On September 27, 2021, Griffon announced it is exploring strategic alternatives, including a sale, for its Defense Electronics (DE) segment, which consists of its subsidiary Telephonics Corporation ("Telephonics"). As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless specifically noted. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

Griffon now conducts its operations through two reportable segments:

•Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid. CPP revenue was 54%, 55%, and 53% of Griffon’s consolidated revenue in 2021, 2020 and 2019, respectively.

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand. HBP revenue was 46%, 45% and 47% of Griffon’s consolidated revenue in 2021, 2020 and 2019, respectively.

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

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the UK market and increases its in-country operational footprint. Apta contributed approximately $20,000 in revenue in the first 12 months after the acquisition.

Update of COVID-19 on Our Business

The health and safety of our employees, our customers and their families is a high priority for Griffon.  As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted by these disruptions. Our supply chain has experienced certain disruptions which, together with other factors such as a shortage of labor, has resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. Commodity prices have increased during COVID-19 and may continue to increase, and we may not be able to pass off all or any of such price increases to our customers on a timely basis, or at all. It is difficult to predict whether the supply chain disruptions that impact us will improve, worsen or remain the same in the near term. Our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.

During fiscal 2021 and through the date of this filing, all of our businesses have experienced normal or better order patterns compared with the same time period last year. U.S. executive orders issued in 2020, which required workers to remain at home unless their work is critical, essential, or life-sustaining, have been lifted. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) HBP residential and commercial garage doors, rolling steel doors and related products that (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 2) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

On September 9, 2021, President Biden announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the emergency temporary standard, and on November 12, 2021 the Court upheld its stay and barred OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. At this time, it is unclear, among other things, when the vaccine mandate will go into effect (or if it will go into effect at all); whether it will apply to all employees or only to employees who work in the office; and how compliance will be documented.
As a company with more than 100 employees, it is anticipated that, should the vaccine mandate go into effect, we would be subject to the OSHA regulation concerning COVID-19 vaccination and the vaccine mandate. Should the mandate apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in employee attrition, which could materially and adversely affect our business and results of operations.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. In January 2020, Griffon increased total borrowing capacity under its Credit Agreement by $50,000, to $400,000 (of which $370,927 was available at September 30, 2021), and extended maturity of the facility to 2025. In addition, the Credit Agreement has a $100,000 accordion feature (subject to lender consent). In February 2020, Griffon refinanced $850,000 of its $1,000,000 of senior notes due 2022 with new 5.75% senior notes with a maturity of 2028, and in June 2020 refinanced the remaining $150,000 under the same terms and indenture as the $850,000 senior notes due 2028. In August 2020, we completed a Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165; a portion of these net proceeds were used to repay outstanding borrowing under our Credit Agreement. At September 30, 2021 Griffon had cash and equivalents of $248,653.

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

CONSOLIDATED RESULTS OF OPERATIONS

2021 Compared to 2020

Revenue for the year ended September 30, 2021 of $2,270,626 compared to $2,066,546 in the year ended September 30, 2020 increased 10% resulting from increased revenue at HBP and CPP of 12% and 8%, respectively.

Gross profit for 2021 was $641,113 compared to $583,994 in 2020. Gross margin as a percent of sales (“gross margin”) for 2021 and 2020 was 28.2% and 28.3%, respectively. In the years ended 2021 and 2020, gross profit included restructuring charges of $7,923 and $4,159, respectively. Excluding restructuring charges from both years, gross profit would have been $649,036 or 28.6% of revenue, compared to $588,153 or 28.5% in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2021 of $470,530 increased 6% from $444,454 in 2020. The 2021 SG&A expenses included restructuring charges of $13,495. The 2020 SG&A expenses included restructuring charges of $9,510, acquisition costs of $2,960 and income from the reversal of contingent consideration related to the Kelkay acquisition of $1,733. Excluding these items from both periods, the 2021 SG&A expenses would have been $457,035, or 20.1% of revenue compared to $433,717 or 21.0%, with the increase in expenses primarily due to increased distribution and shipping costs.

Interest expense in 2021 of $63,175 decreased 5% compared to 2020 of $66,544, primarily as a result of decreased outstanding borrowings and decreased variable interest rates on our Revolving Credit Facility.

Other income (expense) of $3,331 and $2,885 in 2021 and 2020, respectively, includes $81 and $915, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $283 and $184, respectively, of net gains on investments, and $907 and $1,559, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $1,848 in 2021 and 2020.

Griffon reported Income before tax from continuing operations for 2021 of $111,179 compared to $68,705 for 2020. In 2021, the Company had an effective income tax rate of 35.9% compared to 38.2% in 2020.  The 2021 tax rate included $3,245 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. The 2020 tax rate included $965 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2021 and 2020 were 31.7% and 33.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2021 was $71,239, or $1.33 per share, compared to $42,443, or $0.94 per share in 2020. The 2021 income from continuing operations included the following:

–    Restructuring charges of $21,418 ($16,131, net of tax, or 0.30 per share);
–    Discrete and certain other tax provision, net, of $3,245 or 0.06 per share.

The 2020 income from continuing operations included the following:

– Restructuring charges of $13,670 ($10,177, net of tax, or $0.23 per share);
– Loss from debt extinguishment $7,925 ($6,167, net of tax, or $0.14 per share);
– Acquisition costs of $2,960 ($2,297, net of tax, or $0.05 per share); and
– Acquisition contingent consideration benefit of $1,733 ($1,403, net of tax, or $0.03 per share); and
– Discrete and certain other tax provision, net, of $965 or $0.02 per share.

Excluding these items from both reporting periods, 2021 Income from continuing operations would have been $90,615, or $1.70 per share compared to $60,646, or $1.35 per share, in 2020.

2020 Compared to 2019

Revenue for the year ended September 30, 2020 of $2,066,546 increased 10% compared to $1,874,248 in the year ended September 30, 2019, primarily driven by increased consumer demand for home improvement projects at both CPP and HBP. Organic growth was 9%.

Gross profit for 2020 was $583,994 compared to $516,845 in 2019, with gross margin of 28.3% in 2020, compared to 27.6% in 2019. In 2020, gross profit included restructuring charges of $4,159. Excluding restructuring charges in 2020, gross profit would have been $588,153 or 28.5% of revenue compared to $516,845 or 27.6% in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2020 of $444,454 increased 9% from $408,339 in 2019. The 2020 SG&A expenses included restructuring charges of $9,510, acquisition costs of $2,960 and the reversal of contingent consideration related to the Kelkay acquisition of $1,733. The 2019 SG&A expenses include income from the reversal of contingent consideration related to the Kelkay acquisition of $1,646. Excluding these items from both periods, the 2020 SG&A expenses would have been $433,717 or 21.0% of revenue compared to $409,985 or 21.9%, with the increase in expenses primarily due to the Apta acquisition and increased management incentives, partially offset by COVID-19 related reduced travel expenses.

Interest expense in 2020 of $66,544 decreased 3% compared to 2019 of $68,312, primarily as a result of decreased outstanding borrowings and variable interest rates on our Revolving Credit Facility.

Other income (expense) of $2,885 and $5,230 in 2020 and 2019, respectively, includes $915 and $438, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $184 and $(40), respectively, of net gains or (losses) on investments, and $1,559 and $3,148, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $1,848 in 2020 and 2019.

Griffon reported Income before tax from continuing operations for 2020 of $68,705 compared to $46,223 for 2019. In 2020, the Company recognized an effective income tax rate of 38.2% compared to 44.9% in 2019. The 2020 tax rate included $965 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. The 2019 tax rate included $1,786 of discrete and certain other tax provisions, net. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2020 and 2019 were 33.7% and 41.8%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2020 was $42,443, or $0.94 per share, compared to $25,470, or $0.59 per share in 2019. The 2020 income from continuing operations included the following:

– Restructuring charges of $13,670 ($10,177, net of tax, or $0.23 per share);
– Loss from debt extinguishment $7,925 ($6,167, net of tax, or $0.14 per share);
– Acquisition costs of $2,960 ($2,297, net of tax, or $0.05 per share); and
– Acquisition contingent consideration benefit of $1,733 ($1,403, net of tax, or $0.03 per share); and
– Discrete and certain other tax provision, net, of $965 or $0.02 per share.

The 2019 Income from continuing operations included a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,646 ($1,333, net of tax, or $0.03 per share) and discrete and certain other tax provisions, net, of $1,786 or $0.04 per share.

Excluding these items from both reporting periods, 2020 Income from continuing operations would have been $60,646, or $1.35 share compared to $25,923, or $0.60 per share, in 2019.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2021	2020	2019
Income from continuing operations	$71,239	$42,443	$25,470
Adjusting items:
Restructuring charges	21,418	13,670	—
Loss from debt extinguishment	—	7,925	—
Acquisition costs	—	2,960	—
Acquisition contingent consideration	—	(1,733)	(1,646)
Tax impact of above items	(5,287)	(5,584)	313
Discrete and other certain tax provisions	3,245	965	1,786
Adjusted income from continuing operations	$90,615	$60,646	$25,923

Earnings per common share from continuing operations	$1.33	$0.94	$0.59

Adjusting items, net of tax:
Restructuring charges	0.30	0.23	—
Loss from debt extinguishment	—	0.14	—
Acquisition costs	—	0.05	—
Acquisition contingent consideration	—	(0.03)	(0.03)
Discrete and other certain tax provisions	0.06	0.02	0.04
Adjusted earnings per share from continuing operations	$1.70	1.35	$0.60
Weighted-average shares outstanding (in thousands)	53,369	45,015	42,888

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Income from continuing operations and the related EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

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

See table provided in Note 18 - Reportable Segments, for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Years Ended September 30,
	2021		2020		2019

United States	$766,150		$769,100		$690,772
Europe	123,607		85,339		63,284
Canada	85,676		74,072		72,327
Australia	244,674		203,012		165,291
All other countries	9,411		7,710		8,934
Total Revenue	$1,229,518		$1,139,233		$1,000,608

Adjusted EBITDA	$115,673	9.4%	$104,053	9.1%	$90,677	9.1%

Depreciation and amortization	$34,433		$32,788		$32,289

2021 Compared to 2020

CPP revenue in 2021 increased $90,285, or 8%, compared to 2020, comprised of a 3% increase in volume, driven by increased consumer demand across all international geographies, partially offset by reduced volume in the U.S. due to labor, transportation and supply chain disruptions. Revenue also benefited from favorable price and mix of 1%, and a favorable impact from foreign exchange of 4%.

CPP Adjusted EBITDA in 2021 increased $11,620 or 11% to $115,673 compared to $104,053 in 2020. The favorable variance resulted primarily from the increased revenue noted above and a favorable foreign exchange impact of 5%, partially offset by increased U.S. material costs coupled with the lag in realization of price increases and COVID-19 related inefficiencies.

Segment depreciation and amortization increased $1,645 from the comparable prior year period primarily due to the onset of depreciation for new assets placed in service.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. Quatro is expected to contribute approximately $5,000 in annualized revenue in the first twelve months under AMES' ownership.

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading U.K. supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the U.K. market and increases its in-country operational footprint. Apta contributed approximately $20,000 in revenue in the first 12 months after the acquisition.

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

In connection with this initiative, during the years ended September 30, 2021 and 2020, CPP incurred pre-tax restructuring and related exit costs approximating $21,418 and $13,669, respectively. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $35,087, comprised of cash charges of $23,740 and non-cash, asset-related charges of $11,347; the cash charges included $8,810 for one-time termination benefits and other personnel-related costs and $14,930 for facility and lease exit costs primarily driven by the consolidation of distribution facilities and system optimization. During the years ended September, 30, 2021 and 2020, capital expenditures of $8,774 and $6,733, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments

Domestic Expansion	$12,000	$4,000	$19,000	35,000	$40,000
Global Expansion	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Total 2021 restructuring charges	(3,190)	(11,573)	(6,655)	(21,418)	(8,774)
Total cumulative charges	$(8,810)	$(14,930)	$(11,347)	$(35,087)	$(15,507)
Estimate to Complete	$17,190	$5,070	$7,653	$29,913	$49,493

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

Direct COVID-19 related expenses totaled approximately $5,000 in 2020.

Home and Building Products

	For the Years Ended September 30,
	2021		2020		2019

Residential	$633,523		$572,397		$538,301
Commercial	407,585		354,916		335,339
Total Revenue	$1,041,108		$927,313		$873,640

Adjusted EBITDA	$181,015	17.4%	$153,631	16.6%	$120,161	13.8%

Depreciation and amortization	$17,370		$18,361		$18,334

2021 Compared to 2020
HBP revenue in 2021 increased $113,795, or 12%, compared to 2020, primarily due to favorable mix and pricing of 8% driven by both residential and commercial, and increased volume of 4% equally driven by both residential and commercial.

HBP Adjusted EBITDA in 2021 increased $27,384, or 18% to $181,015 compared to $153,631 in 2020. EBITDA benefited from the increased revenue noted above, partially offset by increased material costs coupled with the lag in realization of price increases and COVID-19 related inefficiencies.

Segment depreciation and amortization decreased $991from the comparable prior year period primarily due to fully depreciated assets.

2020 Compared to 2019
HBP revenue in 2020 increased $53,673, or 6%, compared to 2019, with 4% from volume and 2% from favorable mix and pricing.

HBP Adjusted EBITDA in 2020 increased 33,470, or 28% to $153,631 compared to $120,161 in 2019. The favorable variance resulted from the increased revenue noted above and general operational efficiency improvements, partially offset by COVID-19 related inefficiencies and direct costs. Direct COVID-19 related expenses totaled approximately $2,000 in 2020.

Unallocated Amounts

For 2021, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $49,054 compared to $48,262 in 2020, with the increase primarily due to compensation and incentive costs.

For 2020, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $48,262 compared to $47,231 in 2019, with the increase primarily due to compensation and incentive costs.

Depreciation and Amortization

Depreciation and amortization of $52,302 in 2021 compared to $52,100 in 2020; the increase was primarily due to depreciation for new assets placed in service.

Depreciation and amortization of $52,100 in 2020 compared to $51,517 in 2019; the increase was primarily due to depreciation for new assets placed in service.

Comprehensive Income (Loss)

During 2021, total other comprehensive income (loss), net of taxes, of $26,115 included a gain of $6,433 from foreign currency translation adjustments primarily due to the strengthening of the Canadian, British and Australian currencies, all in comparison to the U.S. Dollar; a $17,796 gain from Pension and other post-retirement benefits, primarily related to the change between actual and expected return on assets compared to 2020; and a $1,886 gain on cash flow hedges.
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

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced it will explore strategic alternatives for its DE segment, which consists of its Telephonics subsidiary. As a result, the DE segment results have been classified as a discontinued operation.

	For the Years Ended September 30,
	2021		2020		2019
Revenue	$271,060		$340,976		$335,041

Adjusted EBITDA	$20,486	7.6%	$25,228	7.4%	$35,104	10.5%

Depreciation and amortization	$10,762		$10,645		$10,667

2021 Compared to 2020

DE revenue in 2021 decreased $69,916, or 21%, compared to 2020. The current and prior year results include revenue from the SEG business of $6,713 and $31,758, respectively. Excluding SEG from both years, revenue decreased $44,871, or 15%. The decrease was driven by reduced volume due to delayed awards for Surveillance Systems and decreased deliveries for Communications Systems, partially offset by increased Radar Systems volume.

DE Adjusted EBITDA in 2021 decreased $4,742, or 19% to $20,486, compared to $25,228 in 2020. The current and prior year results include Adjusted EBITDA from the SEG business of $412 and $1,491, respectively. Excluding SEG from both years, Adjusted EBITDA decreased $3,663, or 15%. The decrease was due to the reduced revenue noted above and cost growth primarily for Surveillance Systems, partially offset by favorable program performance for Radar Systems and reduced operating expenses.

DE's depreciation and amortization remained consistent with the prior year period.

On December 18, 2020, DE completed the sale of its SEG business. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands. SEG had sales of approximately $7,000 for the first fiscal quarter ended December 31, 2020 and $32,000 for the fiscal year ended September 30, 2020.

During 2021, DE was awarded new contracts and incremental funding on existing contracts approximating $246,500 (excludes $5,500 of SEG awards). Contract backlog was $352,200 at September 30, 2021 with 62% expected to be fulfilled in the next 12 months; backlog was $370,000 at September 30, 2020 (excludes approximately $10,000 of SEG related backlog). The decrease in backlog is primarily due to awards delayed until 2022. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of U.S. government agencies.

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

Restructuring Charges and Divestiture

In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of approximately $2,200, recorded in the first quarter of fiscal 2021. These actions reduced headcount by approximately 90 people.

In addition, in the first quarter of fiscal 2021, charges of $5,601 were recorded primarily related to exiting our older weather radar product lines.

DE recorded a pre-tax gain of $5,291 ($5,443, including a net tax benefit of $152) during the year ended September 30, 2021 related to the divestiture of SEG.

Other Discontinued Activities

In fiscal 2018, Griffon completed the sale of Plastics to Berry for approximately $465,000, net of certain post-closing adjustments. During 2019, Griffon recorded an $11,050 charge ($8,335, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $465,000 Plastics divestiture and included an additional reserve for a legacy environmental matter.

At September 30, 2021 and 2020, Griffon’s liabilities for discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $10,811 and $7,074, respectively. See Note 8, Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

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

As of September 30, 2021, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $65,000. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2020 five-year secured $400,000 revolving credit facility ("Credit Facility"). During the fiscal year ended September 30, 2021, the Company generated $71,032 of net cash from continuing operating activities and had $370,927 available, subject to certain loan covenants, for borrowing at that date.

The table below provides a summary of the Consolidated Statements of Cash Flows for the periods indicated.

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2021	2020
Net Cash Flows Provided By (Used In):
Operating activities	$71,032	$107,803
Investing activities	(56,167)	(51,477)
Financing activities	(28,245)	68,190
Cash provided by operating activities from continuing operations for 2021 was $71,032 compared to $107,803 in 2020, a decrease of $36,771. The variance was primarily due to increased working capital, primarily inventory, partially offset by increased in accounts payable and income from continuing operations, adjusted for non-cash expenditures.
Cash flows from investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During 2021, Griffon used $56,167 in investing activities from continuing operations compared to $51,477 in 2020. Capital expenditures, net of proceeds from the sale of assets, totaled $36,714 in 2021 compared to $40,816 in 2020. Payments for acquired businesses totaled $2,242 in 2021 compared to $10,531 in 2020. On December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. On November 29, 2019, AMES acquired Apta, a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. During 2021, Griffon also invested $17,211, primarily in marketable debt and equity securities.

During 2021, Griffon used cash of $28,245 in financing activities from continuing operations compared to cash provided by of $68,190 in 2020. During 2021, cash flows from financing activities from continuing operations primarily consisted of the payment of dividends of $17,139, purchase of treasury shares to satisfy vesting of restricted stock of $(3,357) and net repayments of long-term debt and lease payments of $6,921. During 2020, cash flows from financing activities from continuing operations primarily consisted of proceeds from the issuance of common stock, partially offset by the payment of dividends of $14,529 and net repayments of long-term debt and lease payments of $68,835. At September 30, 2021, there were $13,483 in outstanding borrowings under the Credit Agreement, compared to 12,858 in outstanding borrowings at the same date in 2020.

In 2020, Griffon Corporation completed the Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165. The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. Additionally, on June 22, 2020, Griffon completed an add-on offering through a private placement of $150,000 aggregate principal amount of its 5.75% Senior Notes, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% Senior Notes, at par, completed on February 19, 2020. Proceeds from the Senior Notes were used to redeem the $1,000,000 of 2022 Senior Notes. Cash provided by financing activities in 2020 also included financing costs of $571 primarily associated with the redemption of the $1,000,000 of 2022 Senior Notes; and the amendment and extension of the Company's revolving credit facility which increased the maximum borrowing availability from $350,000 to $400,000 and extended its maturity date from March 22, 2021 to March 22, 2025.

During 2021, the Board of Directors approved four quarterly cash dividends each for $0.08 per share, totaling $0.32. On November 15, 2021, the Board of Directors declared a cash dividend of $0.09 per share, payable on December 16, 2021 to shareholders of record as of the close of business on November 29, 2021.

During 2021, 152,435 shares, with a market value of $3,222, or $21.14 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2021, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2021, Griffon did not purchase any shares of common stock under these repurchase programs. At September 30, 2021, $57,955 remains under Griffon's Board authorized repurchase programs.

During 2021, cash provided by discontinued operations from operating activities of $40,737 primarily related to DE operations and the settling of certain Installation services and environmental liabilities. Cash provided by discontinued operations from investing activities of $6,751 primarily related to net proceeds received of $14,345 from DE's sale of its SEG business less capital expenditures of $10,343 and a recovery of insurance proceeds received of $2,748 associated with other discontinued operations.

Debt

At September 30, 2021 and 2020, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2021	2020
Cash and equivalents	$248,653	$218,089
Notes payables and current portion of long-term debt	$12,486	$9,922
Long-term debt, net of current maturities	1,033,197	1,037,042
Debt discount and issuance costs	14,823	17,458
Total debt	1,060,506	1,064,422
Debt, net of cash and equivalents	$811,853	$846,333

On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due 2028, at of par, completed on February 19, 2020 (collectively, the "Senior Notes"). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% senior notes due 2022 (the "2022 Senior Notes"). As of September 30, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the 2028 Senior Notes approximated $1,060,000 on September 30, 2021 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at September 30, 2021, $13,293 remained to be amortized. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

On January 30, 2020, Griffon amended its Credit Agreement to increase the maximum borrowing availability from $350,000 to $400,000, extend its maturity from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000 and a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits the Company to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed up to an additional $100,000.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2021, under the Credit Agreement, there were $13,483 in outstanding borrowings; outstanding standby letters of credit were $15,590; and $370,927 was available, subject to certain loan covenants, for borrowing at that date.

At September 30, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.8x at September 30, 2021.

Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease in the first fiscal quarter of 2022. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2021, $14,590 was outstanding, net of issuance costs. Refer to Note 21 - Leases for further details.

In November 2012, Garant G.P. (“Garant”), a Griffon subsidiary, entered into a CAD 15,000 ($11,798 as of September 30, 2021) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.38% LIBOR USD and 1.51% Bankers Acceptance Rate CDN as of September 30, 2021 and September 29, 2021, respectively). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2021, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,798 as of September 30, 2021) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at September 30, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000 from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of September 30, 2021, the term loan had an outstanding balance of AUD 10,875 ($7,847 as of September 30, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.97% and 1.41%, respectively, at September 30, 2021). At September 30, 2021, there were no borrowings outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The term loan and mortgage loan accrue interest at the GBP LIBOR Rate plus 1.8% (1.85% at September 30, 2021, respectively). The revolving facility matures in June 2022, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 3.25% (3.35% as of September 30, 2021). As of September 30, 2021, the revolver had an outstanding balance of GBP 2,234 ($3,012 as of September 30, 2021), while the term and mortgage loan balances amounted to GBP 13,229 ($17,837 as of September 30, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of financing leases.

In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $620, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2021 was $27,368.

Capital Resource Requirements

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China. The project is expected to be completed by the end of calendar year 2023. For additional information, see CPP reportable segments discussion.

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $1,000,000 payable in 2028 and related annual interest payments of approximately $57,500.

Griffon's purchase obligations, which are generally for the purchase of goods and services in the ordinary course of business over the next twelve months is approximately $255,661. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm.

Griffon rents real property and equipment under operating leases expiring at various dates. Operating lease obligations over the next twelve months is approximately $36,109. Refer to Note 21 - Leases.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2021, Home Depot represented 19% of Griffon’s consolidated revenue, 26% of CPP's revenue and 10% of HBP's revenue.

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

Off-Balance Sheet Arrangements

Except for purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay AMES Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of September 30, 2021 and September 30, 2020 and for the years ended September 30, 2021 and 2020. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended		For the Year Ended
	September 30, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,991,434	$—	$1,938,972
Gross profit	$—	$497,829	$—	$488,048
Income (loss) from operations	$(22,321)	$132,870	$(24,876)	$130,147
Equity in earnings of Guarantor subsidiaries	$79,055	$—	$58,455	$—
Net income (loss)	$(40,035)	$79,055	$(48,546)	$58,455

Summarized Balance Sheet Information

	For the Year Ended		For the Year Ended
	September 30, 2021		September 30, 2020
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$114,377	$951,609	$140,003	$776,069
Non-current assets	17,665	1,069,540	23,069	1,046,225
Total assets	$132,042	$2,021,149	$163,072	$1,822,294

Current liabilities	$41,334	$397,121	$39,130	$296,293
Long-term debt	998,787	14,482	995,636	$15,992
Other liabilities	43,337	164,122	38,024	$195,792
Total liabilities	$1,083,458	$575,725	$1,072,790	$508,077

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
The Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.
A majority of the Company's revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company recognizes revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in either Cost of Goods and Services and Selling, general and administrative expenses, as applicable.

The majority of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
Payment terms vary depending on the type and location of the customer and the products or services offered. Generally, the period between the time revenue is recognized and the time payment is due is not significant. Shipping and handling charges are not considered a separate performance obligation. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, HBP produces residential and commercial sectional garage doors, commercial rolling steel door and grille products, and CPP produces long-handled tools and landscaping products, and storage and organizational products, both in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Expected Loss Allowances for Discount, Doubtful Account and Returns

Trade receivables are recorded at their stated amount, less allowances for discounts, doubtful accounts and returns. The expected loss allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The expected loss allowance for doubtful accounts includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

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

We had two reporting units as of September 30, 2021 and three reporting units as of September 30, 2020, which are our operating segments. The change in reporting units was a result of classifying our Defense Electronics segment as a discontinued operation as of September 30, 2021. We use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangibles for impairment. When determining the approach to use, we consider the current facts and circumstances of each reporting unit, as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessment. In addition, our qualitative approach evaluates industry and market conditions and various events impacting a reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment in which our reporting units operate and other reporting unit specific events and circumstances. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is necessary, we use the income approach methodology of valuation that includes the present value of expected future cash flows.

We performed a quantitative annual impairment test as of September 30, 2019, and a quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using discounted future cash flows for each reporting unit, which did not result in impairments to goodwill. The more significant assumptions used for the impairment test as of March 31, 2020 were a five-year cash flow projection and a 3.0% terminal value to which discount rates between 7.1% and 9.0% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization.

We performed a qualitative assessment as of September 30, 2021 and 2020, as the estimated fair values of each reporting unit significantly exceeded the carrying value based on our most recent quantitative assessment, which was performed as of March 31, 2020. Our qualitative assessment determined that indicators that the fair value of each reporting unit was less than the carrying value were not present. In addition, we performed a qualitative assessment as of September 30 2021 of the Defense Electronics discontinued operation goodwill and determined that an indicator that the fair value was less than the carrying value of the business was not present.

With respect to indefinite-lived intangibles we performed a quantitative annual impairment test as of September 30, 2019, and a quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using a relief from royalty method, neither of which resulted in an impairment. We performed a qualitative assessment as of September 30, 2021 and 2020 considering all the above factors and determined that indefinite-lived intangibles fair values were greater than their book values.

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

The Company applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. A number of years may elapse before a particular matter for which Griffon has recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, Griffon believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in Griffon’s tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as non-current. However, if it is anticipated that a cash settlement will occur within one year, that portion of the liability is presented as current. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪Report of Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets at September 30, 2021 and 2020.
▪Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2021, 2020 and 2019.
▪Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019.
▪Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021, 2020 and 2019.
▪Notes to Consolidated Financial Statements.
▪Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation
Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Revenue from Customer Contracts – Discontinued Defense Electronics Segment

As described further in note 2 to the consolidated financial statements, the Company’s discontinued Defense Electronics segment earns its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial contracts. Such contracts are typically long-term in nature and revenue and profits are recognized over time, primarily under fixed-price arrangements, which are determined using a cost-to-cost method of accounting. Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. This method relies on substantial use of estimates. These estimations require the Company to have effective cost estimation processes, forecasting, and revenue and expense reporting. Due to these aspects, this issue was considered a critical audit matter.

The principal consideration for our determination that Defense Electronics revenue and gross profit recognition is a critical audit matter is that significant management judgments and estimates are utilized to determine probable costs at contract completion and are subject to estimation uncertainty and require significant auditor subjectivity in evaluating those judgments and estimates.

Our audit procedures related to Defense Electronics revenue recognition included the following. We tested the design and operating effectiveness of controls relating to the cost accumulation, cost estimation and revenue recognition processes, including the Company’s ability to develop the estimates utilized in determining costs at completion. We inspected a selection of contracts and evaluated those contracts for appropriate revenue recognition and consideration over key terms and provisions. We analyzed trends in revenue, costs and margin on all contracts, on a contract-by-contract basis, both year-over-year and since contract inception to assess the historical accuracy of management’s estimates in the final outcomes of projects. We assessed the appropriateness of adjustments to estimates on a cumulative basis for the year ended September 30, 2021 and their impact on the financial statements. We tested the cost accumulation process by obtaining and inspecting underlying documents for a sample of labor, material costs and overhead and agreeing to amounts recorded by the Company. We also recalculated revenue and gross profit recognized for the year ended September 30, 2021, for a selection of contracts, to test the accuracy of amounts recognized.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.
New York, New York
November 16 , 2021

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2021	At September 30, 2020
CURRENT ASSETS
Cash and equivalents	$248,653	$218,089
Accounts receivable, net of allowances of $8,787 and $8,178	294,804	278,420
Inventories	472,794	320,188
Prepaid and other current assets	76,009	41,514
Assets of discontinued operations held for sale	273,414	245,726
Assets of discontinued operations not held for sale	605	2,091
Total Current Assets	1,366,279	1,106,028
PROPERTY, PLANT AND EQUIPMENT, net	292,622	297,084
OPERATING LEASE RIGHT-OF-USE ASSETS	144,598	154,349
GOODWILL	426,148	424,098
INTANGIBLE ASSETS, net	350,025	354,202
OTHER ASSETS	21,589	26,474
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	79,952
ASSETS OF DISCONTINUED OPERATIONS	3,424	6,406
Total Assets	$2,604,685	$2,448,593
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,486	$9,922
Accounts payable	260,140	172,537
Accrued liabilities	145,101	143,971
Current portion of operating lease liabilities	29,881	29,672
Liabilities of discontinued operations held for sale	80,748	81,923
Liabilities of discontinued operations	3,280	3,797
Total Current Liabilities	531,636	441,822
LONG-TERM DEBT, net	1,033,197	1,037,042
LONG-TERM OPERATING LEASE LIABILITIES	119,315	130,588
OTHER LIABILITIES	109,585	121,538
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	—	10,438
LIABILITIES OF DISCONTINUED OPERATIONS	3,794	7,014
Total Liabilities	1,797,527	1,748,442
COMMITMENTS AND CONTINGENCIES - See Note 16
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 84,375 and 83,739, respectively.	21,094	20,935
Capital in excess of par value	602,181	583,008
Retained earnings	669,998	607,518
Treasury shares, at cost, 27,762 common shares and 27,610 common shares, respectively.	(416,850)	(413,493)
Accumulated other comprehensive loss	(45,977)	(72,092)
Deferred compensation	(23,288)	(25,725)
Total Shareholders’ Equity	807,158	700,151
Total Liabilities and Shareholders’ Equity	$2,604,685	$2,448,593
 The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2021	2020	2019
Revenue	$2,270,626	$2,066,546	$1,874,248
Cost of goods and services	1,629,513	1,482,552	1,357,403
Gross profit	641,113	583,994	516,845
Selling, general and administrative expenses	470,530	444,454	408,339
Income from continuing operations	170,583	139,540	108,506
Other income (expense)
Interest expense	(63,175)	(66,544)	(68,312)
Interest income	440	749	799
Loss from debt extinguishment	—	(7,925)	—
Other, net	3,331	2,885	5,230
Total other income (expense)	(59,404)	(70,835)	(62,283)
Income before taxes from continuing operations	111,179	68,705	46,223
Provision for income taxes	39,940	26,262	20,753
Income from continuing operations	71,239	42,443	25,470
Discontinued operations:
Income before tax from discontinued operations	8,897	14,052	14,905
Provision for income taxes	925	3,066	3,088
Income from discontinued operations	7,972	10,986	11,817
Net income	$79,211	$53,429	$37,287
Basic earnings per common share:
Income from continuing operations	$1.40	$1.00	$0.62
Income from discontinued operations	0.16	0.26	0.29
Basic earnings per common share	$1.56	$1.25	$0.91
Weighted-average shares outstanding	50,830	42,588	40,934
Diluted earnings per common share:
Income from continuing operations	$1.33	$0.94	$0.59
Income from discontinued operations	0.15	0.24	0.28
Diluted earnings per common share	$1.48	$1.19	$0.87
Weighted-average shares outstanding	53,369	45,015	42,888

Net income	$79,211	$53,429	$37,287
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,433	5,601	(8,460)
Pension and other post retirement plans	17,796	(11,784)	(23,055)
Gain (loss) on cash flow hedge	1,886	7	(289)
Total other comprehensive income (loss), net of taxes	26,115	(6,176)	(31,804)
Comprehensive income	$105,326	$47,253	$5,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$79,211	$53,429	$37,287
Net income from discontinued operations	(7,972)	(10,986)	(11,817)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	52,302	52,100	51,517
Stock-based compensation	20,088	17,580	15,914
Asset impairment charges - restructuring	6,655	4,692	—
Provision for losses on accounts receivable	501	1,332	535
Amortization of deferred financing costs and debt discounts	2,640	3,661	5,393
Loss from debt extinguishment	—	7,925	—
Deferred income tax	13,763	2,122	(5,465)
(Gain)/ loss on sale/disposal of assets and investments	231	(287)	(179)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable	(7,002)	(72,565)	13,422
(Increase) decrease in inventories	(154,515)	23,262	(31,775)
Increase in prepaid and other assets	(9,598)	(15,878)	(4,456)
Increase in accounts payable, accrued liabilities and income taxes payable	72,894	40,399	19,615
Other changes, net	1,834	1,017	355
Net cash provided by operating activities - continuing operations	71,032	107,803	90,346
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(36,951)	(41,168)	(34,869)
Acquired business, net of cash acquired	(2,242)	(10,531)	(9,219)
Investment purchases	(17,211)	(130)	(149)
Payments from sale of business	—	—	(9,500)
Insurance payments	—	—	(10,604)
Proceeds from sale of property, plant and equipment	237	352	280
Net cash used in investing activities - continuing operations	(56,167)	(51,477)	(64,061)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Proceeds from issuance of common stock	—	178,165	—
Dividends paid	(17,139)	(14,529)	(13,676)
Purchase of shares for treasury	(3,357)	(7,479)	(1,478)
Proceeds from long-term debt	20,912	1,240,080	201,748
Payments of long-term debt	(27,833)	(1,308,915)	(218,248)
Change in short-term borrowings	—	—	(366)
Financing costs	(571)	(17,384)	(1,090)
Contingent consideration for acquired businesses	—	(1,733)	(1,686)
Other, net	(257)	(15)	(180)
Net cash provided by (used) in financing activities - continuing operations	(28,245)	68,190	(34,976)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	40,737	26,206	21,489
Net cash provided by (used in) investing activities	6,751	(7,387)	(10,492)
Net cash provided by discontinued operations	47,488	18,819	10,997
Effect of exchange rate changes on cash and equivalents	(3,544)	2,377	313
NET INCREASE IN CASH AND EQUIVALENTS	30,564	145,712	2,619
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	218,089	72,377	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$248,653	$218,089	$72,377
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$60,781	$63,139	$63,580
Cash paid for taxes	41,216	21,016	25,339

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	37,287	—	—	—	—	37,287
Cumulative catch-up adjustment related to adoption of ASC 606	—	—	—	(5,618)	—	—	—	—	(5,618)
Dividends	—	—	—	(13,676)	—	—	—	—	(13,676)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	86	(1,106)	—	—	(1,106)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,726	2,726
Common stock acquired	—	—	—	—	37	(372)	—	—	(372)
Equity awards granted, net	1,255	314	(314)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,512	—	—	—	—	—	1,512
Stock-based compensation	—	—	13,285	—	—	—	—	—	13,285
Stock-based consideration	—	—	1,138	—	—	—	—	—	1,138
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31,804)	—	(31,804)
Balance at 9/30/2019	82,775	$20,694	$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—	—	53,429	—	—	—	—	53,429
Dividends	—	—	—	(14,427)	—	—	—	—	(14,427)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	341	(7,479)	—	—	(7,479)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,515	2,515
Common stock issued, net of issuance costs	—	—	46,900	—	(8,700)	130,294	—	—	177,194
Equity awards granted, net	964	241	(241)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,985	—	—	—	—	—	1,985
Stock-based compensation	—	—	14,702	—	—	—	—	—	14,702
Stock-based consideration	—	—	645	—	—	—	—	—	645
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,176)	—	(6,176)
Balance at 9/30/2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	79,211	—	—	—	—	79,211
Dividends	—	—	—	(16,731)	—	—	—	—	(16,731)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	152	(3,357)	—	—	(3,357)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,437	2,437
Equity awards granted, net	636	159	(159)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	2,922	—	—	—	—	—	2,922
Stock-based compensation	—	—	16,410	—	—	—	—	—	16,410
Other comprehensive income, net of tax	—	—	—	—	—	—	26,115	—	26,115
Balance at 9/30/2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to Griffon’s fiscal period ending September 30,

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

On September 27, 2021, Griffon announced it is exploring strategic alternatives, including a sale, for its Defense Electronics segment, which consists of its Telephonics Corporation subsidiary. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless specifically noted. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

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

During 2020, Griffon issued $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”) at par. Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022 (the "2022 Senior Notes").

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has, and could continue, to impact our business and consolidated results of operations and financial condition. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted and are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part 1, Item 1A, “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
Griffon currently conducts its operations through two reportable segments:

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

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

Consolidation

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Earnings per share

Due to rounding, the sum of earnings per share may not equal earnings per share of Net income.

Discontinued operations

For the years ended September 30, 2021, 2020 and 2019, discontinued operations includes the Telephonics business, and the assets and liabilities of discontinued installations business and other discontinued activities which have been segregated from Griffon's continuing operations primarily related to insurance claims, product liability, warranty and environmental reserves. See Note 8, Discontinued Operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, sales, profits and loss recognition for performance obligations satisfied over time, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $65,000 and $55,000 at September 30, 2021 and 2020, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2028 Senior Notes approximated $1,060,000, on September 30, 2021. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,973 at September 30, 2021 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Items Measured at Fair Value on a Recurring Basis

At September 30, 2021 and 2020, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $16,044 ($15,050 cost basis) and $1,703 ($1,000 cost basis), respectively, were included in Prepaid and other current assets on the Consolidated Balance Sheets.

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2021 and 2020, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2021 and 2020, Griffon had $20,000 and $32,000 of Australian dollar contracts at a weighted average rate of $1.27 and $1.41, respectively,which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred gains of $1,710 ($1,197, net of tax) and deferred losses of $168 ($109, net of tax) at September 30, 2021 and 2020, respectively. Upon settlement losses of $(2,204) and $(2,163) were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during 2021 and 2020, respectively. Contracts expire in 29 to 90 days.

At September 30, 2021 and 2020, Griffon had $4,600 and $7,900, respectively, of Canadian dollar contracts at a weighted average rate of $1.26 and $1.32. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains (losses) of $38 and $(92) were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2021 and 2020, respectively. Realized (losses) gains of $(381) and $189, were recorded in Other income during 2021 and 2020, respectively. Contracts expire in 30 to 360 days.

At September 30, 2021, Griffon did not have Great Britain Pound contracts outstanding and had $5,400 of Great Britain Pound contracts at a weighted average rate of $0.77 at September 31, 2020. These contracts, which protect U.K. operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting; fair value (losses) gains of $30 and $39 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2021 and September 30, 2020. Realized losses of $494 were recorded in Other income during the year ended September 30, 2021. There were no realized gains or losses recorded for these contracts during the year ended September 30, 2020.

Pension plan assets with a fair value of $160,523 at September 30, 2021, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were gains (losses) of $6,433 and $5,601 for 2021 and 2020, respectively. As of September 30, 2021 and 2020, the foreign currency translation components of Accumulated other comprehensive loss were $19,250 and $25,683, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income as a component of Other income (expense).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Revenue recognition

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

The Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.

Refer to Note 2 - Revenue for a discussion of our revenue recognition practices for each of our reportable segments.

Accounts receivable, expected loss allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, Home Depot was 19%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Trade receivables are recorded at the stated amount, less expected loss allowance for doubtful accounts and, when appropriate, for customer program reserves and cash discounts. The expected loss allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency). The expected loss allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected loss allowance for doubtful accounts is recorded in Selling, general and administrative ("SG&A") expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2021 and 2020 were $49,833 and $44,439, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, HBP produces residential and commercial sectional garage doors, commercial rolling steel door and grille products, and CPP produces long-handled tools and landscaping products, and storage and organizational products, both in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2021, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $42,741, $42,614 and $42,124 in 2021, 2020 and 2019, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $14,362, $13,944 and $13,314 in 2021, 2020 and 2019, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $1,592, $2,098 and $2,410 for the years ended September 30, 2021, 2020 and 2019, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2021 was approximately $261,101.

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

We had two reporting units as of September 30, 2021 and three reporting units as of September 30, 2020, which are our operating segments. The change in reporting units was a result of classifying our Defense Electronics segment as a discontinued operation as of September 30, 2021.We use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangibles for impairment. When determining the approach to use, we consider the current facts and circumstances of each reporting unit, as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessment. In addition, our qualitative approach evaluates industry and market conditions and various events impacting a reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment in which our reporting units operate and other reporting unit specific events and circumstances. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is necessary, we use the income approach methodology of valuation that includes the present value of expected future cash flows.

We performed a quantitative annual impairment test as of September 30, 2019, and a quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using discounted future cash flows for each reporting unit, which did not result in impairments to goodwill. The more significant assumptions used for the impairment test as of March 31, 2020 were a five-year cash flow projection and a 3.0% terminal value to which discount rates between 7.1% and 9% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization.

We performed a qualitative assessment as of September 30, 2021 and 2020, as the estimated fair values of each reporting unit significantly exceeded the carrying value based on our most recent quantitative assessment, which was performed as of March

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

31, 2020. Our qualitative assessment determined that indicators that the fair value of each reporting unit was less than the carrying value were not present. In addition, we performed a qualitative assessment as of September 30 2021 of the Defense Electronics discontinued operation goodwill and determined that an indicator that the fair value was less than the carrying value of the business was not present.

With respect to indefinite-lived intangibles we performed a quantitative annual impairment test as of September 30, 2019, and a quantitative impairment test as of March 31, 2020, to assess the impact of the global outbreak of COVID-19, using a relief from royalty method, neither of which did not result in an impairment. We performed a qualitative assessment as of September 30, 2021 and 2020 considering all the above factors and determined that indefinite-lived intangibles fair values were greater than their book values.

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

The Company applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

There were no indicators of impairment during the three years ending September 30, 2021.

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

Research and development costs, shipping and handling costs and advertising costs

Research and development costs are charged to SG&A expense as incurred and amounted to approximately $7,000 in 2021 and $8,000 in 2020 and 2019.

Total shipping and handling costs were $113,700 in 2021, $100,135 in 2020 and $93,700 in 2019, of which $58,100 in 2021, $54,500 in 2020 and $53,500 in 2019 were included in SG&A. Advertising costs, which are expensed as incurred in SG&A, was $19,000 in 2021, $18,000 in 2020 and $18,000 in 2019.

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

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $907, $1,559 and $3,148 during 2021, 2020, and 2019 respectively.

Issued but not yet effective accounting pronouncements

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. Our effective date for adoption of this ASU is our fiscal year beginning October 1, 2021 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and the related disclosures.

New Accounting Standards Implemented

In April 2019, the FASB issued guidance relating to accounting for credit losses on financial instruments, including trade receivables, and derivatives and hedging. This guidance was effective for the Company beginning in fiscal 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

In August 2018, the FASB issued guidance which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This guidance was effective for the Company beginning in fiscal 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

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

In August 2018, the FASB issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted, and was effective for the Company's for the fiscal year ended 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

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
The Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.

A majority of the Company's revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company recognizes revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in either Cost of Goods and Services or Selling, General and Administrative expenses.

The majority of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
Payment terms vary depending on the type and location of the customer and the products or services offered. Generally, the period between the time revenue is recognized and the time payment is due is not significant. Shipping and handling charges are not considered a separate performance obligation. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
Discontinued Operations: Revenue from Defense Electronics
Performance obligations are recognized over time and relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within DE . Revenue recognized over time is generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion (cost-to-cost method) is an appropriate measure of progress towards satisfaction of performance obligations recognized over time, as it most accurately depicts the progress of our work and transfer of control to our customers.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 3 — ACQUISITIONS

Griffon continually evaluates potential acquisitions that either strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Griffon has completed a number of acquisitions that have been accounted for as business combinations , in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition and have resulted in the recognition of goodwill . The operating results of the business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition; in each instance, Griffon is in the process of finalizing the initial purchase price allocation unless otherwise noted.

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

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the U.K. market and increases its in-country operational footprint. The purchase price was finalized and goodwill of GBP 3,449 and acquired intangible assets of GBP 3,454, was assigned to the CPP segment and is deductible for tax purposes. The purchase price was also allocated to inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 3,765,

During the year ended September 30, 2021, acquisition related costs were de minimis. During the year ended September 30, 2020, SG&A included acquisition costs of $2,960. There were no acquisition-related costs in 2019.

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2021	At September 30, 2020
Raw materials and supplies	$133,684	$110,696
Work in process	48,531	38,011
Finished goods	290,579	171,481
Total	$472,794	$320,188

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2021	At September 30, 2020
Land, building and building improvements	$164,486	$165,086
Machinery and equipment	520,110	493,146
Leasehold improvements	39,913	38,435
	724,509	696,667
Accumulated depreciation and amortization	(431,887)	(399,583)
Total	$292,622	$297,084
Except as described in Note 10, Restructuring Charges, no event or indicator of impairment occurred during the year ended September 30, 2021 which would require additional impairment testing of property, plant and equipment.

NOTE 6 – CREDIT LOSSES

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2020	$8,178
Provision for expected credit losses	795
Amounts written off charged against the allowance	(393)
Other, primarily foreign currency translation	207
Ending Balance, September 30, 2021	$8,787

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

Griffon had two reporting units at September 30, 2021 and three reporting units at September 30, 2020, which are our operating segments. The change in reporting units was a result of classifying the Defense Electronics segment as a discontinued operation as of September 30, 2021. Refer to Note 1, for additional information on the Company's Goodwill and Goodwill and indefinite-lived intangibles annual impairment testing.

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2021:

	At September 30, 2019	Goodwill from acquisitions (a)	Foreign currency translation adjustments	At September 30, 2020	Goodwill from acquisitions (a)	Foreign currency translation adjustments	At September 30, 2021
Consumer and Professional Products	$227,269	$4,451	$1,125	$232,845	$784	$1,266	$234,895
Home and Building Products	191,253	—	—	191,253	—	—	191,253
Total	$418,522	$4,451	$1,125	$424,098	$784	$1,266	$426,148
(a) The increase in the CPP segment was due to the acquisitions of Apta in 2020 and Quatro in 2021.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2021			At September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$187,732	$75,794	23	$184,699	$65,417
Unpatented technology	13,429	2,439	13	13,503	2,633
Total amortizable intangible assets	201,161	78,233		198,202	68,050
Trademarks	227,097	—		224,050	—
Total intangible assets	$428,258	$78,233		$422,252	$68,050

The gross carrying amount of intangible assets was impacted by $3,924 related to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $9,561, $9,486 and $9,393 in 2021, 2020 and 2019, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2022 - $9,272; 2023 - $9,198; 2024 - $9,198; 2025 - $9,198 and 2026 - $9,198; thereafter - $76,864.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 8 — DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Year Ended September 30,
	2021	2020	2019
Revenue	$271,060	$340,976	$335,041
Cost of goods and services	232,075	285,022	269,890
Gross profit	38,985	55,954	65,151
Selling, general and administrative expenses	35,532	42,314	39,194
Income from discontinued operations	3,453	13,640	25,957
Other income (expense)
Gain on sale of business	5,291	—	—
Interest income, net	117	4	253
Other, net	36	408	(255)
Total other income (expense)	5,444	412	(2)
Income from discontinued operations before tax	$8,897	$14,052	$25,955

The gain on sale of business relates to the divestiture of the SEG business on December 18, 2020, SEG had sales of approximately $6,713, $31,758, and $27,450 for the years ended 2021, 2020 and 2019.

Income from discontinued operations includes severance charges of approximately $4,300, with $2,100 recognized in fiscal 2020, and the remaining $2,200 recognized in fiscal 2021. In September 2020, the DE Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. These actions reduced headcount by approximately 90 people.

Income from discontinued operations includes charges of $5,601 recorded in fiscal 2021 primarily related to exiting our older weather radar product lines.

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	At September 30,	At September 30,
	2021	2020
CURRENT ASSETS
Accounts receivable, net	42,020	62,127
Contract assets, net of progress payments	72,983	84,426
Inventories	83,970	93,637
Prepaid and other current assets	4,409	5,536
PROPERTY, PLANT AND EQUIPMENT, net	45,371	46,880
OPERATING LEASE RIGHT-OF-USE ASSETS	1,167	7,278
GOODWILL	17,734	18,545
INTANGIBLE ASSETS, net	131	826
OTHER ASSETS	5,629	6,423
Total Assets Held for Sale	$273,414	$325,678
CURRENT LIABILITIES
Accounts payable	60,486	59,724
Accrued liabilities	15,153	20,023
Current portion of operating lease liabilities	287	2,176
LONG-TERM OPERATING LEASE LIABILITIES	867	5,466
OTHER LIABILITIES	3,955	4,972
Total Liabilities Held for Sale	$80,748	$92,361

Installation Services and Other Discontinued Activities

During 2019, Griffon recorded an $11,050 charge ($8,335, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the Plastics divestiture and included an additional reserve for a legacy environmental matter. The following amounts summarize the total assets and liabilities of Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2021	At September 30, 2020
Assets of discontinued operations:
Prepaid and other current assets	$605	$2,091
Other long-term assets	3,424	6,406
Total assets of discontinued operations	$4,029	$8,497

Liabilities of discontinued operations:
Accrued liabilities, current	$3,280	$3,797
Other long-term liabilities	3,794	7,014
Total liabilities of discontinued operations	$7,074	$10,811

At September 30, 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $7,074. The decrease in assets and liabilities were primarily associated with insurance claims receivable and payable.

There was no reported revenue in 2021, 2020 and 2019.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 9 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2021	At September 30, 2020
Compensation	$76,781	$73,262
Interest	4,156	4,371
Warranties and rebates	11,709	14,112
Insurance	10,462	9,552
Rent, utilities and freight	11,212	8,816
Income and other taxes	11,264	14,369
Marketing and advertising	5,157	7,968
Restructuring	682	845
Other	13,678	10,676
Total	$145,101	$143,971

NOTE 10 – RESTRUCTURING CHARGES

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

In the year ended September 30, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $21,418. Cash charges totaled $14,763 and non-cash, asset-related charges totaled $6,655; the cash charges included $3,190 for one-time termination benefits and other personnel-related costs and $11,573 for facility and lease exit costs primarily driven by the consolidation of distribution facilities and system optimization. Non-cash charges of $6,655 predominantly related to inventory of $4,158 that have no recoverable value, and a $1,882 impairment charge related to machinery and equipment that have no recoverable value at one of the Company's owned manufacturing locations.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Since inception of this initiative in fiscal 2020, total cumulative charges totaled $35,087, comprised of cash charges of $23,740 and non-cash, asset-related charges of $11,347; the cash charges included $8,810 for one-time termination benefits and other personnel-related costs and $14,930 for facility exit costs. As a result of these transactions, headcount was reduced by 400.
A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations were as follows:

	For the Year Ended
	September 30, 2021	September 30, 2020
Cost of goods and services	$7,923	$4,159
Selling, general and administrative expenses	13,495	9,510
Total restructuring charges	$21,418	$13,669

	For the Year Ended
	September 30, 2021	September 30, 2020
Personnel related costs	$3,190	$5,620
Facilities, exit costs and other	11,573	3,357
Non-cash facility and other	6,655	4,692
Total	$21,418	$13,669

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
Charges	5,620	3,357	4,692	13,669
Payments	(5,039)	(3,093)	—	(8,132)
Non-cash charges (1)	—	$—	(4,692)	(4,692)
Accrued liability at September 30, 2020	$581	$264	$—	$845
Charges	3,190	11,573	6,655	21,418
Payments	(3,353)	(11,573)	—	(14,926)
Non-cash charges (1)	—		(6,655)	(6,655)
Accrued liability at September 30, 2021	$418	$264	$—	$682
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets in connection with certain facility closures.

NOTE 11 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2021	2020
Balance, beginning of period	$6,268	$2,814
Warranties issued and changes in estimated pre-existing warranties	15,560	16,291
Actual warranty costs incurred	(14,010)	(12,837)
Balance, end of period	$7,818	$6,268

NOTE 12 — LONG-TERM DEBT

Debt at September 30, 2021 and 2020 consisted of the following:

		At September 30, 2021
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$315	$(13,293)	$987,022	5.75%
Revolver due 2025	(b)	13,483	—	(1,718)	11,765	Variable
Finance lease - real estate	(c)	14,594	—	(4)	14,590	Variable
Non U.S. lines of credit	(d)	3,012	—	(17)	2,995	Variable
Non U.S. term loans	(d)	25,684	—	(91)	25,593	Variable
Other long term debt	(e)	3,733	—	(15)	3,718	Variable
Totals		1,060,506	315	(15,138)	1,045,683
less: Current portion		(12,486)	—	—	(12,486)
Long-term debt		$1,048,020	$315	$(15,138)	$1,033,197

		At September 30, 2020
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$363	$(15,376)	$984,987	5.75%
Revolver due 2025	(b)	12,858	—	(2,209)	10,649	Variable
Finance lease - real estate	(c)	17,218	—	(30)	17,188	Variable
Non U.S. lines of credit	(d)	—	—	(30)	(30)	Variable
Non U.S. term loans	(f)	31,086	—	(160)	30,926	Variable
Other long term debt	(g)	3,260	—	(16)	3,244	Variable
Totals		1,064,422	363	(17,821)	1,046,964
less: Current portion		(9,922)	—	—	(9,922)
Long-term debt		$1,054,500	$363	$(17,821)	$1,037,042

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for 2021, 2020 and 2019.

		Year Ended September 30, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,500	$(48)	$2,084	$59,536
Revolver due 2025	(b)	Variable	1,078	—	491	1,569
Finance lease - real estate	(c)	5.65%	875	—	25	900
Non U.S. lines of credit	(d)	Variable	15	—	15	30
Non U.S. term loans	(d)	Variable	655	—	71	726
Other long term debt	(e)	Variable	443	—	2	445
Capitalized interest			(31)	—	—	(31)
Totals			$60,535	$(48)	$2,688	$63,175

		Year Ended September 30, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.90%	$32,511	$—	$1,072	$33,583
Senior notes due 2022	(a)	5.67%	$22,816	$122	$1,735	$24,673
Revolver due 2025	(b)	Variable	5,866	—	635	6,501
Finance lease - real estate	(c)	4.45%	386	—	25	411
Non U.S. lines of credit	(d)	Variable	12	—	15	27
Non U.S. term loans	(d)	Variable	975	—	55	1,030
Other long term debt	(e)	Variable	445	—	2	447
Capitalized interest			(128)	—	—	(128)
Totals			$62,883	$122	$3,539	$66,544

		Year Ended September 30, 2019
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	$52,500	$270	$3,803	$56,573
Revolver due 2025	(b)	Variable	6,998	—	980	7,978
Finance lease - real estate	(c)	6.7%	372	—	25	397
Non U.S. lines of credit	(d)	Variable	19	—	15	34
Non U.S. term loans	(d)	Variable	1,592	—	109	1,701
Other long term debt	(e)	Variable	640	—	5	645
ESOP Loans	(f)	6.3%	937	—	186	1,123
Capitalized interest			(139)	—	—	(139)
Totals			$62,919	$270	$5,123	$68,312

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Minimum payments under debt agreements for the next five years are as follows: $16,724 in 2022, $17,267 in 2023, $1,888 in 2024, $15,296 in 2025, $1,892 in 2026 and $1,007,439 thereafter.

(a)On June 22, 2020, in an unregistered offering through a private placement, Griffon completed the add-on offering of $150,000 principal amount of its 5.75% senior notes due 2028, at 100.25% of par, to Griffon's previously issued $850,000 principal amount of its 5.75% senior notes due 2028, at of par, completed on February 19, 2020 (collectively, the "Senior Notes"). Proceeds from the Senior Notes were used to redeem the $1,000,000 of 5.25% senior notes due 2022 (the "2022 Senior Notes"). As of September 30, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On April 22, 2020 and August 3, 2020, Griffon exchanged substantially all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, as amended (the "Securities Act"), via an exchange offer. The fair value of the 2028 Senior Notes approximated $1,060,000 on September 30, 2021 based upon quoted market prices (level 1 inputs).

    In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at September 30, 2021, $13,293 remained to be amortized. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged. Additionally, Griffon recognized a $7,925 loss on the early extinguishment of debt of the 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense.

(b)    On January 30, 2020, Griffon amended its Credit Agreement to increase the maximum borrowing availability from $350,000 to $400,000, extend its maturity from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $100,000; and a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits the Company to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed up to an additional $100,000.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans and 1.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2021, under the Credit Agreement, there were $13,483 in outstanding borrowings; outstanding standby letters of credit were $15,590; and $370,927 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease in the first fiscal quarter of 2022. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2021, $14,590 was outstanding, net of issuance costs. Refer to Note 21 - Leases for further details.

(d)    In November 2012, Garant G.P. (“Garant”), a Griffon subsidiary, entered into a CAD 15,000 ($11,798 as of September 30, 2021) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.38% LIBOR USD and 1.51% Bankers Acceptance Rate CDN as of September 30, 2021 and September 29, 2021, respectively). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2021, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,798 as of September 30, 2021) available for borrowing.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.01% at September 30, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000 from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of September 30, 2021, the term loan had an outstanding balance of AUD 10,875 ($7,847 as of September 30, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (1.97% and 1.41%, respectively, at September 30, 2021). At September 30, 2021, there were no borrowings outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The term loan and mortgage loan accrue interest at the GBP LIBOR Rate plus 1.8% (1.85% at September 30, 2021, respectively). The revolving facility matures in June 2022, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 3.25% (3.35% as of September 30, 2021). As of September 30, 2021, the revolver had an outstanding balance of GBP 2,234 ($3,012 as of September 30, 2021), while the term and mortgage loan balances amounted to GBP 13,229 ($17,837 as of September 30, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(g) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of financing leases.
(f)    In August 2016 and as amended on June 30, 2017, Griffon’s ESOP entered into a Term Loan with a bank (the "ESOP Agreement"). The Term Loan interest rate was LIBOR plus 3.00%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw under its Credit Agreement. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $620, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2021 was $27,368.
At September 30, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 13 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $8,576 in 2021, $6,855 in 2020 and $7,097 in 2019.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,678 and $1,833 as of September 30, 2021 and 2020. The accumulated other comprehensive income (loss) for these plans was $(118) and ($196) as of September 30, 2021 and 2020, respectively, and the 2021 and 2020 benefit expense was $35 and $46, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2021 and 2020. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

The Clopay AMES Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $907, $1,559 and $3,148 during 2021, 2020, and 2019 respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2021	2020	2019	2021	2020	2019
Net periodic (benefits) costs:
Interest cost	$2,816	$4,267	$5,778	$162	$335	$503
Expected return on plan assets	(10,177)	(10,343)	(10,331)	—	—	—
Amortization of:
Prior service costs	—	—	—	—	14	14
Actuarial loss	5,776	3,769	630	516	399	258
Total net periodic (benefits) costs	$(1,585)	$(2,307)	$(3,923)	$678	$748	$775

The tax benefits in 2021, 2020 and 2019 for the amortization of pension costs in Other comprehensive income (loss) were $270, $878 and $221, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2021	2020	2019	2021	2020	2019
Discount rate	2.30%	2.92%	4.10%	1.69%	2.64%	3.99%
Expected return on assets	6.75%	7.00%	7.00%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$183,003	$177,797	$16,070	$16,180
Interest cost	2,816	4,267	162	335
Benefits paid	(10,743)	(10,747)	(1,936)	(1,939)
Actuarial (gain) loss	(4,571)	11,686	479	1,494
Benefit obligation at end of fiscal year	170,505	183,003	14,775	16,070
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	147,145	145,610	—	—
Actual return on plan assets	23,199	4,261	—	—
Company contributions	922	8,021	1,936	1,939
Benefits paid	(10,743)	(10,747)	(1,936)	(1,939)
Fair value of plan assets at end of fiscal year	160,523	147,145	—	—
Projected benefit obligation in excess of plan assets	$(9,982)	$(35,858)	$(14,775)	$(16,070)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(1,884)	$(1,891)
Other liabilities (long-term)	(9,982)	(35,858)	(12,890)	(14,179)
Total Liabilities	(9,982)	(35,858)	(14,774)	(16,070)
Net actuarial losses	38,296	61,666	7,662	7,700
Prior service cost	—	—	—	—
Deferred taxes	(8,042)	(12,950)	(1,609)	(1,617)
Total Accumulated other comprehensive loss, net of tax	30,254	48,716	6,053	6,083
Net amount recognized at September 30,	$20,272	$12,858	$(8,721)	$(9,987)
Accumulated benefit obligations	$170,505	$183,003	$14,775	$16,070
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$170,505	$183,003	$14,775	$16,070
PBO	170,505	183,003	14,775	16,070
Fair value of plan assets	160,523	147,145	—	—

Actuarial gains as of September 30, 2021 were primarily the result of the actual return on assets versus the expected return on assets. Actuarial gains also resulted from the increase in the discount rate and the change in the mortality assumption for valuing the Projected Benefit Obligation. Actuarial losses as of September 30, 2020 were primarily the result of the decrease in the discount rate.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2021	2020	2021	2020
Weighted average discount rate	2.58%	2.30%	1.94%	1.69%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2022	$10,909	$1,884
2023	10,902	1,765
2024	10,876	1,641
2025	10,803	1,513
2026	10,789	1,383
2027 through 2031	51,669	4,965

During 2022, Griffon expects to contribute $1,884 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon expects to contribute $953 to the Defined Benefit plan in 2022.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2021 was 98.7%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2022 catch up contributions is $198.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2021	2020	Target
Cash and equivalents	1.2%	0.4%	—%
Equity securities	52.5%	48.5%	63.0%
Fixed income	26.9%	31.9%	37.0%
Other	19.4%	19.2%	—%
Total	100.0%	100.0%	100.0%

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$1,867	$—	$—	$1,867
Government agency securities	32,217	4,608	—	36,825
Debt instruments	1,063	2,706	—	3,769
Equity securities	84,129	—	—	84,129
Commingled funds	—	—	11,286	11,286
Limited partnerships and hedge fund investments	—	19,823	—	19,823
Other Securities	2,379	160	—	2,539
Subtotal	$121,655	$27,297	$11,286	$160,238
Accrued income and plan receivables				285
Total				$160,523

At September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$600	$—	$—	$600
Government and agency securities	33,675	6,136	—	39,811
Debt instruments	179	2,722	—	2,901
Equity securities	68,987	—	—	68,987
Commingled funds	—	—	9,362	9,362
Limited partnerships and hedge fund investments	—	17,867	—	17,867
Other Securities	2,488	163	—	2,651
Subtotal	$105,929	$26,888	$9,362	$142,179
Accrued income and plan receivables				4,966
Total				$147,145

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table represents level 3 significant unobservable inputs for the years ended September 30, 2021 and 2020:

Significant Unobservable Inputs (Level 3)

As of October 1, 2020	$8,776
Purchases, issuances and settlements	—
Gains and losses	586
As of September 30, 2020	9,362
Purchases, issuances and settlements	—
Gains and losses	1,924
As of September 30, 2021	$11,286

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $290 for the plan year ended September 30, 2021), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $3,678 in 2021, $2,878 in 2020 and $2,629 in 2019. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2021 and 2020 based on the closing stock price of Griffon’s stock was $45,571 and $40,217, respectively. The ESOP shares were as follows:

	At September 30,
	2021	2020
Allocated shares	3,322,355	3,301,448
Unallocated shares	1,852,492	2,058,187
Total	5,174,847	5,359,635

NOTE 14 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2021	2020	2019
Domestic	$57,059	$28,530	$23,437
Non-U.S.	54,120	40,175	22,786
	$111,179	$68,705	$46,223

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2021	2020	2019
Current	$26,177	$24,140	$26,218
Deferred	13,763	2,122	(5,465)
Total	$39,940	$26,262	$20,753
U.S. Federal	$14,577	$7,897	$8,973
State and local	7,132	7,223	5,499
Non-U.S.	18,231	11,142	6,281
Total provision	$39,940	$26,262	$20,753

Differences between the effective income tax rate applied to Income before taxes from continuing operations and the U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2021	2020	2019
U.S. Federal income tax provision rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	4.7%	7.8%	9.1%
Non-U.S. taxes - foreign permanent items and taxes	3.0%	4.2%	3.1%
Change in tax contingency reserves	0.2%	0.2%	(1.1)%
Impact of foreign rate change on deferred tax balances	2.8%	—%	—%
Tax Reform-Repatriation of Foreign Earnings and GILTI	0.4%	0.3%	1.6%
Change in valuation allowance	0.4%	(2.6)%	5.0%
Other non-deductible/non-taxable items, net	0.4%	1.3%	5.9%
Non-deductible officer's compensation	4.0%	5.4%	8.2%
Research and U.S. foreign tax credits	(0.1)%	1.4%	(6.4)%
Share based compensation	(2.0)%	—%	0.6%
Other	1.1%	(0.8)%	(2.1)%
Effective tax provision (benefit) rate	35.9%	38.2%	44.9%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2021	2020
Deferred tax assets:
Bad debt reserves	$2,066	$3,980
Inventory reserves	11,298	9,371
Deferred compensation (equity compensation and defined benefit plans)	10,598	18,904
Compensation benefits	5,269	5,499
Insurance reserve	2,183	1,918
Warranty reserve	3,761	3,981
Lease liabilities	39,378	43,045
Net operating loss	10,706	9,618
Tax credits	7,198	7,031
Capital loss carryback	2,533	2,205
Other reserves and accruals	7,474	6,094
	102,464	111,646
Valuation allowance	(10,425)	(9,824)
Total deferred tax assets	92,039	101,822
Deferred tax liabilities:
Goodwill and intangibles	(46,585)	(44,051)
Property, plant and equipment	(53,817)	(48,172)
Right-of-use assets	(38,511)	(41,747)
Other	(1,232)	(634)
Total deferred tax liabilities	(140,145)	(134,604)
Net deferred tax liabilities	$(48,106)	$(32,782)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2021	2020
Other assets	$323	$614
Other liabilities	(49,289)	(34,356)
Liabilities of discontinued operations	860	960
Net deferred liability	$(48,106)	$(32,782)

In 2021, the increase in the valuation allowance of $601 is primarily the result of foreign net operating losses and generation of state tax credits which will not be recognized, partially offset by the expiration of foreign tax credits during the year. In 2020, the decrease in valuation allowance of $999 is primarily due to the expiration of foreign tax credits during the year.

At both September 30, 2021 and 2020, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. As of September 30, 2021, we have approximately $143,058 of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. The Company continues to reinvest the undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion in the future. Outside basis differences were impractical to account for at this time and are currently considered as being permanent in duration.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2021, Griffon had no loss carryforwards for U.S. tax purposes and $8,332 for non-U.S. tax purposes. At September 30, 2020, Griffon had no loss carryforwards for U.S. tax purposes and $9,671 for non-U.S. tax purposes. The non-U.S. loss carryforwards expire in varying amounts beginning in 2027 to indefinite carryfoward.

At September 30, 2021 and 2020, Griffon had state and local loss carryforwards of $139,894 and $124,191, respectively, which expire in varying amounts through 2040.

At September 30, 2021 and 2020, Griffon had federal tax credit carryforwards of $5,933 and $5,954, respectively, which expire in varying amounts through 2035.

At September 30, 2021 and 2020, Griffon had capital loss carryovers for U.S. tax purposes of $10,327 and $10,500, respectively, which expire in varying amounts through 2026. The losses were generated in September 30, 2021 and September 30, 2019 tax years. The carryovers are available for three-year carryback or five-year carryforward periods.

We believe it is more likely than not that the benefit from certain federal and state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2021 and 2020 of $10,425 and $9,824, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
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

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2019	$4,061
Additions based on tax positions related to the current year	125
Additions based on tax positions related to prior years	20
Reductions based on tax positions related to prior years	(3)
Lapse of Statutes	(23)
Balance at September 30, 2020	$4,180
Additions based on tax positions related to the current year	180
Additions based on tax positions related to prior years	24
Lapse of Statutes	(7)
Settlements	—
Balance at September 30, 2021	$4,377

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $1,106. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2021 and 2020, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $100 and $77, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2021, 2020 and 2019, the Company declared and paid cash dividends totaling $0.32 per share, $0.30 per share and $0.29 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September, 30, 2021, accrued dividends were $2,920.

On November 15, 2021, the Board of Directors declared a cash dividend of $0.09 per share, payable on December 16, 2021 to shareholders of record as of the close of business on November 29, 2021.

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
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. As of September 30, 2021, there are no stock options outstanding. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares of underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2021, 488,376 shares were available for grant.

Compensation expense for restricted stock, including restricted stock units, is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to two senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within Selling, general and administrative expenses.

The following table summarizes the Company’s compensation expense relating to all stock-based compensation plans:

	For the Years Ended September 30,
	2021	2020	2019
Restricted stock	$16,410	$14,702	$13,285
ESOP	3,678	2,878	2,629
Total stock based compensation	$20,088	$17,580	$15,914

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

A summary of restricted stock activity, inclusive of restricted stock units, for 2021 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2020	3,685,590	$14.30
Granted	1,287,330	19.61
Vested	(498,333)	21.33
Forfeited	(608,534)	16.40
Unvested at September 30, 2021	3,866,053	15.32

The fair value of restricted stock which vested during 2021, 2020, and 2019 was $10,627, $17,889 and $4,748, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $29,686 at September 30, 2021 and will be recognized over a weighted average vesting period of 2.5 years.

At September 30, 2021, a total of approximately 4,354,429 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2021, Griffon granted 1,242,906 shares of restricted stock and restricted stock units to its employees. This included 226,811 restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $5,500, or a weighted average fair value of $24.25 per share. Furthermore, this included 488,095 restricted stock awards granted to six executives, with vesting periods ranging from 34 months to 60 months, with a total fair value of $10,836, or a weighted average fair value of $22.20 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $7,824, or a weighted average fair value of $14.82 per share. Additionally, Griffon granted 44,424 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $1,080, or a weighted average fair value of $24.31 per share.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2020, Griffon did not purchase shares of common stock under these repurchase programs. At September 30, 2021 an aggregate of $57,955 remains under Griffon's Board authorized repurchase authorizations.

During the year ended September 30, 2021, 152,435 shares, with a market value of $3,222, or $21.14 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2021, an additional 6,507 shares, with a market value of $135, or $20.75 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $235,148, $142,044 and $143,523 for the years ended September 30, 2021, 2020 and 2019, respectively. Aggregate future minimum purchase obligations at September 30, 2021 are $255,661 in 2021, $38,581 in 2022, $0 in 2023, $0 in 2024 and $0 in 2025.

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

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company, and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site. One of Griffon’s insurers is defending Lightron, ISCP and Griffon subject to a reservation of rights.

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, New York was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required AMES to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2011, remediation of chlorinated solvents in the groundwater was completed to the satisfaction of DEC. In June 2020, AMES completed the remediation required by the Record of Decision issued by DEC in 2019 ("ROD") and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. While AMES was implementing the remediation required by the ROD, DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. AMES investigated the on-site area and has completed remediation of that small area under a workplan approved by DEC. AMES also completed a workplan approved by DEC to investigate the areas adjacent to the site perimeter. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. AMES’ insurer has accepted AMES’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

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

NOTE 17 – EARNINGS PER SHARE

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

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2021, 2020 and 2019:

	2021	2020	2019
Common shares outstanding	56,613	56,130	46,806
Unallocated ESOP shares	(1,852)	(2,058)	(2,259)
Non-vested restricted stock	(3,601)	(3,556)	(3,420)
Impact of weighted average shares	(330)	(7,928)	(193)
Weighted average shares outstanding - basic	50,830	42,588	40,934
Incremental shares from stock based compensation	2,539	2,427	1,954
Weighted average shares outstanding - diluted	53,369	45,015	42,888

Anti-dilutive shares were not material. Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 18 — REPORTABLE SEGMENTS

Griffon conducts its operations through two reportable segments, as follows:

•Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

On September 27, 2021, Griffon announced it is exploring strategic alternatives, including a sale, for its Defense Electronics segment, which conducts its operations through Telephonics Corporation ("Telephonics"). As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the Consolidated Balance Sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless specifically noted. Telephonics, founded in 1933, is a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2021	2020	2019

Consumer and Professional Products	$1,229,518	$1,139,233	$1,000,608
Home and Building Products	1,041,108	927,313	873,640
Defense Electronics	271,060	340,976	$335,041
Subtotal	$2,541,686	$2,407,522	$2,209,289
Less: Defense Electronics	(271,060)	(340,976)	(335,041)
Total revenue	$2,270,626	$2,066,546	$1,874,248

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations:

	For the Years Ended September 30,
	2021	2020	2019
Segment Adjusted EBITDA:
Consumer and Professional Products	$115,673	$104,053	$90,677
Home and Building Products	181,015	153,631	120,161
Defense Electronics	20,486	25,228	35,104
Subtotal	317,174	282,912	245,942
Less: Defense Electronics	(20,486)	(25,228)	(35,104)
Segment Adjusted EBITDA	296,688	257,684	210,838
Unallocated amounts, excluding depreciation	(49,054)	(48,262)	(47,231)
Adjusted EBITDA	247,634	209,422	163,607
Net interest expense	(62,735)	(65,795)	(67,513)
Depreciation and amortization	(52,302)	(52,100)	(51,517)
Restructuring charges	(21,418)	(13,670)	—
Loss from debt extinguishment	—	(7,925)	—
Acquisition contingent consideration	—	1,733	1,646
Acquisition costs	—	(2,960)	—
Income before taxes from continuing operations	$111,179	$68,705	$46,223

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2021	2020	2019
Segment:
Consumer and Professional Products	$34,433	$32,788	$32,289
Home and Building Products	17,370	18,361	18,334
Defense Electronics	10,762	10,645	10,667
Subtotal	62,565	61,794	61,290
Less: Defense Electronics	(10,762)	(10,645)	(10,667)
Total segment depreciation and amortization	51,803	51,149	50,623
Corporate	499	951	894
Total consolidated depreciation and amortization	$52,302	$52,100	$51,517

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$28,265	$23,321	$17,828
Home and Building Products	8,648	17,499	16,498
Defense Electronics	10,343	7,830	10,492
Subtotal	47,256	48,650	44,818
Less: Defense Electronics	(10,343)	(7,830)	(10,492)
Total segment	36,913	40,820	34,326
Corporate	38	348	543
Total consolidated capital expenditures	$36,951	$41,168	$34,869

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

ASSETS	At September 30, 2021	At September 30, 2020
Segment assets:
Consumer and Professional Products	$1,377,618	$1,255,127
Home and Building Products	666,422	606,785
Total segment assets	2,044,040	1,861,912
Corporate	283,202	252,506
Total continuing assets	2,327,242	2,114,418
Discontinued operations - held for sale	273,414	325,678
Other discontinued operations	4,029	8,497
Consolidated total	$2,604,685	$2,448,593

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019
Residential repair and remodel	$185,896	$173,859	$140,369
Retail	577,839	575,947	528,279
Residential new construction	50,437	59,907	58,709
Industrial	43,411	40,285	45,129
International excluding North America	371,935	289,235	228,122
Total Consumer and Professional Products	1,229,518	1,139,233	1,000,608
Residential repair and remodel	516,995	467,112	439,287
Commercial construction	407,585	354,916	335,339
Residential new construction	116,528	105,285	99,014
Total Home and Building Products	1,041,108	927,313	873,640
Total Revenue	$2,270,626	$2,066,546	$1,874,248

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2021
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Total
United States	$766,150	$986,925	$1,753,075
Europe	123,607	72	123,679
Canada	85,676	44,661	130,337
Australia	244,674	—	244,674
All other countries	9,411	9,450	18,861
Total Revenue	$1,229,518	$1,041,108	$2,270,626

	For the Year Ended September 30, 2020
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Total
United States	$769,100	$877,115	$1,646,215
Europe	85,339	130	85,469
Canada	74,072	38,662	112,734
Australia	203,012	—	203,012
All other countries	7,710	11,406	19,116
Total Revenue	$1,139,233	$927,313	$2,066,546

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Year Ended September 30, 2019
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Total
United States	$690,772	$820,396	$1,511,168
Europe	63,284	109	63,393
Canada	72,327	39,472	111,799
Australia	165,291	16	165,307
All other countries	8,934	13,647	22,581
Total Revenue	$1,000,608	$873,640	$1,874,248

As a percentage of segment revenue, CPP sales to The Home Depot approximated 26%, 27% and 28% in 2021, 2020 and 2019, respectively; HBP sales to The Home Depot approximated 10%, 12% and 13% in 2021, 2020 and 2019, respectively.

As a percentage of Griffon's consolidated revenue, CPP sales to The Home Depot approximated 14% in 2021, and approximated 13% in both 2020 and 2019; HBP sales to The Home Depot approximated 5% in 2021, 2020 and 2019.

NOTE 19 – OTHER INCOME (EXPENSE)

For the year ended September 30, 2021, 2020 and 2019, Other income (expense) from continuing operations of $3,331, $2,885 and $5,230, respectively, includes $81, $915 and $438, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $283, $184 and $(40), respectively, of net gains or (losses) on investments, and $907 and $1,559 and $3,148, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $1,848 in 2021, 2020 and 2019.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2021			2020			2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,433	$—	$6,433	$5,601	$—	$5,601	$(8,460)	$—	$(8,460)
Pension and other defined benefit plans	22,583	(4,787)	17,796	(14,955)	3,171	(11,784)	(30,581)	7,526	(23,055)
Cash flow hedge	2,694	(808)	1,886	10	(3)	7	(413)	124	(289)
Total other comprehensive income (loss)	$31,710	$(5,595)	$26,115	$(9,344)	$3,168	$(6,176)	$(39,454)	$7,650	$(31,804)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2021	2020
Foreign currency translation	$(19,250)	$(25,683)
Pension and other defined benefit plans	(28,802)	(46,598)
Cash flow hedge	2,075	189
Total	$(45,977)	$(72,092)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2021	2020	2019
Net income	$79,211	$53,429	$37,287
Other comprehensive income (loss), net of taxes	26,115	(6,176)	(31,804)
Comprehensive income (loss)	$105,326	$47,253	$5,483

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2021	2020	2019
Pension amortization	$(6,292)	$(4,182)	$(902)
Cash flow hedges	(2,204)	(2,163)	1,361
Total before tax	(8,496)	(6,345)	459
Tax	1,784	1,332	(96)
Net of tax	$(6,712)	$(5,013)	$363

NOTE 21 — LEASES

In February 2016, the FASB issued an Accounting Standards Update (ASU 2016-02) related to the accounting and financial statement presentation for leases. This new guidance requires a lessee to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet, with an election to exempt leases with a term of twelve months or less. The Company adopted the requirements of the new standard as of October 1, 2019 and applied the modified retrospective approach, whereby the cumulative effect of adoption is recognized as of the date of adoption and comparative prior periods are not retrospectively adjusted. As a result, upon adoption, we recognized ROU assets of $163,552 and lease liabilities of $163,676 associated with our operating leases. The standard had no material impact to retained earnings or on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected a practical expedient to determine the reasonably certain lease term.

The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment. In connection with the Company's restructuring activities, during the year ended September 30, 2020, a $1,968 impairment charge was recorded related to a facility’s operating lease as well as $671 and of leasehold improvements made to the leased facility that have no recoverable value. See Note 10, Restructuring Charges.

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

	For the Year Ended
	September 30, 2021	September 30, 2020
Fixed (a)	$38,362	$36,155
Variable (a), (b)	7,573	7,178
Short-term (b)	4,210	5,470
Total	$50,145	$48,803
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Fixed rent expense for all operating leases totaled approximately $34,816 in 2019.

Supplemental cash flow information were as follows:

	For the Year Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,444	$48,141
Financing cash flows from finance leases	3,815	4,122
Total	$47,259	$52,263

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	At September 30, 2021	At September 30, 2020
Operating Leases:
Right of use assets:
Operating right-of-use assets	$144,598	$154,349

Lease Liabilities:
Current portion of operating lease liabilities	$29,881	$29,672
Long-term operating lease liabilities	119,315	130,588
Total operating lease liabilities	$149,196	$160,260

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$16,466	$18,774

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,347	$3,352
Long-term debt, net	14,120	15,339
Total financing lease liabilities	$16,467	$18,691

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

(1) For the years ended September 30, 2021 and 2020, finance lease assets are recorded net of accumulated depreciation of $6,136 and $2,383, respectively.

Two Griffon subsidiaries have finance leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in November 2021 and 2025, respectively, and bear interest at fixed rates of approximately 5.0% and 5.6%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate, which is guaranteed by Griffon, and has a one dollar buyout at the end of the lease. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2021 and 2020, $14,590 and $17,188, respectively, was outstanding, net of issuance costs. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$36,109	$3,174
2023	28,715	2,850
2024	21,545	2,281
2025	19,274	2,119
2026	13,165	2,106
2027	63,921	7,777
Total lease payments	182,729	20,307
Less: Imputed Interest	(33,533)	(3,840)
Present value of lease liabilities	$149,196	$16,467

Average lease terms and discount rates were as follows:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years)
Operating Leases	8.0	8.4
Finance Leases	8.1	8.5

Weighted-average discount rate
Operating Leases	4.48%	4.36%
Finance Leases	5.48%	5.51%

NOTE 22 – SUBSEQUENT EVENTS

On November 15, 2021, the Board of Directors declared a cash dividend of $0.09 per share, payable on December 16, 2021 to shareholders of record as of the close of business on November 29, 2021. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2021, 2020 and 2019
(in thousands)

Description	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2021
Allowance for Doubtful Accounts	$8,178	$795	$(393)	$207	$8,787

Inventory valuation	$18,903	$24,400	$(12,099)	$401	$31,605

Deferred tax valuation allowance	$9,824	$601	$—	$—	$10,425

FOR THE YEAR ENDED SEPTEMBER 30, 2020
Allowance for Doubtful Accounts	$7,588	$5,175	$(4,584)	$(1)	$8,178

Inventory valuation	$15,218	$6,771	$(3,412)	$326	$18,903

Deferred tax valuation allowance	$10,823	$—	$(999)	$—	$9,824

FOR THE YEAR ENDED SEPTEMBER 30, 2019
Allowance for Doubtful Accounts
Allowance for Doubtful Accounts	$6,115	$6,253	$(4,799)	$19	$7,588

Inventory valuation	$15,940	$1,947	$(2,614)	$(55)	$15,218

Deferred tax valuation allowance	$8,520	$2,303	$—	$—	$10,823

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
Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2021 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2021, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Griffon’s assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Griffon’s receipts and expenditures are being made only in accordance with authorizations of Griffon’s management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Griffon’s assets that could have a material effect on the financial statements.

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

Item 9B. Other Information

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2022, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2021. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2021 and 2020
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2021, 2020 and 2019
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2021, 2020 and 2019
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2021, 2020 and 2019
	(E)	Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts
All other schedules are not required and have been omitted.
	(3)	The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signatures page of this Form 10-K.
	(b)	Reference is made to the exhibit index that follows the signatures page of this Form 10-K.

Exhibit Index

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620) and Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-06620)).
3.2	Amended and Restated By-laws (Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 Registration Statement No. 333-109171 (Commission File No. 1-06620)).
4.2	Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 20, 2020 (Commission File No. 1-06620)).
4.3	Registration Rights Agreement, dated as of February 19, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to Current Report on Form 8-K dated February 19, 2020 (Commission File No. 1-06620)).
4.4	Registration Rights Agreement, dated as of June 22, 2020, by and among Griffon Corporation, the Guarantors party thereto and BofA Securities, Inc., as the Representative of the several Initial Purchasers (Exhibit 4.1 to Current Report on Form 8-K dated June 22, 2020 (Commission File No. 1-06620)).
4.5	Underwriting Agreement, dated August 13, 2020, by and among Griffon Corporation, Robert W. Baird & Co. Incorporated and Ronald J. Kramer (Exhibit 1.1 to Current Report on Form 8-K dated August 1, 2020 (Commission File No. 1-06620)).
4.6*	Description of Registrant’s Securities. (Exhibit 4.6 of Annual Report on Form 10-K for the year ended September 30, 2020 (Commission File No. 1-06620)).
10.1**	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
10.2	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).
10.3**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.4**	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).
10.5**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).
10.6**	Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.7**	Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. (Commission File No. 1-06620)).
10.8**	Offer Letter, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.9**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.10**	Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).
10.11**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.12**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.13**	Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).
10.14**	Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (Annex B to Griffon's Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).

Exhibit No.
10.15**	Amendment No. 2 to the 2016 Equity Incentive Plan (incorporated by reference to Annex B to Griffon’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2019 (Commission File No. 1-06620)).
10.16**	Amended and Restated 2016 Performance Bonus Plan, dated as January 29, 2020 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.17**	Griffon Corporation Director Compensation Program, Amended and Restated as of January 30, 2020 (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.18	Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.1 to Current Report on Form 8-K dated March 22, 2016 (Commission File No. 1-06620)).
10.19	First Amendment, dated as of June 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).
10.2	Second Amendment, dated as of October 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.3 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-06620)).
10.21	Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019 (Commission File No. 1-06620)).
10.22	Fourth Amendment, dated as of May 31, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 1, 2018 (Commission File No. 1-06620)).
10.23	Fifth Amendment, dated as of February 22, 2019, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-06620)).
10.24	Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of January 30, 2020, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.25	Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.26	Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).
10.27	Second Amendment, dated as of June 2, 2017, to Guarantee and Collateral Agreement, dated as of March 18, 2011 (as amended by the Amendment to Guarantee and Collateral Agreement, dated as of March 28, 2013), by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 99.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).
10.28	Purchase Agreement, dated as of February 4, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated February 5, 2020 (Commission File No. 1-06620)).

Exhibit No.
10.29	Purchase Agreement, dated as of June 8, 2020, by and among Griffon Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated June 9, 2020 (Commission File No. 1-06620)).
14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
**	Indicates a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 2021.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2021 by the following persons on behalf of the Registrant in the capacities indicated:

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