Form 10-Q
period 2021-12-31
GRIFFON CORP
filed 2022-02-01
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2021

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

The number of shares of common stock outstanding at December 31, 2021 was 56,303,873.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2021	September 30, 2021
CURRENT ASSETS
Cash and equivalents	$151,220	$248,653
Accounts receivable, net of allowances of $9,787 and $8,787	334,040	294,804
Inventories	531,182	472,794
Prepaid and other current assets	75,862	76,009
Assets of discontinued operations held for sale	261,514	273,414
Assets of discontinued operations	583	605
Total Current Assets	1,354,401	1,366,279
PROPERTY, PLANT AND EQUIPMENT, net	290,552	292,622
OPERATING LEASE RIGHT-OF-USE ASSETS	141,406	144,598
GOODWILL	426,683	426,148
INTANGIBLE ASSETS, net	346,802	350,025
OTHER ASSETS	19,524	21,589
ASSETS OF DISCONTINUED OPERATIONS	3,375	3,424
Total Assets	$2,582,743	$2,604,685

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$15,675	$12,486
Accounts payable	243,611	260,140
Accrued liabilities	147,269	145,101
Current portion of operating lease liabilities	28,932	29,881
Liabilities of discontinued operations held for sale	74,256	80,748
Liabilities of discontinued operations	3,095	3,280
Total Current Liabilities	512,838	531,636
LONG-TERM DEBT, net	1,037,755	1,033,197
LONG-TERM OPERATING LEASE LIABILITIES	117,189	119,315
OTHER LIABILITIES	98,836	109,585
LIABILITIES OF DISCONTINUED OPERATIONS	3,740	3,794
Total Liabilities	1,770,358	1,797,527
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	812,385	807,158
Total Liabilities and Shareholders’ Equity	$2,582,743	$2,604,685

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2021 and 2020
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income	—	—	—	19,298	—	—	—	—	19,298
Dividend	—	—	—	(4,739)	—	—	—	—	(4,739)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	113	28	(28)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	848	—	—	—	—	—	848
Stock-based compensation	—	—	2,866	—	—	—	—	—	2,866
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,751)	—	(2,751)
Balance at December 31, 2021	84,488	$21,122	$605,867	$684,557	28,184	$(427,736)	$(48,728)	$(22,697)	$812,385

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	29,500	—	—	—	—	29,500
Dividend	—	—	—	(4,469)	—	—	—	—	(4,469)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	133	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	494	123	(123)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	596	—	—	—	—	—	596
Stock-based compensation	—	—	3,428	—	—	—	—	—	3,428
Other comprehensive income, net of tax	—	—	—	—	—	—	13,141	—	13,141
Balance at December 31, 2020	84,233	$21,058	$586,909	$632,549	27,743	$(416,402)	$(58,951)	$(25,116)	740,047

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenue	$591,749	$541,523
Cost of goods and services	425,907	377,387
Gross profit	165,842	164,136
Selling, general and administrative expenses	127,352	111,709

Income from operations	38,490	52,427
Other income (expense)
Interest expense	(15,681)	(15,690)
Interest income	33	44
Other, net	1,381	357
Total other expense, net	(14,267)	(15,289)
Income before taxes from continuing operations	24,223	37,138
Provision for income taxes	7,318	11,708
Income from continuing operations	$16,905	$25,430

Discontinued operations:
Income from operations of discontinued operations	3,014	2,031
Provision (benefit) for income taxes	621	(2,039)
Income from discontinued operations	2,393	4,070
Net income	$19,298	$29,500

Basic earnings per common share:
Income from continuing operations	$0.33	$0.50
Income from discontinued operations	0.05	0.08
Basic earnings per common share	$0.38	$0.58

Basic weighted-average shares outstanding	51,178	50,596

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.48
Income from discontinued operations	0.04	0.08
Diluted earnings per common share	$0.36	$0.55

Diluted weighted-average shares outstanding	53,753	53,192

Dividends paid per common share	$0.09	$0.08

Net income	$19,298	$29,500
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(2,319)	12,123
Pension and other post retirement plans	668	1,706
Change in cash flow hedges	(1,100)	(688)
Total other comprehensive income, net of taxes	(2,751)	13,141
Comprehensive income, net	$16,547	$42,641

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,298	$29,500
Net income from discontinued operations	(2,393)	(4,070)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:

Depreciation and amortization	13,081	12,590
Stock-based compensation	4,867	4,208
Asset impairment charges - restructuring	289	193
Provision for losses on accounts receivable	352	93
Amortization of debt discounts and issuance costs	654	680
Deferred income taxes	2,883	321
(Gain) loss on sale of assets and investments	(154)	174
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(53,132)	(40)
Increase in inventories	(59,478)	(32,791)
(Increase) decrease in prepaid and other assets	329	(4,901)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(12,204)	5,074
Other changes, net	662	1,284
Net cash provided by (used in) operating activities - continuing operations	(84,946)	12,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,573)	(9,022)
Acquired businesses, net of cash acquired	—	(2,242)
Proceeds from sale of investments	575	—
Proceeds from the sale of property, plant and equipment	29	53
Other, net	—	26
Net cash used in investing activities - continuing operations	(9,969)	(11,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,260)	(4,422)
Purchase of shares for treasury	(10,886)	(2,909)
Proceeds from long-term debt	10,815	40,791
Payments of long-term debt	(2,500)	(42,120)
Financing costs	(753)	(569)
Other, net	(28)	(68)
Net cash used in financing activities - continuing operations	(8,612)	(9,297)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	7,857	7,762
Net cash provided by (used in) investing activities	(853)	14,900

Net cash provided by discontinued operations	7,004	22,662
Effect of exchange rate changes on cash and equivalents	(910)	1,223
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(97,433)	15,718
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	248,653	218,089
CASH AND EQUIVALENTS AT END OF PERIOD	$151,220	$233,807

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

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter will be part of Griffon's Consumer and Professional Products segment as it complements and diversifies our portfolio of leading consumer brands and products. The acquisition of Hunter was financed with a new $800,000 seven year Term Loan B facility; and a combination of cash on hand and revolver borrowings under Griffon's revolving credit facility ("Credit Agreement") was used to fund the balance of the purchase price and related acquisition and debt expenditures.

On September 27, 2021, Griffon announced it is exploring strategic alternatives for its Defense Electronics (DE) segment, which consists of its subsidiary Telephonics Corporation ("Telephonics"), including a sale. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

Griffon now conducts its operations through two reportable segments:

•Consumer and Professional Products (“CPP”) is a leading North American manufacturer and a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has impacted, and could continue to impact, our business and consolidated results of operations and financial condition. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted and are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s CPP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2021 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021.

The condensed consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, sales, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

The fair values of Griffon’s 2028 senior notes approximated $1,037,500 on December 31, 2021. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,000 at December 31, 2021 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2021, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $15,442 ($15,050 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on marketable debt and equity securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2021, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in U.S. dollars.

At December 31, 2021, Griffon had $21,000 of Australian dollar contracts at a weighted average rate of $1.34 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $688 ($481, net of tax) at December 31, 2021. Upon settlement, gains of $1,533 were recorded in COGS during the three months ended December 31, 2021. All contracts expire in 30 to 90 days.

At December 31, 2021, Griffon had $6,675 of Canadian dollar contracts at a weighted average rate of $1.25. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2021, fair value (losses) gains of $134 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $14 were recorded in Other income during the three months ended December 31, 2021 for all settled contracts. All contracts expire in 30 to 270 days.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

The majority of the Company’s performance obligations are recognized at a point in time related to the manufacture and sale of a broad range of products and components primarily within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer, which is generally upon shipment.

Within our discontinued operation, Defense Electronics, performance obligations are recognized over time and relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers. Revenue recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion (cost-to-cost method) is an appropriate measure of progress towards satisfaction of performance obligations recognized over time, as it most accurately depicts the progress of our work and transfer of control to our customers.

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021. See Note 13 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
NOTE 4 – ACQUISITIONS

Griffon continually evaluates potential acquisitions that strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Griffon has completed a number of acquisitions that have been accounted for as business combinations, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition and have resulted in the recognition of goodwill . The operating results of the business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition; in each instance, Griffon is in the process of finalizing the initial purchase price allocation unless otherwise noted.

On January 24, 2022, Griffon completed the acquisition of Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter will be part of Griffon's CPP segment as it complements and diversifies our portfolio of leading consumer brands and products. As a result of the timing of this acquisition, all information required by the accounting guidance for business combinations, including certain pro forma information, is not disclosed. We will provide preliminary purchase price allocation information as well as other required disclosures in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a net purchase price of AUD $3,500 (approximately $2,700) in cash. The final purchase price allocated to goodwill and acquired intangibles was AUD $1,038 (approximately $784) and AUD $2,755 (approximately $2,082), respectively, which was assigned to the CPP segment, and is not deductible for income tax purposes.

During the three months ended December 31, 2021, the Company incurred acquisition costs of $2,595. During the three months ended December 31, 2020, acquisition costs were de minimis.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At December 31, 2021	At September 30, 2021
Raw materials and supplies	$151,292	$133,684
Work in process	46,679	48,531
Finished goods	333,211	290,579
Total	$531,182	$472,794

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2021	At September 30, 2021
Land, building and building improvements	$163,841	$164,486
Machinery and equipment	525,928	520,110
Leasehold improvements	40,111	39,913
	729,880	724,509
Accumulated depreciation and amortization	(439,328)	(431,887)
Total	$290,552	$292,622

Depreciation and amortization expense for property, plant and equipment was $10,694 and $10,238 for the quarters ended December 31, 2021 and 2020, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $3,400 and $3,262 for the quarters ended December 31, 2021 and 2020. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	2021	2020
Beginning Balance, October 1	$8,787	$8,178
Provision for expected credit losses	1,039	499
Amounts written off charged against the allowance	(4)	(42)
Other, primarily foreign currency translation	(35)	64
Ending Balance, December 31	$9,787	$8,699

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the quarter ended December 31, 2021:

	At September 30, 2021	Foreign currency translations adjustments	At December 31, 2021
Consumer and Professional Products	$234,895	$535	$235,430
Home and Building Products	191,253	—	191,253
Total	$426,148	$535	$426,683

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2021			At September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$187,409	$77,939	23	$187,732	$75,794
Technology and patents	13,429	2,569	13	13,429	2,439
Total amortizable intangible assets	200,838	80,508		201,161	78,233
Trademarks	226,472	—		227,097	—
Total intangible assets	$427,310	$80,508		$428,258	$78,233

The gross carrying amount of intangible assets was impacted by approximately $800 related to foreign currency translation.

Amortization expense for intangible assets was $2,387 and $2,352 for the quarters ended December 31, 2021 and 2020, respectively. Amortization expense for the remainder of 2022 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2022 - $7,348; 2023 - $9,600; 2024 - $9,600; 2025 - $9,600; 2026 - $9,600; 2027 - $9,600; thereafter $64,982.

During the three months ended December 31, 2021, the Company determined that there were no triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at December 31, 2021.

NOTE 9 – INCOME TAXES
During the quarter ended December 31, 2021, the Company recognized a tax provision of $7,318 on income before taxes from continuing operations of $24,223, compared to a tax provision of $11,708 on income before taxes from continuing operations of $37,138 in the comparable prior year quarter. The current year quarter results included restructuring charges of $1,716 ($1,330, net of tax), acquisition costs of $2,595 ($2,003, net of tax), proxy contest costs of $2,291 ($1,768, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $881. The prior year quarter results included restructuring charges of $3,079 ($2,301, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $1,048. Excluding these items, the effective tax rates for the quarters ended December 31, 2021 and 2020 were 31.5% and 33.7%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At December 31, 2021					At September 30, 2021
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$302	(12,775)	$987,527	5.75%	$1,000,000	$315	$(13,293)	$987,022	5.75%
Revolver due 2025	(b)	19,859	—	(1,595)	18,264	Variable	13,483	—	(1,718)	11,765	Variable
Finance lease - real estate	(c)	14,083	—	—	14,083	Variable	14,594	—	(4)	14,590	Variable
Non US lines of credit	(d)	6,533	—	(13)	6,520	Variable	3,012	—	(17)	2,995	Variable
Non US term loans	(d)	23,761	—	(71)	23,690	Variable	25,684	—	(91)	25,593	Variable
Other long term debt	(e)	3,360	—	(14)	3,346	Variable	3,733	—	(15)	3,718	Variable
Totals		1,067,596	302	(14,468)	1,053,430		1,060,506	315	(15,138)	1,045,683
less: Current portion		(15,675)	—	—	(15,675)		(12,486)	—	—	(12,486)
Long-term debt		$1,051,921	$302	$(14,468)	$1,037,755		$1,048,020	$315	$(15,138)	$1,033,197

		Three Months Ended December 31, 2021					Three Months Ended December 31, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$14,375	$(12)	$518	$14,881	5.9%	$14,375	$—	$530	$14,905
Revolver due 2025	(b)	Variable	261	—	122	383	Variable	129	—	123	252
Finance lease - real estate	(c)	5.6%	198	—	4	202	4.8%	232	—	6	238
Non US lines of credit	(d)	Variable	3	—	4	7	Variable	3	—	4	7
Non US term loans	(d)	Variable	166	—	17	183	Variable	171	—	17	188
Other long term debt	(e)	Variable	97	—	1	98	Variable	107	—	—	107
Capitalized interest			(73)	—	—	(73)		(7)	—	—	(7)
Totals			$15,027	$(12)	$666	$15,681		$15,010	$—	$680	$15,690

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022. As of December 31, 2021, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $1,037,500 on December 31, 2021 based upon quoted market prices (level 1 inputs). In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which is being amortized over the term of such notes, and at December 31, 2021, $12,775 remained to be amortized.

(b)     On December 9, 2021, Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to replace the GBP LIBOR benchmark rate with Sterling Overnight Index Average ("SONIA"). The Credit Agreement's maximum borrowing availability is $400,000 and the revolving credit facility matures on March 22, 2025. The facility includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

    Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans, 1.50% for LIBOR loans and 1.50% for SONIA loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2021, there were $19,859 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $15,508; and $364,633 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025, and bears interest at a fixed rate of approximately 5.6%. During the period ended December 31, 2021, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buy out option in November 2021. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2021, $14,083 was outstanding, net of issuance costs. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,708 as of December 31, 2021) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.40% LIBOR USD and 1.53% Bankers Acceptance Rate CDN as of December 31, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2021, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,708 as of December 31, 2021) available.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.02% at December 31, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
from AUD 10,000 to AUD 15,000. As of December 31, 2021, the term loan had an outstanding balance of AUD 9,625 ($6,965 as of December 31, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.01% and 1.42%, respectively, at December 31, 2021). At December 31, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.80% ( 1.99% at December 31, 2021). Effective, in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (3.50% as of December 31, 2021) and was renewed in June 2021. The revolving credit facility matures in April 2022, but it is renewable upon mutual agreement with the lender. As of December 31, 2021, the revolver had an outstanding balance of GBP 4,935 ($6,533 as of December 31, 2021) while the term and mortgage loan balances amounted to GBP 12,687 ($16,796 as of December 31, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

Additionally, on January 24, 2022, in connection with the Hunter acquisition, Griffon amended and restated the Credit Agreement to provide for a new $800,000 seven year Term Loan B facility with initial pricing of the Secured Overnight Financing Rate floor of 50 basis points plus a spread of 275 basis points, for a total initial interest rate of 325 basis points. The Original Issue Discount was 99.75%. Additionally, there are “step-down” features for the rate tied to achieving lower leverage ratio levels. The Term Loan B facility requires quarterly payments equal to 0.25% of the outstanding principal amount, with a balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the revolving credit facility, but is not subject to any financial maintenance tests. Term Loan B borrowings are secured by the same collateral package as borrowings under the revolving credit facility.

At December 31, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2021, the Company paid a quarterly cash dividend of $0.09 per share. During 2021, the Company paid a quarterly cash dividend of $0.08 per share, totaling $0.32 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 23, 2022 to shareholders of record as of the close of business on February 23, 2022.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Incentive Plan, pursuant to which 1,700,000 shares were added to the Incentive Plan. A proposal to approve an Amended and Restated 2016 Equity Incentive Plan which includes, among other things, the addition of 1,200,000 shares to the Incentive Plan, is included in Griffon’s Proxy Statement dated December 30, 2021 related to the 2022 Annual Meeting of Shareholders, scheduled to be held on February 17, 2022. If shareholders approve this proposal, 1,200,000 shares will be added to the Incentive Plan as of the date of the 2022 Annual Meeting of Shareholders. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 5,050,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2021, there were 378,905 shares available for grant.

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

During the first quarter of 2021, Griffon granted 236,973 shares of restricted stock and restricted stock units. This included 218,162 restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,285, or a weighted average fair value of $28.81 per share. Furthermore, this included an 18,811 restricted stock award granted to one executive, with a vesting period of three years and a total fair value of $507 or a weighted average fair value of $26.97 per share.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended December 31,
	2021	2020
Restricted stock	$3,890	$3,428
ESOP	977	780
Total stock based compensation	$4,867	$4,208

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the three months ended December 31, 2021, Griffon did not purchase any shares of common stock under these repurchase programs. As of December 31, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the three months ended December 31, 2021, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2021, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2021	2020
Common shares outstanding	56,304	56,490
Unallocated ESOP shares	(1,816)	(2,010)
Non-vested restricted stock	(2,869)	(3,687)
Impact of weighted average shares	(441)	(197)
Weighted average shares outstanding - basic	51,178	50,596
Incremental shares from stock based compensation	2,575	2,596
Weighted average shares outstanding - diluted	53,753	53,192

NOTE 13 – BUSINESS SEGMENTS

Griffon reports its operations through two reportable segments, as follows:

•Consumer and Professional Products (“CPP”) is a leading North American manufacturer and a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

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

On September 27, 2021, Griffon announced it is exploring strategic alternatives for its Defense Electronics segment, which conducts its operations through Telephonics Corporation ("Telephonics"), including a sale. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the Consolidated Balance Sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted. Telephonics, founded in 1933, is a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended December 31,
REVENUE	2021	2020
Consumer and Professional Products	$283,173	$291,042
Home and Building Products	308,576	250,481
Defense Electronics	53,993	67,768
Subtotal	645,742	609,291
Less: Defense Electronics	(53,993)	(67,768)
Total revenue	$591,749	$541,523

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended December 31,
	2021	2020
Residential repair and remodel	$38,759	$45,600
Retail	130,235	139,248
Residential new construction	10,327	13,515
Industrial	11,306	9,531
International excluding North America	92,546	83,148
Total Consumer and Professional Products	283,173	291,042
Residential repair and remodel	145,085	126,115
Commercial construction	130,789	95,939
Residential new construction	32,702	28,427
Total Home and Building Products	308,576	250,481
Total Consolidated Revenue	$591,749	$541,523

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2021			2020
	CPP	HBP	Total	CPP	HBP	Total
United States	$164,899	$294,576	$459,475	$183,442	$236,531	$419,973
Europe	18,330	37	18,367	13,156	—	13,156
Canada	22,628	12,013	34,641	22,115	11,488	33,603
Australia	74,349	—	74,349	69,540	—	69,540
All other countries	2,967	1,950	4,917	2,789	2,462	5,251
Consolidated revenue	$283,173	$308,576	$591,749	$291,042	$250,481	$541,523

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

	For the Three Months Ended December 31,
	2021	2020
Segment adjusted EBITDA:
Consumer and Professional Products	$16,214	$32,713
Home and Building Products	56,297	48,369
Defense Electronics	4,472	5,585
Subtotal	76,983	86,667
Less: Defense Electronics	(4,472)	(5,585)
Segment adjusted EBITDA	72,511	81,082
Unallocated amounts, excluding depreciation *	(12,957)	(12,629)
Adjusted EBITDA	59,554	68,453
Net interest expense	(15,648)	(15,646)
Depreciation and amortization	(13,081)	(12,590)
Restructuring charges	(1,716)	(3,079)
Acquisition costs	(2,595)	—
Proxy contest costs	(2,291)	—
Income before taxes from continuing operations	$24,223	$37,138
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2021	2020
Segment:
Consumer and Professional Products	$8,606	$8,199
Home and Building Products	4,338	4,341
Defense Electronics	—	2,676
Subtotal	12,944	15,216
Less: Defense Electronics	—	(2,676)
Total segment depreciation and amortization	12,944	12,540
Corporate	137	50
Total consolidated depreciation and amortization	$13,081	$12,590

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$7,130	$6,907
Home and Building Products	3,349	2,115
Defense Electronics	853	2,904
Subtotal	11,332	11,926
Less: Defense Electronics	(853)	(2,904)
Total segment	10,479	9,022
Corporate	94	—
Total consolidated capital expenditures	$10,573	$9,022

ASSETS	At December 31, 2021	At September 30, 2021
Segment assets:
Consumer and Professional Products	$1,443,527	$1,377,618
Home and Building Products	686,009	666,422
Total segment assets	2,129,536	2,044,040
Corporate	187,735	283,202
Total continuing assets	2,317,271	2,327,242
Discontinued operations - held for sale	261,514	273,414
Other discontinued operations	3,958	4,029
Consolidated total	$2,582,743	$2,604,685

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2021	2020
Interest cost	$796	$744
Expected return on plan assets	(2,589)	(2,544)
Amortization:
Recognized actuarial loss	845	1,573
Net periodic expense (income)	$(948)	$(227)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606 (Revenue Guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update is effective for the Company beginning in fiscal 2023. Early adoption is permitted.
New Accounting Standards Implemented

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance became effective for the Company beginning in fiscal 2022. We adopted the recognition of non-income taxes on the modified retrospective basis. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

In August 2018, the FASB issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and was effective for the Company in our fiscal year beginning in October 1, 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 16 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

	For the Quarter Ended December 31,
	2021	2020
Revenue	$53,993	$67,768
Cost of goods and services	40,961	62,101
Gross profit	13,032	5,667
Selling, general and administrative expenses	10,020	9,942
Income (loss) from discontinued operations	3,012	(4,275)
Other income (expense)
Gain on sale of business	—	6,240
Other, net	2	66
Total other income (expense)	2	6,306
Income from discontinued operations before taxes	$3,014	$2,031
Provision (benefit) for income taxes	621	(2,039)
Income from discontinued operations	$2,393	$4,070

During the three months ended December 31, 2021, Income from discontinued operations includes $1,792 of costs associated with consulting and stay bonuses. Depreciation and amortization was excluded from the current year results since DE is classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,700 in the quarter ended December 31, 2021.

The gain on sale of business relates to the divestiture of the SEG business on December 18, 2020; SEG had sales of $6,713 in the quarter ended December 31, 2020.

In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of approximately $2,200, recorded in the first quarter ended December 31, 2020. These actions reduced headcount by approximately 90 people.

Income from discontinued operations includes charges of $5,601 recorded in fiscal 2021 primarily related to exiting older weather radar product lines.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets:

	At December 31,	At September 30,
	2021	2021
CURRENT ASSETS
Accounts receivable, net	32,642	42,020
Contract assets, net of progress payments	69,043	72,983
Inventories	84,796	83,970
Prepaid and other current assets	4,363	4,409
PROPERTY, PLANT AND EQUIPMENT, net	46,205	45,371
OPERATING LEASE RIGHT-OF-USE ASSETS	1,167	1,167
GOODWILL	17,734	17,734
INTANGIBLE ASSETS, net	131	131
OTHER ASSETS	5,433	5,629
Total Assets Held for Sale	$261,514	$273,414
CURRENT LIABILITIES
Accounts payable	55,661	60,486
Accrued liabilities	15,547	15,153
Current portion of operating lease liabilities	221	287
LONG-TERM OPERATING LEASE LIABILITIES	817	867
OTHER LIABILITIES	2,010	3,955
Total Liabilities Held for Sale	$74,256	$80,748

Installation Services and Other Discontinued Activities

The following amounts summarize the total assets and liabilities related to the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2021	At September 30, 2021
Assets of discontinued operations:
Prepaid and other current assets	$583	$605
Other long-term assets	3,375	3,424
Total assets of discontinued operations	$3,958	$4,029

Liabilities of discontinued operations:
Accrued liabilities, current	$3,095	$3,280
Other long-term liabilities	3,740	3,794
Total liabilities of discontinued operations	$6,835	$7,074

At December 31, 2021 and September 30, 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, warranty and environmental reserves totaling liabilities of approximately $6,835 and $7,074, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
There was no reported revenue in the quarters ended December 31 2021 and 2020.

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

This initiative includes three key development areas. First, certain AMES U.S. and global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

We continue to expect the roll-out of the new business platform for our AMES U.S. and global operations to be completed by the end of calendar year 2023. When fully implemented, we expect these actions will result in AMES' EBITDA margins improving to 12% plus, excluding the impact of Hunter, with annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000, based on fiscal 2020 operating levels.

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

During the quarters ended December 31, 2021 and 2020, CPP incurred pre-tax restructuring and related exit costs approximating $1,716 and $3,079, respectively. During the quarter ended December 31, 2021, cash charges totaled $1,427 and non-cash, asset-related charges totaled $289; the cash charges included $260 for one-time termination benefits and other personnel-related costs and $1,167 for facility exit costs. During the quarter ended December 31, 2020, cash charges totaled $2,886 and non-cash and asset-related charges totaled $193; the cash charges included $362 for one-time termination benefits and other personnel-related costs and $2,524 for facility exit costs. During the quarter ended December 31, 2021, there was no headcount reduction.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended December 31,
	2021	2020
Cost of goods and services	$322	$541
Selling, general and administrative expenses	1,394	2,538
Total restructuring charges	$1,716	$3,079

	For the Three Months Ended December 31,
	2021	2020
Personnel related costs	$260	$362
Facilities, exit costs and other	1,167	2,524
Non-cash facility and other	289	193
Total	$1,716	$3,079

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2021	$418	$264	$—	$682
Q1 Restructuring charges	260	1,167	289	1,716
Q1 Cash payments	(275)	(1,167)	—	(1,442)
Q1 Non-cash charges	—	—	(289)	(289)
Accrued liability at December 31, 2021	$403	$264	$—	$667

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2021 and 2020, Other income (expense) of $1,381 and $357, respectively, includes $394 and $699, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $948 and $227, respectively, as well as $93 and $330, respectively, of net investment income. Other income (expense) also includes rental income of $462 in each of the three months ended December 31, 2021 and 2020.

NOTE 19 – WARRANTY LIABILITY

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2021	2020
Balance, beginning of period	$7,818	$6,268
Warranties issued and changes in estimated pre-existing warranties	3,461	3,576
Actual warranty costs incurred	(1,707)	(3,612)
Balance, end of period	$9,572	$6,232

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December31,
	2021			2020

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(2,319)	$—	$(2,319)	$12,123	$—	$12,123
Pension and other defined benefit plans	846	(178)	668	2,150	(444)	1,706
Cash flow hedges	(1,571)	471	(1,100)	(983)	295	(688)
Total other comprehensive income (loss)	$(3,044)	$293	$(2,751)	$13,290	$(149)	$13,141

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2021	At September 30, 2021
Foreign currency translation adjustments	$(21,569)	$(19,250)
Pension and other defined benefit plans	(28,134)	(28,802)
Change in Cash flow hedges	975	2,075
	$(48,728)	$(45,977)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2021	2020
Pension amortization	$(845)	$(1,573)
Cash flow hedges	1,533	(658)
Total gain (loss)	688	(2,231)
Tax benefit (expense)	(144)	469
Total	$544	$(1,762)
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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments primarily include rent and insurance costs (lease components). The Company's leases also include non-lease components such as real estate taxes and common-area maintenance costs. The Company elected the practical expedient to account for lease and non-lease components as a single component. In certain of the Company's leases, the non-lease components are variable and in accordance with the standard are therefore excluded from lease payments to determine the ROU asset. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
lease payments. We use the implicit rate when readily determinable. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less (a "Short-term" lease), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Condensed Consolidated Balance Sheets.Variable lease cost for both operating and finance leases, if any, is recognized as incurred. Components of operating lease costs are as follows:

	For the Three Months Ended December 31,
	2021	2020
Fixed	$9,747	$9,491
Variable (a), (b)	1,852	1,894
Short-term (b)	1,349	1,070
Total	$12,948	$12,455
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,844	$10,609
Financing cash flows from finance leases	753	803
Total	$11,597	$11,412

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	December 31, 2021	September 30, 2021
Operating Leases:
Right of use assets:
Operating right-of-use assets	$141,406	$144,598

Lease Liabilities:
Current portion of operating lease liabilities	$28,932	$29,881
Long-term operating lease liabilities	117,189	119,315
Total operating lease liabilities	$146,121	$149,196

Finance Leases:
Property, plant and equipment, net(1)	$15,719	$16,466

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,359	$2,347
Long-term debt, net	13,569	14,120
Total financing lease liabilities	$15,928	$16,467

(1) Finance lease assets are recorded net of accumulated depreciation of $3,961 and $6,136 as of December 31, 2021 and September 30, 2021, respectively.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025, and bears interest at a fixed rate of approximately 5.6%. During the period ended December 31, 2021, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buy out option in November 2021. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2021, $14,083 was outstanding, net of issuance costs.

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022(a)	$26,927	$2,362
2023	29,265	2,876
2024	22,123	2,312
2025	19,790	2,124
2026	13,554	2,106
2027	10,766	2,074
Thereafter	54,382	5,703
Total lease payments	176,807	19,557
Less: Imputed Interest	(30,686)	(3,629)
Present value of lease liabilities	$146,121	$15,928
(a) Excluding the three months ended December 31, 2021.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at December 31, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.0
Finance Leases	7.9

Weighted-average discount rate
Operating Leases	4.45%
Finance Leases	5.49%

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

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter will be part of Griffon's CPP segment as it complements and diversifies our portfolio of leading consumer brands and products. Hunter is expected to contribute approximately $385,000 in revenue in the first twelve months of operation after the acquisition. The acquisition of Hunter was financed with a new $800,000 seven year Term Loan B facility; and a combination of cash on hand and revolver borrowings under Griffon's revolving credit facility ("Credit Agreement") was used to fund the balance of the purchase price and related acquisition and debt expenditures.

On September 27, 2021, we announced we are exploring strategic alternatives for our Defense Electronics ("DE") segment, which consists of our Telephonics Corporation subsidiary, including a sale. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

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

During fiscal 2021 and through the date of this filing, all of our businesses have experienced normal or better than pre-pandemic order patterns compared with pre-pandemic levels. U.S. executive orders issued in 2020 which required all workers to remain at home unless their work is critical, essential, or life-sustaining, have been lifted. Regardless, we believe that, based on the various standards published to date, the work our employees are performing are either critical, essential and/or life-sustaining for the following reasons: 1) HBP residential and commercial garage doors, rolling steel doors and related products (a) provide protection and support for the efficient and safe movement of people, goods, and equipment in and out of residential and commercial facilities, (b) help prevent fires from spreading from one location to another, and (c) protect warehouses and homes, and their contents, from damage caused by strong weather events such as hurricanes and tornadoes; and 2) CPP tools and storage products provide critical support for the national infrastructure including construction, maintenance, manufacturing and natural disaster recovery, and is part of the essential supply base to many of its largest customers including Home Depot, Lowe's and Menards. Our AMES international facilities are currently fully operational, as they meet the applicable standards in their respective countries.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. At December 31, 2021, $364,633 of revolver capacity was available under Griffon's Credit Agreement and Griffon had cash and equivalents of $151,220.

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

Business Highlights

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a purchase price of $845,000, subject to customary post-closing adjustments. The acquisition of Hunter was financed with a new $800,000 seven year Term Loan B facility; and a combination of cash on hand and revolver borrowings under Griffon's Credit Agreement was used to fund the balance of the purchase price and related acquisition and debt expenditures.

On September 27, 2022, Griffon announced that it is exploring strategic alternatives for its Defense Electronics business, including a sale. Griffon believes this will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

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

This initiative includes three key development areas. First, certain AMES U.S. and global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

We continue to expect the roll-out of the new business platform for our AMES U.S. and global operations to be completed by the end of calendar year 2023. When fully implemented, we expect these actions will result in AMES' EBITDA margins improving to 12% plus, excluding the impact of Hunter, with annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000, based on fiscal 2020 operating levels.

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

Other Acquisitions and Dispositions

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects for a purchase price of AUD $3,500 (approximately $2,700). Quatro contributed approximately $5,000 in revenue in the first twelve months after the acquisition.

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

Reportable Segments:

Griffon now conducts its operations through two reportable segments:

•Consumer and Professional Products (“CPP”) is a leading North American manufacturer and a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

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

OVERVIEW

Revenue for the quarter ended December 31, 2021 was $591,749 compared to $541,523 in the prior year comparable quarter, an increase of 9%, primarily driven by increased revenue at HBP of 23%, partially offset by reduced revenue at CPP of 3%. Income from continuing operations was $16,905 or $0.31 per share, compared to $25,430, or $0.48 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Restructuring charges of $1,716 ($1,330, net of tax, or $0.02 per share);
– Acquisition costs of $2,595 ($2,003, net of tax, or $0.04 per share); and
–    Proxy contest costs of $2,291 ($1,768, net of tax, or 0.03 per share);
– Discrete and certain other tax benefits, net, of $881 or $0.02 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $3,079 ($2,301, net of tax, or $0.04 per share);
– Discrete and certain other tax benefits, net, of $1,048 or $0.02 per share.

Excluding these items from the respective quarterly results, Net income would have been $21,125, or $0.39 per share, in the current year quarter compared to $26,683, or $0.50 per share in the prior year quarter.

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

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)

Income from continuing operations	$16,905	$25,430

Adjusting items:
Restructuring charges	1,716	3,079
Acquisition costs	2,595	—
Proxy contest costs	2,291	—
Tax impact of above items	(1,501)	(778)
Discrete and certain other tax benefits, net	(881)	(1,048)

Adjusted income from continuing operations	$21,125	$26,683

Earnings per common share from continuing operations	$0.31	$0.48

Adjusting items, net of tax:
Restructuring charges	0.02	0.04
Acquisition costs	0.04	—
Proxy contest costs	0.03	—
Discrete and certain other tax benefits, net	(0.02)	(0.02)

Adjusted earnings per common share from continuing operations	$0.39	$0.50

Weighted-average shares outstanding (in thousands)	53,753	53,192

Note: Due to rounding, the sum of earnings per common share from continuing operations and adjusting items, net of tax, may not equal adjusted earnings per common share from continuing operations.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF OPERATIONS

Three months ended December 31, 2021 and 2020

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2021		2020
United States	$164,899		$183,442
Europe	18,330		13,156
Canada	22,628		22,115
Australia	74,349		69,540
All other countries	2,967		2,789
Total Revenue	$283,173		$291,042
Adjusted EBITDA	$16,214	5.7%	$32,713	11.2%
Depreciation and amortization	$8,606		$8,199

For the quarter ended December 31, 2021, revenue decreased $7,869, or 3%, compared to the prior year period, due to reduced volume of 14%, primarily in the U.S. resulting from labor, transportation and supply chain disruptions, partially offset by increased volume across all international locations, and favorable mix and price of 11%.

For the quarter ended December 31, 2021, Adjusted EBITDA decreased 50% to $16,214 compared to $32,713 in the prior year quarter, due to the decreased volume, increased U.S. material and transportation costs coupled with the lag in realization of price increases and COVID-19 related inefficiencies, partially offset by increased volume at international locations.

For the quarter ended December 31, 2021, segment depreciation and amortization increased $407 compared to the prior year comparable period, due to the onset of depreciation for new assets placed in service.

On January 24, 2021, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products. Hunter is expected to contribute approximately $385,000 in revenue in the first twelve months of operation after the acquisition under AMES' ownership.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. Quatro contributed approximately $5,000 in revenue in the first twelve months under AMES' ownership.

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

This initiative includes three key development areas. First, certain AMES U.S. and global operations will be consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems will be unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

We continue to expect the roll-out of the new business platform for our AMES U.S. and global operations to be completed by the end of calendar year 2023. When fully implemented, we expect these actions will result in AMES' EBITDA margins improving to 12% plus, excluding the impact of Hunter, with annual cash savings of $30,000 to $35,000 and a reduction in inventory of $30,000 to $35,000, based on fiscal 2020 operating levels.

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

In connection with this initiative, during the three months ended December 30, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $1,716. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $36,803, comprised of cash charges of $25,167 and non-cash, asset-related charges of $11,636; the cash charges included $9,070 for one-time termination benefits and other personnel-related costs and $16,097 for facility exit costs. Since inception of this initiative in fiscal 2020 and during the three months ended December 31, 2021, capital expenditures of $18,597 and $3,090, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Total Anticipated Charges	26,000	20,000	19,000	65,000	65,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Total 2021 restructuring charges	(3,190)	(11,573)	(6,655)	(21,418)	(8,774)
Q1 FY2022 Activity	$(260)	$(1,167)	$(289)	(1,716)	$(3,090)
Total cumulative charges	(9,070)	(16,097)	(11,636)	(36,803)	(18,597)
Estimate to Complete	$16,930	$3,903	$7,364	$28,197	$46,403

Home and Building Products

	For the Three Months Ended December 31,
	2021		2020
Residential	$177,787		$154,542
Commercial	130,789		95,939
Total Revenue	$308,576		$250,481
Adjusted EBITDA	$56,297	18.2%	$48,369	19.3%
Depreciation and amortization	$4,338		$4,341

For the quarter ended December 31, 2021, HBP revenue increased $58,095 or 23%, compared to the prior year period, primarily due to favorable mix and pricing of 33% driven by both residential and commercial, partially offset by reduced volume of 10% driven by residential primarily due to labor and supply chain disruptions.

For the quarter ended December 31, 2021, Adjusted EBITDA increased 16% to $56,297 compared to $48,369 in the prior year period. EBITDA benefited from the increased revenue noted above, partially offset by increased material costs coupled with the lag in realization of price increases and COVID-19 related inefficiencies.
For the quarter ended December 31, 2021, segment depreciation and amortization remained consistent with the prior year comparable period.

Unallocated

For the quarter ended December 31, 2021, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $12,957 compared to $12,629 in the prior year quarter. The increase in the current quarter compared to the comparable prior year period primarily relates to increased Employee Stock Ownership Plan and medical claim expenses.

Proxy Contest Costs

During the three months ended December 31, 2021, we incurred $2,291 of proxy contest costs (including legal and advisory fees) in unallocated amounts as a result of a proxy contest initiated by a shareholder during the most recently completed fiscal quarter. There were no similar costs in the comparable period of the prior year. Due to the ongoing nature of the proxy contest, we anticipate incurring additional proxy contest and related costs throughout fiscal 2022.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $404 for the quarter ended December 31, 2021 compared to the comparable prior year quarter, primarily due to depreciation and amortization on new assets placed in service.

Other Income (Expense)

For the quarters ended December 31, 2021 and 2020, Other income (expense) of $1,381 and $357, respectively, includes $394 and $699, respectively, of net foreign currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $948 and $227, respectively, as well as $93 and $330, respectively, of net investment income. Other income (expense) also includes rental income of $462 in each of the three months ended December 31, 2021 and 2020.

Provision for income taxes

During the quarter ended December 31, 2021, the Company recognized a tax provision of $7,318 on income before taxes from continuing operations of $24,223, compared to a tax provision of $11,708 on income before taxes from continuing operations of $37,138 in the comparable prior year quarter. The current year quarter results included restructuring charges of $1,716 ($1,330, net of tax), acquisition costs of $2,595 ($2,003, net of tax), proxy contest costs of $2,291 ($1,768, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $881. The prior year quarter results included restructuring charges of $3,079 ($2,301, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $1,048. Excluding these items, the effective tax rates for the quarters ended December 31, 2021 and 2020 were 31.5% and 33.7%, respectively.

Stock based compensation
For the quarters ended December 31, 2021 and 2020, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $4,867 and $4,208, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2021, total other comprehensive income (loss), net of taxes, of $2,751 included a loss of $2,319 from foreign currency translation adjustments primarily due to the weakening of the Euro and British Pound, all in comparison to the US Dollar; a $668 benefit from pension amortization; and a $1,100 loss on cash flow hedges.

For the quarter ended December 31, 2020, total other comprehensive income, net of taxes, of $13,141 included a gain of $12,123 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, and Canadian and Australian Dollars all in comparison to the US Dollar; a $1,706 benefit from pension amortization; and a $688 loss on cash flow hedges.

DISCONTINUED OPERATIONS

Defense Electronics

	For the Three Months Ended December 31,
	2021		2020
Revenue	$53,993		$67,768
Adjusted EBITDA	$4,472	8.3%	$5,585	8.2%
Depreciation and amortization	$—		$2,676

For the quarter ended December 31, 2021, DE revenue decreased $13,775 compared to the prior year quarter. The prior year results include revenue from the SEG business of $6,713. Excluding the divestiture of SEG from prior year results, revenue decreased $7,062, or 12%. The decrease was driven by reduced volume due to the timing of work performed primarily for Surveillance Systems.

For the quarter ended December 31, 2021, DE Adjusted EBITDA decreased $1,113 compared to the prior year comparable period. The prior year results include Adjusted EBITDA from the SEG business of $412. Excluding the divestiture of SEG from the prior year results, Adjusted EBITDA decreased 14% primarily due to the reduced revenue noted above, partially offset by favorable program performance.

Depreciation and amortization was excluded from the current year results since DE is classified as a discontinued operation and accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,700 in the quarter ended December 31, 2021.

On December 18, 2020, DE completed the sale of its SEG business. SEG provides sophisticated, highly technical engineering and analytical support to the Missile Defense Agency and various U.S. military commands.

During the quarter ended December 31, 2021, DE was awarded several new contracts and received incremental funding on existing contracts approximating $48,000. Contract backlog was $346,100 at December 31, 2021 compared to $388,700 at December 31, 2020 with 66% expected to be fulfilled in the next 12 months; backlog was $352,200 at September 30, 2021. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Restructuring Charges and Divestiture
In September 2020, a Voluntary Employee Retirement Plan was initiated, which was subsequently followed by a reduction in force in November 2020, to improve efficiencies by combining functions and responsibilities. The reduction in force initiative resulted in severance charges of approximately $2,200, recorded in the first quarter ended December 31, 2020. These actions reduced headcount by approximately 90 people.

In addition, in the first quarter ended December 31, 2020, restructuring charges of $5,601 were recorded primarily related to exiting our older weather radar product lines.

DE recorded a pre-tax gain of $6,240 ($6,017, net of tax) during the three months ended December 31, 2020 related to the divestiture of SEG.

Other Discontinued Operations

At December 31, 2021, Griffon's other discontinued assets and liabilities are primarily related to insurance claims, product liability, warranty reserves, environmental reserves and related income taxes. See Note 16, Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2020 five-year secured $400,000 Credit Agreement. At December 31, 2021, $364,633 of revolver capacity was available under the Credit Agreement and we had cash and cash equivalents of $151,220.

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

As of December 31, 2021, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $66,600. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Three Months Ended December 31,
	2021	2020
Net Cash Flows Provided by (Used In):
Operating activities	$(84,946)	$12,315
Investing activities	(9,969)	(11,185)
Financing activities	(8,612)	(9,297)

Cash used in operating activities from continuing operations for the three months ended December 31, 2021 was $84,946 compared to cash provided by continuing operations of $12,315 in the comparable prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of increased accounts receivable and inventory primarily to meet seasonal demands.

Cash flows from investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During the three months ended December 31, 2021, Griffon used $9,969 in investing activities from continuing operations compared to $11,185 used in the prior year comparable period. Capital expenditures, net of proceeds from the sale of assets, for the three months ended December 31, 2021 totaled $10,544, an increase of $1,575 from the prior year period. There were no payments for acquired businesses in the current period compared to $2,242 in the prior year comparable period. On December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. Proceeds from the sale of investments totaled $575 in the current year period.

During the three months ended December 31, 2021, cash used by financing activities from continuing operations totaled $8,612 compared to $9,297 used in the prior year comparable period. Cash used in financing activities in the current period consisted primarily of the purchase of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $5,260, partially offset by net proceeds from long-term debt of $8,315. Cash used in financing activities in the prior year comparable period consisted primarily of payments of dividends of 4,422, purchases of treasury shares to satisfy vesting of restricted stock of $2,909 and net repayments of long-term debt of $1,329.

During the three months ended December 31, 2021, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2021, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2021, the Company declared and paid regular cash dividends totaling $0.32 per share, or $0.08 per share each quarter. During the three months ended December 31, 2021, the Board of Directors approved and paid a quarterly cash dividend of $0.09 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on March 23, 2022 to shareholders of record as of the close of business on February 23, 2022.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of December 31, 2021, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the three months ended December 31, 2021 under these share repurchase programs.

During the three months ended December 31, 2021, cash provided by discontinued operations from operating activities of $7,004 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with the Installations Services. Cash provided by discontinued operations from investing activities related to DE operations capital expenditures.

During the three months ended December 31, 2020, Griffon used cash for discontinued operations from operating activities of $7,762 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with other discontinued operations. Cash provided by discontinued operations from investing activities of 14,900 primarily related to net proceeds received of $15,580 from DE's sale of its SEG business less capital expenditures of $2,904.

Cash and Equivalents and Debt	December 31,	September 30,
	2021	2021
Cash and equivalents	$151,220	$248,653
Notes payables and current portion of long-term debt	15,675	12,486
Long-term debt, net of current maturities	1,037,755	1,033,197
Debt discount/premium and issuance costs	14,166	14,823
Total debt	1,067,596	1,060,506
Debt, net of cash and equivalents	$916,376	$811,853

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022. As of December 31, 2021, the outstanding 5.75% Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions and are registered under the Securities Act. The fair value of the Senior Notes approximated $1,037,500 on December 31, 2021 based upon quoted market prices (level 1 inputs). In connection with the issuance of Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at December 31, 2021, $12,775 remained to be amortized.

On December 9, 2021 Griffon amended its revolving credit facility (as amended, the "Credit Agreement") to replace the GBP LIBOR benchmark rate with Sterling Overnight Index Average ("SONIA"). The Credit Agreement's maximum borrowing availability is $400,000 and the revolving credit facility matures on March 22, 2025. The facility includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

Borrowings under the Credit Agreement may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a LIBOR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans, 1.50% for LIBOR loans and 1.50% for SONIA loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2021, there were $19,859 of outstanding borrowings under the Credit Agreement; outstanding standby letters of credit were $15,508; and $364,633 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025, and bears interest at a fixed rate of approximately 5.6%. During the period ended December 31, 2021, the financing lease on the Troy, Ohio location expired.The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buy out option in November 2021. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2021, $14,083 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,708 as of December 31, 2021) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.40% LIBOR USD and 1.53% Bankers Acceptance Rate CDN as of December 31, 2021). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At December 31, 2021, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,708 as of December 31, 2021) available.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") entered into an AUD 29,625 term loan, AUD 20,000 revolver and AUD 10,000 receivable purchase facility agreement. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 9,625 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.95% per annum (2.02% at December 31, 2021). During fiscal 2020, the term loan balance was reduced by AUD 5,000, from AUD 23,375 to AUD 18,375 with proceeds from an AUD 5,000 increase in the commitment of the receivables purchase line from AUD 10,000 to AUD 15,000. As of December 31, 2021, the term loan had an outstanding balance of AUD 9,625 ($6,965 as of December 31, 2021). The revolving facility and receivable purchase facility mature in March 2022, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.9% and 1.35%, respectively, per annum (2.01% and 1.42%, respectively, at December 31, 2021). At December 31, 2021, there were no balances outstanding under the revolver and the receivable purchase facility. The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. The Term Loan and Mortgage Loans each accrue interest at the GBP LIBOR Rate plus 1.80%, (1.99% at December 31, 2021). Effective, in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The revolving facility accrues interest at the Bank of England Base Rate plus 3.3% (3.50% as of December 31, 2021) and was renewed in June 2021. The revolving credit facility matures in April 2022, but it is renewable upon mutual agreement with the lender. As of December 31, 2021, the revolver had an outstanding balance of GBP $4,935 ($6,533 as of December 31, 2021) while the term and mortgage loan balances amounted to GBP 12,687 ($16,796 as of December 31, 2021). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Additionally, on January 24, 2022, in connection with the Hunter acquisition, Griffon amended and restated the Credit Agreement to provide for a new $800,000 seven year Term Loan B facility with initial pricing of the Secured Overnight Financing Rate ("SOFR") floor of 50 basis points plus a spread of 275 basis points, for a total interest rate of 325 basis points. The Original Issue Discount ("OID") was 99.75%. Additionally, there are “step-down” features for the rate tied to achieving lower leverage ratio levels. The Term Loan B facility requires quarterly payments equal to 0.25% of the outstanding principal amount, with a balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the revolving credit facility, but is not subject to any financial maintenance tests. Term Loan B borrowings are secured by the same collateral package as borrowings under the revolving credit facility.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2021, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 3.3x at December 31, 2021.

Capital Resource Requirements

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES UK and Australia businesses, and a manufacturing facility in China. The project is expected to be completed by the end of calendar year 2023. For additional information, see CPP results of operations reportable segment discussion.

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $1,000,000 payable in 2028 and related annual interest payments of approximately $57,500. As noted above, Griffon entered into a new $800,000 seven year Term Loan B facility with initial pricing of SOFR floor of 50 basis points plus a spread of 275 basis points, for a total interest rate of 325 basis points. The OID was 99.75%. The Term Loan B facility requires quarterly payments equal to 0.25% of the outstanding principal amount, with a balloon payment due at maturity.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2021, The Home Depot represented 14% of Griffon’s consolidated revenue, 21% of CPP's revenue and 8% of HBP’s revenue.

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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2021 and September 30, 2021 and for the three months ended December 31, 2021 and for the year ended September 30, 2021. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2021		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$507,553	$—	$1,991,434
Gross profit	$—	$123,091	$—	$497,829
Income (loss) from operations	$(12,182)	$28,868	$(22,321)	$123,870
Equity in earnings of Guarantor subsidiaries	$14,046	$—	$79,055	$—
Net income (loss)	$(10,970)	$14,046	$(40,035)	$79,055

Summarized Balance Sheet Information

	For the Three Months Ended		For the Year Ended
	December 31, 2021		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$65,494	$971,637	$114,377	$951,609
Non-current assets	16,511	1,064,569	17,665	1,069,540
Total assets	$82,005	$2,036,206	$132,042	$2,021,149

Current liabilities	$56,132	$373,547	$41,334	$397,121
Long-term debt	1,005,791	14,094	998,787	14,482
Other liabilities	37,769	155,280	43,337	164,122
Total liabilities	$1,099,692	$542,921	$1,083,458	$575,725

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2021.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2021. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the impact of the Hunter Fan transaction, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; our strategy, future operations, prospects and the plans of our businesses, including the exploration of strategic alternatives for Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Griffon’s business activities necessitate the management of various financial and market risks, including those related to changes in interest rates, foreign currency rates and commodity prices.

Interest Rates

Griffon’s exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and equivalents.

On December 9, 2021 Griffon amended the Credit Agreement to replace the GBP LIBOR benchmark rate with Sterling Overnight Index Average ("SONIA"). The Credit Agreement and certain other of Griffon’s credit facilities have either a LIBOR or SONIA-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in LIBOR would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-US countries, primarily in Canada, Australia, the United Kingdom, Ireland, New Zealand and China; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2021	—	$—	—
November 1 - 30, 2021	—	—	—
December 1 - 31, 2021	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2021, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None

Item 6	Exhibits

2.1
Agreement and Plan of Merger, dated as of December 17, 2021, by and among MidOcean Hunter Holdings, Inc., The Ames Companies Inc., Ames Hunter Holdings Corporation and MidOcean Partners III-D, L.P., as representative for the equityholders of MidOcean Hunter Holdings, Inc. (Exhibit 2.1 of Current Report on Form 8-K file December 21, 2021 (Commission File No. 1-06620)).

10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, to that certain Fourth Amended and Restated Credit Agreement, dated as of January 30, 2020, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto.

10.2
Debt Commitment Letter, dated December 17, 2021, among Griffon Corporation, Bank of America, N.A. and BofA Securities, Inc. (Exhibit 99.1 of Current Report on Form 8-K file December 21, 2021 (Commission File No. 1-06620)).

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 24, 2022, to that certain Fourth Amended and Restated Credit Agreement, dated as of January 30, 2020, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 of Current Report on Form 8-K filed January 28, 2022 (Commission File No. 1-06620)).

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

Date: February 1, 2022