Form 10-Q
period 2022-03-31
GRIFFON CORP
filed 2022-04-29
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding at March 31, 2022 was 57,032,073.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2022	September 30, 2021
CURRENT ASSETS
Cash and equivalents	$122,293	$248,653
Accounts receivable, net of allowances of $13,500 and $8,787	512,449	294,804
Inventories	687,011	472,794
Prepaid and other current assets	62,975	76,009
Assets of discontinued operations held for sale	264,861	273,414
Assets of discontinued operations	497	605
Total Current Assets	1,650,086	1,366,279
PROPERTY, PLANT AND EQUIPMENT, net	304,169	292,622
OPERATING LEASE RIGHT-OF-USE ASSETS	149,587	144,598
GOODWILL	707,523	426,148
INTANGIBLE ASSETS, net	949,730	350,025
OTHER ASSETS	22,734	21,589
ASSETS OF DISCONTINUED OPERATIONS	3,194	3,424
Total Assets	$3,787,023	$2,604,685

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$25,110	$12,486
Accounts payable	227,085	260,140
Accrued liabilities	222,334	145,101
Current portion of operating lease liabilities	32,210	29,881
Liabilities of discontinued operations held for sale	73,218	80,748
Liabilities of discontinued operations	3,312	3,280
Total Current Liabilities	583,269	531,636
LONG-TERM DEBT, net	1,941,725	1,033,197
LONG-TERM OPERATING LEASE LIABILITIES	122,488	119,315
OTHER LIABILITIES	251,921	109,585
LIABILITIES OF DISCONTINUED OPERATIONS	4,406	3,794
Total Liabilities	2,903,809	1,797,527
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	883,214	807,158
Total Liabilities and Shareholders’ Equity	$3,787,023	$2,604,685

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2022 and 2021
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income	—	—	—	19,298	—	—	—	—	19,298
Dividend	—	—	—	(4,739)	—	—	—	—	(4,739)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	113	28	(28)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	848	—	—	—	—	—	848
Stock-based compensation	—	—	2,866	—	—	—	—	—	2,866
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,751)	—	(2,751)
Balance at December 31, 2021	84,488	$21,122	$605,867	$684,557	28,184	$(427,736)	$(48,728)	$(22,697)	$812,385
Net income	—	—	—	65,689	—	—	—	—	65,689
Dividend	—	—	—	(5,352)	—	—	—	—	(5,352)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	258	65	(7,195)	—	(470)	7,130	—	—	—
ESOP allocation of common stock	—	—	638	—	—	—	—	—	638
Stock-based compensation	—	—	4,314	—	—	—	—	—	4,314
Other comprehensive income, net of tax	—	—	—	—	—	—	4,949	—	4,949
Balance at March 31, 2022	84,746	$21,187	$603,624	$744,894	27,714	$(420,606)	$(43,779)	$(22,106)	$883,214

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	29,500	—	—	—	—	29,500
Dividend	—	—	—	(4,469)	—	—	—	—	(4,469)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	133	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	494	123	(123)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	596	—	—	—	—	—	596
Stock-based compensation	—	—	3,428	—	—	—	—	—	3,428
Other comprehensive income, net of tax	—	—	—	—	—	—	13,141	—	13,141
Balance at December 31, 2020	84,233	$21,058	$586,909	$632,549	27,743	$(416,402)	$(58,951)	$(25,116)	740,047
Net income	—	—	—	17,112	—	—	—	—	17,112
Dividend	—	—	—	(3,217)	—	—	—	—	(3,217)
Amortization of deferred compensation	—	—	—	—	—	—	—	609	609
Equity awards granted, net	194	48	(48)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	756	—	—	—	—	—	756
Stock-based compensation	—	—	4,349	—	—	—	—	—	4,349
Other comprehensive income, net of tax	—	—	—	—	—	—	4,775	—	4,775
Balance at March 31, 2021	84,427	$21,106	$591,966	$646,444	27,743	$(416,402)	$(54,176)	$(24,507)	$764,431

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$779,617	$574,682	$1,371,366	$1,116,205
Cost of goods and services	518,974	413,476	944,881	790,863
Gross profit	260,643	161,206	426,485	325,342
Selling, general and administrative expenses	157,838	117,559	285,190	229,268

Income from operations	102,805	43,647	141,295	96,074
Other income (expense)
Interest expense	(21,408)	(15,831)	(37,089)	(31,521)
Interest income	32	304	65	348
Other, net	1,675	1,081	3,056	1,438
Total other expense, net	(19,701)	(14,446)	(33,968)	(29,735)
Income before taxes from continuing operations	83,104	29,201	107,327	66,339
Provision for income taxes	24,533	11,082	31,851	22,790
Income from continuing operations	$58,571	$18,119	$75,476	$43,549

Discontinued operations:
Income (loss) from operations of discontinued operations	694	(1,341)	3,708	690
Provision (benefit) for income taxes	(6,424)	(334)	(5,803)	(2,373)
Income (loss) from discontinued operations	7,118	(1,007)	9,511	3,063
Net income	$65,689	$17,112	$84,987	$46,612

Basic earnings per common share:
Income from continuing operations	$1.13	$0.36	$1.47	$0.86
Income (loss) from discontinued operations	0.14	(0.02)	0.18	0.06
Basic earnings per common share	$1.27	$0.34	$1.65	$0.92

Basic weighted-average shares outstanding	51,668	50,838	51,423	50,717

Diluted earnings per common share:
Income from continuing operations	$1.10	$0.34	$1.41	$0.82
Income (loss) from discontinued operations	0.13	(0.02)	0.18	0.06
Diluted earnings per common share	$1.23	$0.32	$1.59	$0.88

Diluted weighted-average shares outstanding	53,430	53,264	53,602	53,211

Dividends paid per common share	$0.09	$0.08	$0.18	$0.16

Net income	$65,689	$17,112	$84,987	$46,612
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,049	1,739	3,730	13,862
Pension and other post retirement plans	140	1,245	808	2,951
Change in cash flow hedges	(1,240)	1,791	(2,340)	1,103
Total other comprehensive income, net of taxes	4,949	4,775	2,198	17,916
Comprehensive income, net	$70,638	$21,887	$87,185	$64,528

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,987	$46,612
Net income from discontinued operations	(9,511)	(3,063)
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:

Depreciation and amortization	29,333	25,739
Stock-based compensation	9,959	9,501
Asset impairment charges - restructuring	806	2,690
Provision for losses on accounts receivable	578	194
Amortization of debt discounts and issuance costs	1,566	1,349
Fair value step-up of acquired inventory sold	2,701	—
Deferred income taxes	2,883	2,215
(Gain) loss on sale of assets and investments	(118)	151
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(177,347)	(65,398)
Increase in inventories	(106,534)	(74,661)
(Increase) decrease in prepaid and other assets	6,063	(842)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(18,524)	8,702
Other changes, net	525	2,400
Net cash used in operating activities - continuing operations	(172,633)	(44,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(22,030)	(17,835)
Acquired businesses, net of cash acquired	(851,464)	(2,242)
Proceeds (payments) from investments	14,923	(2,138)
Proceeds from the sale of property, plant and equipment	32	82
Other, net	—	27
Net cash used in investing activities - continuing operations	(858,539)	(22,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,091)	(8,678)
Purchase of shares for treasury	(10,886)	(2,909)
Proceeds from long-term debt	975,291	14,029
Payments of long-term debt	(37,906)	(7,573)
Financing costs	(16,457)	(571)
Other, net	(27)	(214)
Net cash provided by ( used) in financing activities - continuing operations	899,924	(5,916)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	9,846	17,058
Net cash provided by (used in) investing activities	(1,445)	11,323

Net cash provided by discontinued operations	8,401	28,381
Effect of exchange rate changes on cash and equivalents	(3,513)	1,527
NET DECREASE IN CASH AND EQUIVALENTS	(126,360)	(42,525)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	248,653	218,089
CASH AND EQUIVALENTS AT END OF PERIOD	$122,293	$175,564

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

On September 27, 2021, Griffon announced it is exploring strategic alternatives for its Defense Electronics ("DE") segment, which consists of its Telephonics subsidiary, and on April 18, 2022, Griffon entered into a definitive agreement to sell Telephonics to TTM Technologies, Inc. ("TTM") for $330,000 in cash. The transaction is expected to close within the second calendar quarter of 2022. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter, which is part of Griffon's Consumer and Professional Products segment, complements and diversifies our portfolio of leading consumer brands and products. The acquisition of Hunter was primarily financed with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolving credit facility borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures.

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

On March 31, 2022, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $945,000 and $792,000, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,053 at March 31, 2022 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2022, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $995 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on marketable debt and equity securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2022, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in U.S. dollars.

At March 31, 2022, Griffon had $46,500 of Australian dollar contracts at a weighted average rate of $1.35 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $773 ($541, net of tax) at March 31, 2022. Upon settlement, gains of $730 and $2,263 were recorded in COGS during the three and six months ended March 31, 2022, respectively. All contracts expire in 29 to 180 days.

At March 31, 2022, Griffon had 48,600 of Chinese Yuan contracts at a weighted average rate of $6.52 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $1,140 ($832, net of tax) at March 31, 2022. Upon settlement, gains of $654 were recorded in COGS during the six months ended March 31, 2022. All contracts expire in 7 to 308 days.

At March 31, 2022, Griffon had $6,950 of Canadian dollar contracts at a weighted average rate of $1.25. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2022, fair value (losses) gains of $(136) and $2, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $16 and $2 were recorded in Other income during the three and six months ended March 31, 2022, respectively for all settled contracts. All contracts expire in 1 to 380 days.

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

On January 24, 2022, Griffon completed the acquisition of Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a contractual purchase price of $845,000, subject to customary post-closing adjustments. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolver borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. The goodwill recognized was $279,658, which was assigned to the CPP segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the first quarter of fiscal 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

	Proforma For the Three Months Ended March 31, (unaudited)		Proforma For the Six Months Ended March 31, (unaudited)
	2022	2021	2022	2021
Revenue	$791,038	$673,597	$1,461,877	$1,277,382
Income from continuing operations	55,151	24,419	75,125	50,514

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the Telephonics Corporate business as a discontinued operation, to the historical results of Hunter after applying Griffon’s accounting policies and the following proforma adjustments:

•Additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2021.
•Additional interest and related expenses from the new $800,000 seven year Term Loan B facility that Griffon used to acquire Hunter Fan.
•The consequential tax effects of the above adjustments using a 21.9% tax rate for the year ended September 30, 2021.

The calculation of the preliminary purchase price allocation is as follows:

Accounts receivable (1)	$64,602
Inventories(2)	110,299
Other current assets	9,513
Property, plant and equipment	15,007
Operating lease right-of-use assets	12,447
Goodwill	279,658
Intangible assets	606,000
Total assets acquired	$1,097,526

Accounts payable and accrued liabilities	$70,768
Current portion of operating lease liabilities	3,323
Deferred tax liability(3)	161,381
Long-term operating lease liabilities	9,123
Other long-term liabilities	1,467
Total liabilities assumed	$246,062
Total net assets acquired	$851,464
(1) Includes $67,201 of gross accounts receivable of which $2,599 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $113,287 of gross inventory of which $2,988 was reserved for obsolete items.
(3) Deferred tax liability recorded on intangibles assets.

The amounts assigned to goodwill and major intangible asset classifications for the Hunter acquisition are as follows:

		Average Life (Years)
Goodwill	$279,658	N/A
Indefinite-lived intangibles	356,000	N/A
Definite-lived intangibles	250,000	20
Total goodwill and intangible assets	$885,658

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

During the three and six months ended March 31, 2022, the Company incurred acquisition costs of $6,708 and $9,303, respectively. During the three and six months ended March 31, 2021, acquisition costs were de minimis.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At March 31, 2022	At September 30, 2021
Raw materials and supplies	$164,912	$133,684
Work in process	48,267	48,531
Finished goods	473,832	290,579
Total	$687,011	$472,794

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2022	At September 30, 2021
Land, building and building improvements	$163,567	$164,486
Machinery and equipment	546,663	520,110
Leasehold improvements	42,045	39,913
	752,275	724,509
Accumulated depreciation and amortization	(448,106)	(431,887)
Total	$304,169	$292,622

Depreciation and amortization expense for property, plant and equipment was $11,782 and $10,742 for the quarters ended March 31, 2022 and 2021, respectively, and $22,476 and $20,980 for the six months ended March 31, 2022 and 2021, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,256 and $3,613 for the quarters ended March 31, 2022 and 2021, respectively, and $7,656 and $6,875 for the six months ended March 31, 2022 and 2021, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

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

Based on a review of the Company's policies and procedures across all segments, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions, Griffon determined that its method to determine credit losses and the amount of its allowances for bad debts is in accordance with the accounting guidance for credit losses on financial instruments, including trade receivables, in all material respects.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Six months ended March 31,
	2022	2021
Beginning Balance, October 1	$8,787	$8,178
Accounts receivable, net acquired	2,599	—
Provision for expected credit losses	1,889	1,234
Amounts written off charged against the allowance	(10)	(161)
Other, primarily foreign currency translation	235	23
Ending Balance, March 31	$13,500	$9,274

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2022:

	At September 30, 2021	Hunter Acquisition	Foreign currency translations adjustments	At March 31, 2022
Consumer and Professional Products	$234,895	$279,658	$1,717	$516,270
Home and Building Products	191,253	—	—	191,253
Total	$426,148	$279,658	$1,717	$707,523

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2022			At September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$438,693	$82,866	23	$187,732	$75,794
Technology and patents	13,613	2,702	13	13,429	2,439
Total amortizable intangible assets	452,306	85,568		201,161	78,233
Trademarks	582,992	—		227,097	—
Total intangible assets	$1,035,298	$85,568		$428,258	$78,233

The gross carrying amount of intangible assets was impacted by $563 related to foreign currency translation.

Amortization expense for intangible assets was $4,470 and $2,407 for the quarters ended March 31, 2022 and 2021, respectively, and $6,857 and $4,759 for the six months ended March 31, 2022 and 2021, respectively. The increase in intangible assets and amortization is related to the Hunter acquisition.

Amortization expense for the remainder of 2022 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2022 - $13,600; 2023 - $22,100; 2024 - $22,100; 2025 - $22,100; 2026 - $22,100; 2027 - $22,100; thereafter $242,638.

During the six months ended March 31, 2022, the Company determined that there were no triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at March 31, 2022.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended March 31, 2022, the Company recognized a tax provision of $24,533 on income before taxes from continuing operations of $83,104, compared to a tax provision of $11,082 on income before taxes from continuing operations of $29,201 in the comparable prior year quarter. The current year quarter results included restructuring charges of $4,766 ($3,496, net of tax), acquisition costs of $6,708 ($6,146, net of tax), proxy expenses of $4,661 ($3,591, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $693. The prior year quarter results included restructuring charges of $7,502 ($5,605, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $1,417. Excluding these items, the effective tax rates for the quarters ended March 31, 2022 and 2021 were 28.3% and 31.5%, respectively.

During the six months ended March 31, 2022, the Company recognized a tax provision of $31,851 on income before taxes of $107,327, compared to a tax provision of $22,790 on income before taxes of $66,339 in the comparable prior year period. The six month period ended March 31, 2022 included restructuring charges of $6,482 ($4,826, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy expenses of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $1,574. The six month period ended March 31, 2021 included restructuring charges of $10,581 ($7,906, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $369. Excluding these items, the effective tax rates for the six months ended March 31, 2022 and 2021 were 29.0% and 32.6%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At March 31, 2022					At September 30, 2021
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)		Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$290	(12,257)	$988,033	5.75%	$1,000,000	$315		$(13,293)	$987,022	5.75%
Term Loan B 2029	(b)	800,000	(1,970)	(15,235)	782,795	Variable	—	—	—	—	—	n/a
Revolver due 2025	(b)	153,146	—	(1,473)	151,673	Variable	13,483	—		(1,718)	11,765	Variable
Finance lease - real estate	(c)	13,757	—	—	13,757	Variable	14,594	—		(4)	14,590	Variable
Non US lines of credit	(d)	11,713	—	(9)	11,704	Variable	3,012	—		(17)	2,995	Variable
Non US term loans	(d)	15,948	—	(52)	15,896	Variable	25,684	—		(91)	25,593	Variable
Other long term debt	(e)	2,991	—	(14)	2,977	Variable	3,733	—		(15)	3,718	Variable
Totals		1,997,555	(1,680)	(29,040)	1,966,835		1,060,506	315		(15,138)	1,045,683
less: Current portion		(25,110)	—	—	(25,110)		(12,486)	—		—	(12,486)
Long-term debt		$1,972,445	$(1,680)	$(29,040)	$1,941,725		$1,048,020	$315		$(15,138)	$1,033,197

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,375	$(12)	$518	$14,881	6.0%	$14,375	$(12)	$529	$14,892
Term Loan B due 2029	(b)	3.4%	4,767	30	232	5,029	n/a	—	—	—	—
Revolver due 2025	(b)	Variable	990	—	123	1,113	Variable	287	—	122	409
Finance lease - real estate	(c)	5.6%	192	—	—	192	5.9%	224	—	7	231
Non US lines of credit	(d)	Variable	7	—	3	10	Variable	4	—	4	8
Non US term loans	(d)	Variable	185	—	18	203	Variable	163	—	18	181
Other long term debt	(e)	Variable	61	—	—	61	Variable	115	—	1	116
Capitalized interest			(81)	—	—	(81)		(6)	—	—	(6)
Totals			$20,496	$18	$894	$21,408		$15,162	$(12)	$681	$15,831

		Six Months Ended March 31, 2022					Six Months Ended March 31, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,750	$(24)	$1,036	$29,762	6.0%	$28,750	$(24)	$1,071	$29,797
Term Loan B due 2029	(b)	3.4%	4,767	30	232	5,029	n/a	—	—	—	—
Revolver due 2025	(b)	Variable	1,251	—	245	1,496	Variable	416	—	245	661
Finance lease - real estate	(c)	5.5%	390	—	4	394	5.6%	456	—	13	469
Non US lines of credit	(d)	Variable	10	—	7	17	Variable	7	—	8	15
Non US term loans	(d)	Variable	351	—	35	386	Variable	334	—	35	369
Other long term debt	(e)	Variable	158	—	1	159	Variable	222	—	1	223
Capitalized interest			(154)	—	—	(154)		(13)	—	—	(13)
Totals			$35,523	$6	$1,560	$37,089		$30,172	$(24)	$1,373	$31,521

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. As of March 31, 2022, outstanding 2028 Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $945,000 on March 31, 2022 based upon quoted market prices (level 1 inputs). In connection with these transactions, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the 2028 Senior Notes, which is being amortized over the term of such notes, and at March 31, 2022, $12,257 remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The fair value of the Term Loan B facility approximated $792,000 on March 31, 2022 based upon quoted market prices (level 1 inputs). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.75%, for a total current interest rate of 3.25%. The Original Issue Discount for the Term Loan B was 99.75%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds. The Term Loan B facility requires nominal quarterly principal payments equal to 0.25% of the original outstanding principal amount, beginning with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan. At March 31, 2022, $15,235 remained to be amortized.

The Revolver's maximum borrowing availability is $400,000 and it matures on March 22, 2025. The Revolver includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

    In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans, 2.00% for SOFR loans and 2.00% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2022, there were $153,146 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $13,815; and $233,039 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2022, $13,757 was outstanding, net of issuance costs. During the year-to-date period ended March 31, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($12,018 as of March 31, 2022) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.75% LIBOR USD and 2.38% Bankers Acceptance Rate CDN as of March 31, 2022). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($12,018 as of March 31, 2022) available.

During the period ended March 31,2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Sap Rate) plus 1.25%, respectively, per annum (1.31% at March 31, 2022). At March 31, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($11,273 as of March 31, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.92% (2.61% at March 31, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (4.00% as of March 31, 2022). The revolving credit facility matures in July 2022, but it is renewable upon mutual agreement with the lender. As of March 31, 2022, the revolver had an outstanding balance of GBP 2,827 ($3,713 as of March 31, 2022) while the term and mortgage loan balances amounted to GBP 12,145 ($15,948 as of March 31, 2022). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. During the period ended March 31, 2022, AMES UK entered into a $8,500 trade loan facility agreement. The trade loan facility has a maximum loan period of 135 days and is due on June 29, 2022. The trade facility accrues interest at the Mid-point of the FED Target Range plus 2.50% (2.88% as of March 31, 2022). The trade facility had an outstanding balance of $8,000 as of March 31, 2022.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At March 31, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2022, the Company paid two quarterly cash dividends of $0.09 per share each. During 2021, the Company paid a quarterly cash dividend of $0.08 per share, totaling $0.32 per share for the year. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On April 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 16, 2022 to shareholders of record as of the close of business on May 19, 2022.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, under which awards of performance shares, performance units, stock options,

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of March 31, 2022, there were 867,180 shares available for grant.

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

During the first quarter of 2022, Griffon granted 236,973 shares of restricted stock and restricted stock units. This included 218,162 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of thirty-four months, with a total fair value of $6,285, or a weighted average fair value of $28.81 per share. Furthermore, this included an 18,811 shares of restricted stock award granted to one executive, with a vesting period of three years and a total fair value of $507 or a weighted average fair value of $26.97 per share.

During the second quarter of 2022, Griffon granted 711,725 shares of restricted stock. This included 199,195 shares of restricted stock to nine executives with a vesting period of three years, with a total fair value of $1,494, or a weighted average fair value of $22.50 per share. This also included 454,146 shares of restricted stock granted to two senior executives with a vesting period of thirty-four months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 113,538 to 454,146. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is approximately $5,456, or a weighted average fair value of $24.03 per share. Additionally, Griffon granted 58,384 restricted shares to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,375, or a weighted average fair value of $23.55 per share. During the six months ended March 31, 2022, 469,855 shares granted were issued out of treasury stock.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Restricted stock	$4,314	$4,286	$8,204	$7,714
ESOP	778	1,007	1,755	1,787
Total stock based compensation	$5,092	$5,293	$9,959	$9,501

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2022, Griffon did not purchase any shares of common stock under these repurchase programs. As of March 31, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

During the six months ended March 31, 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Common shares outstanding	57,032	56,684	57,032	56,684
Unallocated ESOP shares	(1,769)	(1,961)	(1,769)	(1,961)
Non-vested restricted stock	(3,533)	(3,822)	(3,533)	(3,822)
Impact of weighted average shares	(62)	(63)	(307)	(184)
Weighted average shares outstanding - basic	51,668	50,838	51,423	50,717
Incremental shares from stock based compensation	1,762	2,426	2,179	2,494
Weighted average shares outstanding - diluted	53,430	53,264	53,602	53,211

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2022	2021	2022	2021
Consumer and Professional Products	$411,012	$331,871	$694,185	$622,913
Home and Building Products	368,605	242,811	677,181	493,292
Total revenue	$779,617	$574,682	$1,371,366	$1,116,205

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Residential repair and remodel	$50,478	$50,560	$89,237	$96,160
Retail	216,836	153,746	347,071	292,994
Residential new construction	12,019	14,540	22,346	28,055
Industrial	21,068	9,958	32,374	19,489
International excluding North America	110,611	103,067	203,157	186,215
Total Consumer and Professional Products	411,012	331,871	694,185	622,913
Residential repair and remodel	172,377	120,827	317,462	246,942
Commercial construction	157,376	94,751	288,165	190,690
Residential new construction	38,852	27,233	71,554	55,660
Total Home and Building Products	368,605	242,811	677,181	493,292
Total Consolidated Revenue	$779,617	$574,682	$1,371,366	$1,116,205

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31,
	2022			2021
	CPP	HBP	Total	CPP	HBP	Total
United States	$264,747	$352,809	$617,556	$205,368	$230,955	$436,323
Europe	46,783	7	46,790	38,965	41	39,006
Canada	31,029	13,877	44,906	21,778	9,797	31,575
Australia	62,189	—	62,189	63,691	—	63,691
All other countries	6,264	1,912	8,176	2,069	2,018	4,087
Consolidated revenue	$411,012	$368,605	$779,617	$331,871	$242,811	$574,682

	For the Six Months Ended March 31, 2022
	2022			2021
	CPP	HBP	Total	CPP	HBP	Total
United States	$429,646	$647,385	$1,077,031	$388,810	$467,486	$856,296
Europe	65,113	44	65,157	52,121	41	52,162
Canada	53,657	25,891	79,548	43,893	21,285	65,178
Australia	136,537	—	136,537	133,231	—	133,231
All other countries	9,232	3,861	13,093	4,858	4,480	9,338
Consolidated revenue	$694,185	$677,181	$1,371,366	$622,913	$493,292	$1,116,205

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Segment adjusted EBITDA:
Consumer and Professional Products	$47,844	$37,423	$64,058	$70,136
Home and Building Products	104,474	40,060	160,771	88,429
Segment adjusted EBITDA	152,318	77,483	224,829	158,565
Unallocated amounts, excluding depreciation *	(12,750)	(12,104)	(25,707)	(24,733)
Adjusted EBITDA	139,568	65,379	199,122	133,832
Net interest expense	(21,376)	(15,527)	(37,024)	(31,173)
Depreciation and amortization	(16,252)	(13,149)	(29,333)	(25,739)
Restructuring charges	(4,766)	(7,502)	(6,482)	(10,581)
Acquisition costs	(6,708)	—	(9,303)	—
Proxy expenses	(4,661)	—	(6,952)	—
Fair value step-up of acquired inventory sold	(2,701)	—	(2,701)	—
Income before taxes from continuing operations	$83,104	$29,201	$107,327	$66,339
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2022	2021	2022	2021
Segment:
Consumer and Professional Products	$11,791	$8,620	$20,397	$16,819
Home and Building Products	4,324	4,379	8,662	8,720
Total segment depreciation and amortization	16,115	12,999	29,059	25,539
Corporate	137	150	274	200
Total consolidated depreciation and amortization	$16,252	$13,149	$29,333	$25,739

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$9,054	$6,813	$16,184	$13,720
Home and Building Products	2,403	1,998	5,752	4,113
Total segment	11,457	8,811	21,936	17,833
Corporate	—	2	94	2
Total consolidated capital expenditures	$11,457	$8,813	$22,030	$17,835

ASSETS	At March 31, 2022	At September 30, 2021
Segment assets:
Consumer and Professional Products	$2,665,362	$1,377,618
Home and Building Products	714,647	666,422
Total segment assets	3,380,009	2,044,040
Corporate	138,462	283,202
Total continuing assets	3,518,471	2,327,242
Discontinued operations - held for sale	264,861	273,414
Other discontinued operations	3,691	4,029
Consolidated total	$3,787,023	$2,604,685

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest cost	$911	$745	$1,707	$1,489
Expected return on plan assets	(2,835)	(2,545)	(5,424)	(5,089)
Amortization:
Recognized actuarial loss	845	1,573	1,690	3,146
Net periodic expense (income)	$(1,079)	$(227)	$(2,027)	$(454)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606 (Revenue Guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update is effective for the Company beginning in fiscal 2023. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and related disclosures.
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

NOTE 16 – DISCONTINUED OPERATIONS

On September 27, 2021, Griffon announced it is exploring strategic alternatives for its DE segment, which consists of its Telephonics subsidiary, and on April 18, 2022, Griffon entered into a definitive agreement to sell Telephonics to TTM for $330,000 in cash. The transaction is expected to close within the second calendar quarter of 2022.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$56,273	$60,150	$110,266	$127,918
Cost of goods and services	45,188	51,411	86,149	113,512
Gross profit	11,085	8,739	24,117	14,406
Selling, general and administrative expenses	10,289	9,359	20,309	19,301
Income (loss) from discontinued operations	796	(620)	3,808	(4,895)
Other income (expense)
Interest income, net	2	1	2	1
Gain on sale of business	—	(949)	—	5,291
Other, net	(104)	227	(102)	293
Total other income (expense)	(102)	(721)	(100)	5,585
Income from discontinued operations before taxes	$694	$(1,341)	$3,708	$690
Provision (benefit) for income taxes	(6,424)	(334)	(5,803)	(2,373)
Income from discontinued operations	$7,118	$(1,007)	$9,511	$3,063

During the three and six months ended March 31, 2022, Income from discontinued operations includes $2,422 and $4,214, respectively, of costs associated with consulting and stay bonuses. Depreciation and amortization was excluded from the current year results since DE is classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,400 and $5,100 in the three and six months ended March 31, 2022, respectively. Provision (benefit) for income taxes includes $4,954 of estimated deferred tax benefits related to the anticipated disposition of the Telephonics subsidiary.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets:

	At March 31,	At September 30,
	2022	2021
CURRENT ASSETS
Accounts receivable, net	$48,652	$42,020
Contract assets, net of progress payments	52,497	72,983
Inventories	87,265	83,970
Prepaid and other current assets	4,993	4,409
PROPERTY, PLANT AND EQUIPMENT, net	47,313	45,371
OPERATING LEASE RIGHT-OF-USE ASSETS	1,167	1,167
GOODWILL	17,734	17,734
INTANGIBLE ASSETS, net	131	131
OTHER ASSETS	5,109	5,629
Total Assets Held for Sale	$264,861	$273,414
CURRENT LIABILITIES
Accounts payable	58,681	60,486
Accrued liabilities	10,510	15,153
Current portion of operating lease liabilities	223	287
LONG-TERM OPERATING LEASE LIABILITIES	766	867
OTHER LIABILITIES	3,038	3,955
Total Liabilities Held for Sale	$73,218	$80,748

Installation Services and Other Discontinued Activities

The following amounts summarize the total assets and liabilities related to the Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2022	At September 30, 2021
Assets of discontinued operations:
Prepaid and other current assets	$497	$605
Other long-term assets	3,194	3,424
Total assets of discontinued operations	$3,691	$4,029

Liabilities of discontinued operations:
Accrued liabilities, current	$3,312	$3,280
Other long-term liabilities	4,406	3,794
Total liabilities of discontinued operations	$7,718	$7,074

At March 31, 2022 and September 30, 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, warranty and environmental reserves totaling liabilities of approximately $7,718 and $7,074, respectively.

There was no reported revenue in the quarter and six month period ended March 31 2022 and 2021.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 17 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced an accelerated timeline and reduced scope for the initiative, which will now be completed by the end of fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

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

When fully implemented and the efficiencies are fully realized, we expect annual cash savings of $25,000 (previously $30,000 to $35,000). The cost to implement this new business platform, over the duration of the project, will now include one-time charges of approximately $50,000 (previously $65,000) and capital investments of approximately $15,000 (previously $65,000), net of future proceeds from the sale of exited facilities.

In the quarter and six months ended March 31, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $4,766 and $6,482, respectively. During the six months ended March 31, 2022, cash charges totaled $4,427 and non-cash, asset-related charges totaled $2,055; the cash charges included $2,138 for one-time termination benefits and other personnel-related costs and $2,289 for facility exit costs. Non-cash charges included a $1,766 impairment charge related to certain fixed assets at several manufacturing locations and $289 of inventory that have no recoverable value. During the six months ended March 31, 2022, headcount was reduced by 20.

In the quarter and six months ended March 31, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $7,502 and $10,581, respectively. During the six months ended March 31, 2021, cash charges totaled $7,891 and non-cash, asset-related charges totaled $2,690; the cash charges included $1,084 for one-time termination benefits and other personnel related costs and $6,807 for facility and lease exit costs primarily driven by the consolidation of distribution facilities. Non-cash charges of $2,690 predominantly related to inventory that have no recoverable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Cost of goods and services	$2,455	$3,337	$2,777	$3,878
Selling, general and administrative expenses	2,311	4,165	3,705	6,703
Total restructuring charges	$4,766	$7,502	$6,482	$10,581

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Personnel related costs	$1,878	$722	$2,138	$1,084
Facilities, exit costs and other	1,122	4,283	2,289	6,807
Non-cash facility and other	1,766	2,497	2,055	2,690
Total	$4,766	$7,502	$6,482	$10,581

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2021	$418	$264	$—	$682
Q1 Restructuring charges	260	1,167	289	1,716
Q1 Cash payments	(275)	(1,167)	—	(1,442)
Q1 Non-cash charges	—	—	(289)	(289)
Accrued liability at December 31, 2021	$403	$264	$—	$667
Q2 Restructuring charges	1,878	1,122	1,766	4,766
Q2 Cash payments	(1,883)	(1,122)	—	(3,005)
Q2 Non-cash charges	—	—	(1,766)	(1,766)
Accrued liability at March 31, 2022	$398	$264	$—	$662

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2022 and 2021, Other income (expense) of $1,675 and $1,081, respectively, includes $168 and $320, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,079 and $227, respectively, as well as $(331) and $55, respectively, of net investment income (loss). Other income (expense) also includes rental income of $462 in each of the three months ended March 31, 2022 and 2021. Additionally, it includes royalty income of $616 for the three months ended March 31, 2022.

For the six months ended March 31, 2022 and 2021, Other income (expense) of $3,056 and $1,438, respectively, includes $562 and $379, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $2,027 and $454, respectively, as well as $(238) and $386, respectively, of net investment income (loss). Other income (expense) also includes rental income of $924 in each of the six months ended March 31, 2022 and 2021. Additionally, it includes royalty income of $616 for the six months ended March 31, 2022.

NOTE 19 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Balance, beginning of period	$9,572	$6,232	$7,818	$6,268
Warranties issued and changes in estimated pre-existing warranties	5,788	4,933	9,249	8,509
Actual warranty costs incurred	(3,755)	(3,245)	(5,462)	(6,857)
Other warranty liabilities assumed from acquisitions	6,353	—	6,353	—
Balance, end of period	$17,958	$7,920	$17,958	$7,920

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2022			2021

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,049	$—	$6,049	$1,739	$—	$1,739
Pension and other defined benefit plans	177	(37)	140	1,585	(340)	1,245
Cash flow hedges	(1,771)	531	(1,240)	2,559	(768)	1,791
Total other comprehensive income (loss)	$4,455	$494	$4,949	$5,883	$(1,108)	$4,775

	For the Six Months Ended March 31,
	2022			2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$3,730	$—	$3,730	$13,862	$—	$13,862
Pension and other defined benefit plans	1,023	(215)	808	3,735	(784)	2,951
Cash flow hedges	(3,342)	1,002	(2,340)	1,576	(473)	1,103
Total other comprehensive income (loss)	$1,411	$787	$2,198	$19,173	$(1,257)	$17,916

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2022	At September 30, 2021
Foreign currency translation adjustments	$(15,520)	$(19,250)
Pension and other defined benefit plans	(27,994)	(28,802)
Change in Cash flow hedges	(265)	2,075
	$(43,779)	$(45,977)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2022	2021	2022	2021
Pension amortization	$(845)	$(1,573)	$(1,690)	$(3,146)
Cash flow hedges	1,384	(1,741)	2,917	(2,399)
Total gain (loss)	$539	$(3,314)	$1,227	$(5,545)
Tax benefit (expense)	(113)	696	(257)	1,165
Total	$426	$(2,618)	$970	$(4,380)
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Fixed	$9,906	$9,686	$19,653	$19,177
Variable (a), (b)	1,684	1,919	3,536	3,813
Short-term (b)	1,486	985	2,835	2,055
Total	$13,076	$12,590	$26,024	$25,045
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information were as follows:

	For the Six Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,510	$21,223
Financing cash flows from finance leases	1,401	1,865
Total	$23,911	$23,088

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	March 31, 2022	September 30, 2021
Operating Leases:
Right of use assets:
Operating right-of-use assets	$149,587	$144,598

Lease Liabilities:
Current portion of operating lease liabilities	$32,210	$29,881
Long-term operating lease liabilities	122,488	119,315
Total operating lease liabilities	$154,698	$149,196

Finance Leases:
Property, plant and equipment, net(1)	$15,113	$16,466

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,329	$2,347
Long-term debt, net	13,019	14,120
Total financing lease liabilities	$15,348	$16,467

(1) Finance lease assets are recorded net of accumulated depreciation of $4,488 and $6,136 as of March 31, 2022 and September 30, 2021, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2022, $13,757 was outstanding, net of issuance costs. During the six months ended March 31, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021.

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022(a)	$20,230	$1,541
2023	34,959	2,893
2024	26,530	2,322
2025	23,775	2,128
2026	15,566	2,106
2027	11,677	2,074
Thereafter	54,552	5,703
Total lease payments	$187,289	$18,767
Less: Imputed Interest	(32,591)	(3,419)
Present value of lease liabilities	$154,698	$15,348
(a) Excluding the six months ended March 31, 2022.

Average lease terms and discount rates at March 31, 2022 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.6
Finance Leases	7.8

Weighted-average discount rate
Operating Leases	4.36%
Finance Leases	5.49%

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, New York was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required AMES to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2011, remediation of chlorinated solvents in the groundwater was completed to the satisfaction of DEC. In June 2020, AMES completed the remediation required by the Record of Decision issued by DEC in 2019 ("ROD") and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. While AMES was implementing the remediation required by the ROD, DEC requested additional investigation of a small area on the site and of an area adjacent to the site perimeter. AMES investigated the on-site area and has completed remediation of that small area under a workplan approved by DEC. AMES also completed a workplan approved by DEC to investigate the areas adjacent to the site perimeter, and is now performing a statistical analysis to determine the area, if any, required to be remediated. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. AMES’ insurer has accepted AMES’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

Memphis, TN site. Hunter Fan Company (“Hunter”) operated its headquarters and a production plant in Memphis, Tennessee for over 50 years (the “Memphis Site”). While Hunter completed certain on-site remediation of PCB-contaminated soils, Hunter did not investigate the extent to which PCBs existed beneath the building itself nor determine whether off-site areas had been impacted. Hunter vacated the Memphis Site approximately twenty years ago, and the on-site buildings have now been demolished.

The State of Tennessee Department of Environment and Conservation (“TDEC”) identified the Memphis Site as being potentially contaminated, raising the possibility that site operations could have resulted in soil and groundwater contamination involving volatile organic compounds and metals. The TDEC performed a preliminary assessment of the site and recommended to the United States Environmental Protection Agency (“EPA”) that the site be listed on the National Priorities List established under CERCLA. The TDEC further recommended that the EPA fund an investigation of potential soil gas contamination in receptors near the site. The TDEC has also indicated that it will proceed with this investigation if the EPA does not act.

It is unknown whether the EPA will add the Memphis Site to the National Priorities List, whether a site investigation will reveal contamination and, if there is contamination, the extent of such contamination. However, given that certain PCB work was not completed in the past and the TDEC’s stated intent for the EPA to perform an investigation (and the statement by the TDEC that it will perform the investigation if the EPA will not), liability is probable in this matter. There are other potentially responsible parties for this site, including a former owner of Hunter; Hunter has notified such former owner of this matter, which may have liability for any required remediation.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
If the EPA decides to add this site to the National Priorities List, a Remedial Investigation/Feasibility Study (“RI/FS”) will be required. Hunter expects that EPA will ask it to perform this work. If Hunter does not reach an agreement with the EPA to perform this work, the EPA will implement the RI/FS on its own. Should the EPA implement the RI/FS or perform further studies and/or subsequently remediate the site without first reaching an agreement with one or more relevant parties, the EPA would likely seek from such parties, including Hunter, reimbursement for the costs incurred.

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

Over the past four years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") on January 24, 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson"), which has been integrated into Clopay Corporation ("Clopay") in our Home and Building Products ("HBP") segment, creating a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products under brands that include Clopay, Ideal and CornellCookson. We established an integrated headquarters for CPP in Orlando, Florida, for our portfolio of leading brands that includes AMES, Hunter, True Temper and ClosetMaid. CPP is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles.

On September 27, 2021, we announced we are exploring strategic alternatives for our Defense Electronics ("DE") segment, which consists of our Telephonics Corporation ("Telephonics") subsidiary; and on April 18, 2022, Griffon entered into a definitive agreement to sell Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash. The transaction is expected to close within the second calendar quarter of 2022, subject to certain closing conditions and regulatory approvals. Since September 2021, Griffon has classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000, subject to customary post-closing adjustments. Hunter, part of Griffon's CPP segment, complements and diversifies our portfolio of leading consumer brands and products. The acquisition of Hunter was financed with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolver borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures.

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

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. At March 31, 2022, $233,039 of revolver capacity was available under Griffon's Credit Agreement and Griffon had cash and equivalents of $122,293.

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

Business Highlights

On September 27, 2021, we announced we are exploring strategic alternatives for our DE segment, which consists of our Telephonics subsidiary, and on April 18, 2022, Griffon entered into a definitive agreement to sell Telephonics to TTM for $330,000 in cash. The transaction is expected to close within the second calendar quarter of 2022. Griffon believes this will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a contractual purchase price of $845,000, subject to customary post-closing adjustments. The acquisition of Hunter was financed primarily with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolver borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter is expected to contribute approximately $385,000 in revenue in the first twelve months of operation after the acquisition.

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

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced an accelerated timeline and reduced scope for the initiative, which will now be completed by the end of fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

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

When fully implemented and the efficiencies are fully realized, we expect annual cash savings of $25,000 (previously $30,000 to $35,000). The cost to implement this new business platform, over the duration of the project, will now include one-time charges of approximately $50,000 (previously $65,000) and capital investments of approximately $15,000 (previously $65,000).

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

Reportable Segments:

Griffon conducts its operations through two reportable segments:

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

OVERVIEW

Revenue for the quarter ended March 31, 2022 was $779,617 compared to $574,682 in the prior year comparable quarter, an increase of 36%. Revenue increased at HBP and CPP by 52% and 24%, respectively. Excluding the Hunter acquisition on January 24, 2022, revenue increased 23% to $708,768. Hunter contributed $70,849. Income from continuing operations was $58,571 or $1.10 per share, compared to $18,119, or $0.34 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Restructuring charges of $4,766 ($3,496, net of tax, or $0.07 per share);
– Acquisition costs of $6,708 ($6,146, net of tax, or $0.12 per share); and
–    Proxy expenses of $4,661 ($3,591, net of tax, or $0.07 per share);
–    Fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax, or $0.04 per share);
– Discrete and certain other tax benefits, net, of $693 or $0.01 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $7,502 ($5,605, net of tax, or $0.11 per share);
– Discrete and certain other tax provisions, net, of $1,417 or $0.03 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $73,118, or $1.37 per share, in the current year quarter compared to $25,141, or $0.47 per share in the prior year quarter.

Revenue for the six months ended March 31, 2022 was $1,371,366 compared to $1,116,205 in the prior year period, an increase of 23%. Revenue increased at HBP and CPP by 37% and 11%, respectively. Revenue, excluding the Hunter acquisition, increased 17% to $1,300,517. Income from continuing operations was $75,476 or $1.41 per share, compared to $43,549, or $0.82 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Restructuring charges of $6,482 ($4,826, net of tax, or $0.09 per share);
– Acquisition costs of $9,303 ($8,149, net of tax, or $0.15 per share); and
–    Proxy expenses of $6,952 ($5,359, net of tax, or $0.10 per share);
–    Fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax, or $0.04 per share);
– Discrete and certain other tax benefits, net, of $1,574 or $0.03 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $10,581 ($7,906, net of tax, or $0.15 per share);
– Discrete and certain other tax provisions, net, of $369 or $0.01 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $94,243, or $1.76 per share in the current year period ended March 31, 2022 compared to $51,824, or $0.97 per share, in the comparable prior year period.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)

Income from continuing operations	$58,571	$18,119	$75,476	$43,549

Adjusting items:
Restructuring charges	4,766	7,502	6,482	10,581
Acquisition costs	6,708	—	9,303	—
Proxy expenses	4,661	—	6,952	—
Fair value step-up of acquired inventory sold	2,701	—	2,701	—
Tax impact of above items	(3,596)	(1,897)	(5,097)	(2,675)
Discrete and certain other tax provisions (benefits), net	(693)	1,417	(1,574)	369

Adjusted income from continuing operations	$73,118	$25,141	$94,243	$51,824

Earnings per common share from continuing operations	$1.10	$0.34	$1.41	$0.82

Adjusting items, net of tax:
Restructuring charges	0.07	0.11	0.09	0.15
Acquisition costs	0.12	—	0.15	—
Proxy expenses	0.07	—	0.10	—
Fair value step-up of acquired inventory sold	0.04	—	0.04	—
Discrete and certain other tax provisions (benefits), net	(0.01)	0.03	(0.03)	0.01

Adjusted earnings per common share from continuing operations	$1.37	$0.47	$1.76	$0.97

Weighted-average shares outstanding (in thousands)	53,430	53,264	53,602	53,211

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

RESULTS OF OPERATIONS

Three and six months ended March 31, 2022 and 2021

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2022		2021		2022		2021
United States	$264,747		$205,368		$429,646		$388,810
Europe	46,783		38,965		65,113		52,121
Canada	31,029		21,778		53,657		43,893
Australia	62,189		63,691		136,537		133,231
All other countries	6,264		2,069		9,232		4,858
Total Revenue	$411,012		$331,871		$694,185		$622,913
Adjusted EBITDA	47,844	11.6%	37,423	11.3%	$64,058	9.2%	$70,136	11.3%
Depreciation and amortization	11,791		8,620		$20,397		$16,819

For the quarter ended March 31, 2022, revenue increased $79,141, or 24%, compared to the prior year period primarily resulting from a 21% or $70,849 contribution from the January 24, 2022 Hunter acquisition, and price and mix of 15%, partially offset by an 11% reduction in volume, primarily in the U.S. due to reduced consumer demand and customer supplier diversification, and an unfavorable impact of foreign exchange of 1%.

For the quarter ended March 31, 2022, Adjusted EBITDA increased 28% to $47,844 compared to $37,423 in the prior year quarter, due to EBITDA of $14,339 from the Hunter acquisition. Excluding the Hunter contribution, EBITDA of $33,505 decreased 10% primarily due to the unfavorable impact of reduced U.S. volume and increased material, labor and transportation costs, partially offset by the benefits of price and mix.

For the six months ended March 31, 2022, revenue increased $71,272, or 11%, compared to the prior year period primarily resulting from a 12% or $70,849 contribution from the Hunter acquisition and price and mix of 13%, partially offset by a 13% reduction in volume, primarily in the U.S. due to reduced consumer demand and customer supplier diversification and an unfavorable impact of foreign exchange of 1%.

For the six months ended March 31, 2022, Adjusted EBITDA decreased 9% to $64,058 compared to $70,136 in the prior year period. Excluding the Hunter contribution of EBITDA of $14,339, EBITDA of $49,719 decreased 29% primarily due to the unfavorable impact of reduced US volume coupled with the lag in realization of price increases (Q1) and increased material, labor and transportation costs, partially offset by the benefits of price and mix.

For the quarter and six months ended March 31, 2022, segment depreciation and amortization increased $3,171 and $3,578, respectively, compared to the prior year comparable periods, due to new assets placed in service.

On January 24, 2021, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a contractual purchase price of $845,000, subject to customary post-closing adjustments. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects.

Strategic Initiative and Restructuring Charges
In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced an accelerated timeline and reduced scope for the initiative, which will now be completed by the end of fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

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

When fully implemented and the efficiencies are fully realized, we expect annual cash savings of $25,000 (previously $30,000 to $35,000). The cost to implement this new business platform, over the duration of the project, will now include one-time charges of approximately $50,000 (previously $65,000) and capital investments of approximately $15,000 (previously $65,000), net of future proceeds from the sale of exited facilities.

In connection with this initiative, during the three and six months ended March 31, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $4,766 and $6,482, respectively. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $41,569, comprised of cash charges of $28,167 and non-cash, asset-related charges of $13,402; the cash charges included $10,948 for one-time termination benefits and other personnel-related costs and $17,219 for facility exit costs. Since inception of this initiative in fiscal 2020 and during the six months ended March 31, 2022, capital expenditures of $18,058 and $2,551, respectively, were driven by investment in CPP business intelligence systems and an e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Reduction in Scope	(9,500)	(1,000)	(4,500)	(15,000)	(50,000)
Total Anticipated Charges	16,500	19,000	14,500	50,000	15,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Total 2021 restructuring charges	(3,190)	(11,573)	(6,655)	(21,418)	(8,774)
Q1 FY2022 Activity	(260)	(1,167)	(289)	(1,716)	(1,690)
Q2 FY2022 Activity	(1,878)	(1,122)	(1,766)	(4,766)	(861)
Total cumulative charges	(10,948)	(17,219)	(13,402)	(41,569)	$(18,058)
Estimate to Complete	$5,552	$1,781	$1,098	$8,431	$(3,058)	(a)
(a) Includes future proceeds from the sale of exited facilities.

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2022		2021		2022		2021
Residential	$211,229		$148,060		$389,016		$302,602
Commercial	157,376		94,751		288,165		190,690
Total Revenue	$368,605		$242,811		$677,181		$493,292
Adjusted EBITDA	104,474	28.3%	40,060	16.5%	$160,771	23.7%	$88,429	17.9%
Depreciation and amortization	4,324		4,379		$8,662		$8,720

For the quarter ended March 31, 2022, HBP revenue increased $125,794, or 52%, compared to the prior year period due to favorable mix and pricing with increased commercial volume offset by reduced residential volume due to labor and supply chain disruptions.

For the quarter ended March 31, 2022, Adjusted EBITDA increased 161% to $104,474 compared to $40,060 in the prior year period. EBITDA benefited from the increased revenue noted above, partially offset by increased material, labor and transportation costs.

For the six months ended March 31, 2022, revenue increased $183,889, or 37%, compared to the prior year period, due to favorable mix and pricing of 43% driven by both residential and commercial, partially offset by reduced volume of 6% driven by decreased residential volume due to labor and supply chain disruptions.
For the six months ended March 31, 2022, Adjusted EBITDA increased 82% to $160,771 compared to $88,429 in the prior year period. The favorable variance resulted from the increased revenue noted above, partially offset by increased material, labor and transportation costs.

For the quarter and six months ended March 31, 2022, segment depreciation and amortization remained consistent with the prior year comparable periods.

Unallocated

For the quarter ended March 31, 2022, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $12,750 compared to $12,104 in the prior year quarter; for the six months ended March 31, 2022, unallocated amounts totaled $25,707 compared to $24,733 in the prior year period. The increase in both the current quarter and six month periods, compared to their respective comparable prior year periods, primarily relates to increased medical claims, travel and stock compensation (Q1) expenses.

Proxy expenses

During the three and six months ended March 31, 2022, we incurred $4,661 and $6,952, respectively, of proxy expenses (including legal and advisory fees) in unallocated amounts as a result of a proxy contest initiated by a shareholder during the most recently completed fiscal quarter. There were no similar costs in the comparable period of the prior year. The proxy contest was completed at the shareholder meeting on February 17, 2022.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $3,116 and $3,520 for the quarter and six months ended March 31, 2022, respectively, compared to the comparable prior year periods, primarily due to depreciation and amortization on new assets placed in service and assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended March 31, 2022 and 2021, Other income (expense) of $1,675 and $1,081, respectively, includes $168 and $320, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,079 and $227, respectively, as well as $(331) and $55, respectively, of net investment income. Other income (expense) also includes rental income of $462 in each of the three months ended March 31, 2022 and 2021. Additionally, it includes royalty income of $616 for the three months ended March 31, 2022.

For the six months ended March 31, 2022 and 2021, Other income (expense) of $3,056 and $1,438, respectively, includes $562 and $(379), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $2,027 and $454, respectively, as well as $238 and $386, respectively, of net investment income. Other income (expense) also includes rental income of $924 in each of the six months ended March 31, 2022 and 2021. Additionally, it includes royalty income of $616 for the six months ended March 31, 2022.

Provision for income taxes

During the quarter ended March 31, 2022, the Company recognized a tax provision of $24,533 on income before taxes from continuing operations of $83,104, compared to a tax provision of $11,082 on income before taxes from continuing operations of $29,201 in the comparable prior year quarter. The current year quarter results included restructuring charges of $4,766 ($3,496, net of tax), acquisition costs of $6,708 ($6,146, net of tax), proxy expenses of $4,661 ($3,591, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $693. The prior year quarter results included restructuring charges of $7,502 ($5,605, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $1,417. Excluding these items, the effective tax rates for the quarters ended March 31, 2022 and 2021 were 28.3% and 31.5%, respectively.

During the six months ended March 31, 2022, the Company recognized a tax provision of $31,851 on income before taxes of $107,327, compared to a tax provision of $22,790 on income before taxes of $66,339 in the comparable prior year period. The six month period ended March 31, 2022 included restructuring charges of $6,482 ($4,826, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy expenses of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $1,574. The six month period ended March 31, 2021 included restructuring charges of $10,581 ($7,906, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $369. Excluding these items, the effective tax rates for the six months ended March 31, 2022 and 2021 were 29.0% and 32.6%, respectively.
Stock based compensation
For the quarters ended March 31, 2022 and 2021, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $5,092 and $5,293, respectively. For the six months ended March 31, 2022 and 2021, stock based compensation expense totaled $9,959 and $9,501, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2022, total other comprehensive income (loss), net of taxes, of $4,949 included a gain of $6,049 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian Dollar and British Pound, offset by the weakening of the Australian Dollar, all in comparison to the US Dollar; a $140 benefit from pension amortization; and a $1,240 loss on cash flow hedges.

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

For the six months ended March 31, 2022, total other comprehensive income, net of taxes, of $2,198 included a gain of $3,730 from foreign currency translation adjustments primarily due to the strengthening of the Canadian and Australian Dollars, offset by the weakening of the Euro and the British Pound, all in comparison to the US Dollar; a $808 benefit from pension amortization of actuarial losses; and a $2,340 loss on cash flow hedges.

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

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, we announced we are exploring strategic alternatives for our DE segment, which consists of our Telephonics subsidiary, and on April 18, 2022, Griffon entered into a definitive agreement to sell Telephonics to TTM for $330,000 in cash. The transaction is expected to close within the second calendar quarter of 2022. Griffon believes this will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

For the quarter ended March 31, 2022, DE revenue decreased 6% to $56,273 from $60,150 compared to the prior year quarter, and Adjusted EBITDA increased by 23% to $2,729 from $2,220. For the six months ended March 31, 2022, revenue decreased by 14% to $110,266 from $127,918 compared to the prior year period, and Adjusted EBITDA decreased by 8% to $7,201 from $7,805. The six months ended March 31, 2021 included $6,713 of revenue and $412 of EBITDA from the SEG business divested in December 2020.

Other Discontinued Operations

At March 31, 2022, Griffon's other discontinued assets and liabilities are primarily related to insurance claims, product liability, warranty reserves, environmental reserves and related income taxes. See Note 16, Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2022 secured $400,000 Credit Agreement. At March 31, 2022 , $233,039 of revolver capacity was available under the Credit Agreement and we had cash and cash equivalents of $122,293.

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

As of March 31, 2022, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $53,700. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Six Months Ended March 31,
	2022	2021
Net Cash Flows Provided by (Used In):
Operating activities	$(172,633)	$(44,411)
Investing activities	(858,539)	(22,106)
Financing activities	899,924	(5,916)

Cash used in operating activities from continuing operations for the six months ended March 31, 2022 was $172,633 compared to cash used in continuing operations of $44,411 in the comparable prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of increased accounts receivable and inventory primarily to meet seasonal demands.

Cash flows used in investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During the six months ended March 31, 2022, Griffon used $858,539 in investing activities from continuing operations compared to $22,106 used in the prior year comparable period. Griffon used $851,464 to acquire Hunter during the six months ended March 31, 2022. Griffon used $2,242 in the prior year comparable period to acquire Quatro. Capital expenditures, net of proceeds from the sale of assets, for the six months ended March 31, 2022 totaled $21,998, an increase of $4,245 from the prior year period. Proceeds from the sale of investments totaled $14,923 during the six months ended March 31, 2022 compared to cash used to purchase investments of $2,138 in the prior year comparable period.

During the six months ended March 31, 2022, cash provided by financing activities from continuing operations totaled $899,924 compared to cash used of $5,916 used in the prior year comparable period. Cash provided by financing activities in the current period consisted primarily of net proceeds from long-term debt of $937,385, partially offset by financing costs of $16,457, purchases of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $10,091. Cash used in financing activities in the prior year comparable period consisted primarily of payments of dividends of 8,678 and purchases of treasury shares to satisfy vesting of restricted stock of $2,909, partially offset by net proceeds from long-term debt of $6,456.

During the six months ended March 31, 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. Furthermore, during the six months ended March 31, 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2021, the Company declared and paid regular cash dividends totaling $0.32 per share, or $0.08 per share each quarter. During the six months ended March 31, 2022, the Board of Directors approved and paid two quarterly cash dividends of $0.09 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On April 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on June 16, 2022 to shareholders of record as of the close of business on May 19, 2022.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of March 31, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the six months ended March 31, 2022 under these share repurchase programs.

During the six months ended March 31, 2022, cash provided by discontinued operations from operating activities of $9,846 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with the former Installations Services business. Cash provided by discontinued operations from investing activities related to DE operations capital expenditures.

During the six months ended March 31, 2021, Griffon used cash for discontinued operations from operating activities of $17,058 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with other discontinued operations. Cash provided by discontinued operations from investing activities of 11,323 primarily related to net proceeds received of $14,725 from DE's sale of its SEG business less capital expenditures of $6,151.

Cash and Equivalents and Debt	March 31,	September 30,
	2022	2021
Cash and equivalents	$122,293	$248,653
Notes payables and current portion of long-term debt	25,110	12,486
Long-term debt, net of current maturities	1,941,725	1,033,197
Debt discount/premium and issuance costs	30,720	14,823
Total debt	1,997,555	1,060,506
Debt, net of cash and equivalents	$1,875,262	$811,853

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022. As of March 31, 2022, the outstanding 5.75% Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions and are registered under the Securities Act. The fair value of the Senior Notes approximated $945,000 on March 31, 2022 based upon quoted market prices (level 1 inputs). In connection with the issuance of Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes, and, at March 31, 2022, $12,257 remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The fair value of the Term Loan B facility approximated $792,000 on March 31, 2022 based upon quoted market prices (level 1 inputs). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.75%, for a total current interest rate of 3.25%. The Original Issue Discount for the Term Loan B was 99.75%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds. The Term Loan B facility requires nominal quarterly principal payments equal to 0.25% of the original outstanding principal amount, beginning with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan. At March 31, 2022, $15,235 remained to be amortized.

The Revolver's maximum borrowing availability is $400,000 and it matures on March 22, 2025. The Revolver includes a letter of credit sub-facility with a limit of $100,000; a multi-currency sub-facility of $200,000; and contains a customary accordion feature that permits us to request, subject to each lender's consent, an increase in the maximum aggregate amount that can be borrowed by up to an additional $100,000.

In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans, 2.00% for SOFR loans and 2.00% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2022, there were $153,146 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $13,815; and $233,039 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2022, $13,757 was outstanding, net of issuance costs. During the period ended March 31, 2022, the financing lease on the Troy, Ohio location expired.The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($12,018 as of March 31, 2022) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.75% LIBOR USD and 2.38% Bankers Acceptance Rate CDN as of March 31, 2022). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At March 31, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($12,018 as of March 31, 2022) available.

On March 30, 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid in full and canceled the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Sap Rate) plus 1.25%, respectively, per annum (1.31% at March 31, 2022). At March 31, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($11,273 as of March 31, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.92% (2.61% at March 31, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (4.00% as of March 31, 2022) and was renewed in June 2021. The revolving credit facility matures in July 2022, but it is renewable upon mutual agreement with the lender. As of March 31, 2022, the revolver had an outstanding balance of GBP 2,827 ($3,713 as of March 31, 2022) while the term and mortgage loan balances amounted to GBP 12,145 ($15,948 as of March 31, 2022). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. On February 14, 2022, AMES UK entered into a $8,500 trade facility agreement. The trade facility has a maximum loan period of 135 days and is due on June 29, 2022. The trade facility accrues interest at the Mid-point of the FED Target Range plus 2.50% (2.88% as of March 31, 2022). The trade facility had an outstanding balance of $8,000 as of March 31, 2022.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 4.4x at March 31, 2022.

Capital Resource Requirements

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2022, The Home Depot represented 13% of Griffon’s consolidated revenue, 19% of CPP's revenue and 8% of HBP’s revenue.

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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2022 and September 30, 2021 and for the six months ended March 31, 2022 and for the year ended September 30, 2021. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,182,806	$—	$1,991,434
Gross profit	$—	$341,200	$—	$497,829
Income (loss) from operations	$(29,973)	$129,427	$(22,321)	$123,870
Equity in earnings of Guarantor subsidiaries	$81,860	$—	$79,055	$—
Net income (loss)	$(28,340)	$81,860	$(40,035)	$79,055

Summarized Balance Sheet Information

	For the Six Months Ended		For the Year Ended
	March 31, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$58,337	$1,241,063	$114,377	$951,609
Non-current assets	15,351	1,965,964	17,665	1,069,540
Total assets	$73,688	$3,207,027	$132,042	$2,021,149

Current liabilities	$71,811	$425,053	$41,334	$397,121
Long-term debt	1,914,502	13,697	998,787	14,482
Other liabilities	26,677	318,099	43,337	164,122
Total liabilities	$2,012,990	$756,849	$1,083,458	$575,725

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the impact of the Hunter Fan transaction, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; our strategy, future operations, prospects and the plans of our businesses, including the closing of the disposition of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon's amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have a LIBOR and BBSY (Bank Bill Swap Rate) based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, BBSY, or LIBOR would not have a material impact on Griffon’s results of operations or liquidity.

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

In connection with the Hunter acquisition, Griffon is in the process of integrating its controls and procedures with respect to Hunter's operations. Griffon expects to include the internal controls with respect to Hunter operations in its assessment of the effectiveness of its internal controls over financial reporting as of the end of fiscal year 2023. Other than the acquisition of Hunter, during the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2022	—	$—	—
February 1 - 28, 2022	—	—	—
March 1 - 31, 2022	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2022, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Amendment to Employment Agreement

Following a review of our severance arrangements with our named executive officers, certain differences were identified between the provisions relating to the payment of a pro-rata bonus for the year of an executive’s termination (the “Pro Rata Bonus”) upon certain terminations of employment occurring within two years following a change in control. To make these provisions uniform, on April 28, 2022, we entered into amendments (collectively, the “Amendments”) to each of the employment agreement with our Chief Executive Officer, Ronald J. Kramer, and the severance agreements with our Senior Vice President and Chief Financial Officer, Brian G. Harris, and our Senior Vice President, General Counsel and Secretary, Seth L. Kaplan. The Amendment to Mr. Kramer’s employment agreement provides that Mr. Kramer’s Pro Rata Bonus be equal to a pro rata portion of the greater of the total bonus received in the immediately preceding year and the “Target Bonus” (with “Target Bonus” being defined as 150% of Mr. Kramer’s current salary). This is consistent with similar provisions in the agreements we have with our other named executive officers. The Amendments also provide for payment of the Pro Rata Bonus, and related payments due in the event of certain terminations of employment occurring within two years following a change in control, to be made within 10 days following the date on which the executive’s release of claims becomes effective. The foregoing description is qualified in its entirety by the Amendments, copies of each of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6	Exhibits

2.1*
Share Purchase Agreement by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation, dated as of April 18, 2022 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed April 21, 2022 (Commission File No. 1-06620)).

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffon Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 18, 2022 (Commission File No. 001-06620)).

3.2	Amendment No. 1 to Amended and Restated By-laws of Griffon Corporation (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated February 18, 2022 (Commission File No. 001-06620)).

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 24, 2022, to that certain Fourth Amended and Restated Credit Agreement, dated as of January 30, 2020, among Griffon
Corporation, the several banks and other financial institutions or entities from time to time parties thereto,
Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 of Current
Report on Form 8-K filed January 28, 2022 (Commission File No. 1-06620)).

10.2**	Griffon Corporation Director Compensation Program, Amended and Restated as of March 3, 2022.

10.3**	Griffon Corporation Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated February 18, 2022 (Commission File No. 001-06620)).

10.4**	Amendment No. 3 to Employment Agreement, dated March 16, 2008, by and between Griffon Corporation and Ronald J. Kramer, made as of April 28, 2022.

10.5**	Amendment No. 1 to Severance Agreement, dated July 30, 2015, by and between Griffon Corporation and Brian G. Harris, made as of April 28, 2022.

10.6**	Amendment No. 1 to Severance Agreement, dated April 27, 2010, by and between Griffon Corporation and Seth L. Kaplan, made as of April 28, 2022.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

** Indicates a management contract or compensatory plan or arrangement.

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

Date: April 28, 2022