Form 10-Q
period 2022-06-30
GRIFFON CORP
filed 2022-08-03
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding at June 30, 2022 was 57,063,936.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2022	September 30, 2021
CURRENT ASSETS
Cash and equivalents	$144,687	$248,653
Accounts receivable, net of allowances of $13,541 and $8,787	429,683	294,804
Inventories	708,178	472,794
Prepaid and other current assets	59,111	76,009
Assets of discontinued operations held for sale	—	275,814
Assets of discontinued operations	487	605
Total Current Assets	1,342,146	1,368,679
PROPERTY, PLANT AND EQUIPMENT, net	299,844	290,222
OPERATING LEASE RIGHT-OF-USE ASSETS	193,448	144,598
GOODWILL	705,356	426,148
INTANGIBLE ASSETS, net	939,024	350,025
OTHER ASSETS	21,791	21,589
ASSETS OF DISCONTINUED OPERATIONS	2,623	3,424
Total Assets	$3,504,232	$2,604,685

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$13,085	$12,486
Accounts payable	212,038	260,038
Accrued liabilities	306,282	144,928
Current portion of operating lease liabilities	32,426	29,881
Liabilities of discontinued operations held for sale	—	81,023
Liabilities of discontinued operations	30,806	3,280
Total Current Liabilities	594,637	531,636
LONG-TERM DEBT, net	1,574,697	1,033,197
LONG-TERM OPERATING LEASE LIABILITIES	167,549	119,315
OTHER LIABILITIES	257,209	109,585
LIABILITIES OF DISCONTINUED OPERATIONS	3,825	3,794
Total Liabilities	2,597,917	1,797,527
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	906,315	807,158
Total Liabilities and Shareholders’ Equity	$3,504,232	$2,604,685

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2022 and 2021
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income	—	—	—	19,298	—	—	—	—	19,298
Dividend	—	—	—	(4,739)	—	—	—	—	(4,739)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	113	28	(28)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	848	—	—	—	—	—	848
Stock-based compensation	—	—	2,866	—	—	—	—	—	2,866
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,751)	—	(2,751)
Balance at December 31, 2021	84,488	$21,122	$605,867	$684,557	28,184	$(427,736)	$(48,728)	$(22,697)	$812,385
Net income	—	—	—	65,689	—	—	—	—	65,689
Dividend	—	—	—	(5,352)	—	—	—	—	(5,352)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	258	65	(7,195)	—	(470)	7,130	—	—	—
ESOP allocation of common stock	—	—	638	—	—	—	—	—	638
Stock-based compensation	—	—	4,314	—	—	—	—	—	4,314
Other comprehensive income, net of tax	—	—	—	—	—	—	4,949	—	4,949
Balance at March 31, 2022	84,746	$21,187	$603,624	$744,894	27,714	$(420,606)	$(43,779)	$(22,106)	$883,214
Net income	—	—	—	140,287	—	—	—	—	140,287
Dividend	—	—	—	(109,487)	—	—	—	—	(109,487)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	—	—	(484)	—	(32)	484	—	—	—
ESOP allocation of common stock	—	—	757	—	—	—	—	—	757
Stock-based compensation	—	—	5,130	—	—	—	—	—	5,130
Other comprehensive income, net of tax	—	—	—	—	—	—	(14,177)	—	(14,177)
Balance at June 30, 2022	84,746	$21,187	$609,027	$775,694	27,682	$(420,122)	$(57,956)	$(21,515)	$906,315

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2022 and 2021
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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$768,179	$584,218	$2,139,545	$1,700,423
Cost of goods and services	507,578	424,316	1,452,459	1,215,179
Gross profit	260,601	159,902	687,086	485,244

Selling, general and administrative expenses	157,387	117,796	442,577	347,138

Income from operations	103,214	42,106	244,509	138,106

Other income (expense)
Interest expense	(24,022)	(15,849)	(61,111)	(47,370)
Interest income	61	49	126	397
Debt extinguishment, net	(5,287)	—	(5,287)	—
Other, net	2,084	587	4,528	1,413
Total other expense, net	(27,164)	(15,213)	(61,744)	(45,560)

Income before taxes from continuing operations	76,050	26,893	182,765	92,546
Provision for income taxes	23,268	12,078	55,119	34,868
Income from continuing operations	$52,782	$14,815	$127,646	$57,678

Discontinued operations:
Income from operations of discontinued operations	113,457	2,180	117,777	3,556
Provision (benefit) for income taxes	25,952	288	20,149	(2,085)
Income from discontinued operations	87,505	1,892	97,628	5,641
Net income	$140,287	$16,707	$225,274	$63,319

Basic earnings per common share:
Income from continuing operations	$1.02	$0.29	$2.48	$1.14
Income from discontinued operations	1.69	0.04	1.89	0.11
Basic earnings per common share	$2.71	$0.33	$4.37	$1.25

Basic weighted-average shares outstanding	51,734	50,903	51,527	50,779

Diluted earnings per common share:
Income from continuing operations	$0.98	$0.28	$2.38	$1.08
Income from discontinued operations	1.62	0.04	1.82	0.11
Diluted earnings per common share	$2.60	$0.31	$4.19	$1.19

Diluted weighted-average shares outstanding	53,914	53,504	53,704	53,306

Dividends paid per common share	$0.09	$0.08	$0.27	$0.24

Net income	$140,287	$16,707	$225,274	$63,319
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(17,823)	1,160	(14,093)	15,022
Pension and other post retirement plans	1,196	1,245	2,004	4,196
Change in cash flow hedges	2,450	334	110	1,437
Total other comprehensive income (loss), net of taxes	(14,177)	2,739	(11,979)	20,655
Comprehensive income, net	$126,110	$19,446	$213,295	$83,974
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225,274	$63,319
Net income from discontinued operations	(97,628)	(5,641)
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:

Depreciation and amortization	47,021	39,118
Stock-based compensation	15,978	15,091
Asset impairment charges - restructuring	2,494	3,882
Provision for losses on accounts receivable	1,008	173
Amortization of debt discounts and issuance costs	2,753	1,984
Debt extinguishment, net	5,287	—
Fair value step-up of acquired inventory sold	5,401	—
Deferred income taxes	1,465	7,232
(Gain) loss on sale of assets and investments	(303)	155
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(81,825)	(34,914)
Increase in inventories	(135,473)	(101,553)
Increase in prepaid and other assets	(13,388)	(4,359)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(44,864)	27,180
Other changes, net	1,799	1,647
Net cash (used in) provided by operating activities - continuing operations	(65,001)	13,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(33,516)	(24,949)
Acquired businesses, net of cash acquired	(851,464)	(2,242)
Proceeds from sale of business, net	295,712	—
Proceeds (payments) from investments	14,923	(4,658)
Proceeds from the sale of property, plant and equipment	89	116
Other, net	—	28
Net cash used in investing activities - continuing operations	(574,256)	(31,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(14,906)	(12,907)
Purchase of shares for treasury	(10,886)	(2,909)
Proceeds from long-term debt	984,314	20,587
Payments of long-term debt	(427,883)	(18,255)
Financing costs	(17,065)	(571)
Other, net	188	(272)
Net cash provided by (used in) financing activities - continuing operations	513,762	(14,327)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	26,889	27,035
Net cash provided by (used in) investing activities	(2,627)	8,155

Net cash provided by discontinued operations	24,262	35,190
Effect of exchange rate changes on cash and equivalents	(2,733)	136
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(103,966)	2,608
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	248,653	218,089
CASH AND EQUIVALENTS AT END OF PERIOD	$144,687	$220,697

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

On May 16, 2022, we announced that our Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. There is no timeline for this review and there is no assurance that the Board of Director's review will result in any transaction being entered into or consummated. As previously announced, we do not intend to disclose further developments until our Board of Directors approves a specific transaction or otherwise concludes its review of strategic alternatives.

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics ("DE") segment, which consists of its Telephonics subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. ("TTM") for $330,000 in cash, subject to customary post-closing adjustments. As a result, we have classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of approximately $845,000, subject to customary post-closing adjustments. Hunter, which is part of Griffon's Consumer and Professional Products segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolving credit facility borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which has impacted, and could continue to impact, our business and consolidated results of operations and financial condition. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing and restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted and are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

On June 30, 2022, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $888,759 and $473,100, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,742 at June 30, 2022 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2022, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $525 ($333 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on marketable debt and equity securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2022, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in U.S. dollars.

At June 30, 2022, Griffon had $27,000 of Australian dollar contracts at a weighted average rate of $1.33 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $2,116 ($1,482, net of tax) at June 30, 2022. Upon settlement, gains of $936 and $3,199 were recorded in COGS during the three and nine months ended June 30, 2022, respectively. All contracts expire in 29 to 90 days.

At June 30, 2022, Griffon had 61,000 of Chinese Yuan contracts at a weighted average rate of $6.57 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,216 ($887, net of tax) at June 30, 2022. Upon settlement, (losses)/gains of $(220) and $434 were recorded in COGS during the three and nine months ended June 30, 2022, respectively. All contracts expire in 1 to 243 days.

At June 30, 2022, Griffon had $10,450 of Canadian dollar contracts at a weighted average rate of $1.26. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2022, fair value gains of $223 and $225, respectively, were recorded to Other

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $76 and $74 were recorded in Other income during the three and nine months ended June 30, 2022, respectively for all settled contracts. All contracts expire in 5 to 480 days.

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
NOTE 4 – ACQUISITIONS

Griffon continually evaluates potential acquisitions that strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Griffon has completed a number of acquisitions that have been accounted for as business combinations, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition and have resulted in the recognition of goodwill. The operating results of the business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition; in each instance, Griffon is in the process of finalizing the initial purchase price allocation unless otherwise noted.

On January 24, 2022, Griffon completed the acquisition of Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a contractual purchase price of $845,000, subject to customary post-closing adjustments. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. Since the date of acquisition through June 30, 2022, Hunter's revenue was $176,623. The goodwill recognized was $281,668, which was assigned to the CPP segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the first quarter of fiscal 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

	Proforma For the Three Months Ended June 30, (unaudited)		Proforma For the Nine Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Revenue	$768,179	$669,199	$2,230,056	$1,984,377
Income from continuing operations	52,782	11,149	127,299	65,811

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the Telephonics business as a discontinued operation, to the historical results of Hunter after applying Griffon’s accounting policies and the following proforma adjustments:

•Depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2021.
•Additional interest and related expenses from the new $800,000 seven year Term Loan B facility that Griffon used to acquire Hunter Fan reduced by historical Hunter interest expense.
•The tax effects on the above adjustments using the statutory tax rate of 25.7% for Griffon and 27.1% for Hunter.

The calculation of the preliminary purchase price allocation is as follows:

Accounts receivable (1)	$64,602
Inventories(2)	110,299
Other current assets	7,940
Property, plant and equipment	15,007
Operating lease right-of-use assets	12,447
Goodwill	281,668
Intangible assets	606,000
Total assets acquired	$1,097,963

Accounts payable and accrued liabilities	$71,205
Current portion of operating lease liabilities	3,323
Deferred tax liability(3)	161,381
Long-term operating lease liabilities	9,123
Other long-term liabilities	1,467
Total liabilities assumed	$246,499
Total net assets acquired	$851,464
(1) Includes $67,201 of gross accounts receivable of which $2,599 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $113,287 of gross inventory of which $2,988 was reserved for obsolete items.
(3) Deferred tax liability recorded on intangibles assets.

The amounts assigned to goodwill and major intangible asset classifications for the Hunter acquisition are as follows:

		Average Life (Years)
Goodwill	$281,668	N/A
Indefinite-lived intangibles (Hunter and Casablanca brands)	356,000	N/A
Definite-lived intangibles (Customer relationships)	250,000	20
Total goodwill and intangible assets	$887,668

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
During the nine months ended June 30, 2022, the Company incurred acquisition costs of $9,303. During the three months ended June 30, 2022, there were no acquisition costs. During the three and nine months ended June 30, 2021, acquisition costs were de minimis.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or market.

The following table details the components of inventory:

	At June 30, 2022	At September 30, 2021
Raw materials and supplies	$169,606	$133,684
Work in process	51,673	48,531
Finished goods	486,899	290,579
Total	$708,178	$472,794

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2022	At September 30, 2021
Land, building and building improvements	$154,187	$155,574
Machinery and equipment	550,899	520,110
Leasehold improvements	44,435	39,913
	749,521	715,597
Accumulated depreciation and amortization	(449,677)	(425,375)
Total	$299,844	$290,222

Depreciation and amortization expense for property, plant and equipment was $12,173 and $10,896 for the quarters ended June 30, 2022 and 2021, respectively, and $34,650 and $31,950 for the nine months ended June 30, 2022 and 2021, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,578 and $3,724 for the quarters ended June 30, 2022 and 2021, respectively, and $12,234 and $10,672 for the nine months ended June 30, 2022 and 2021, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Nine months ended June 30,
	2022	2021
Beginning Balance, October 1	$8,787	$8,178
Allowance for credit losses acquired	2,599	—
Provision for expected credit losses	2,430	1,287
Amounts written off charged against the allowance	(159)	(238)
Other, primarily foreign currency translation	(116)	20
Ending Balance, June 30	$13,541	$9,247

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2022:

	At September 30, 2021	Hunter Acquisition	Foreign currency translations adjustments	At June 30, 2022
Consumer and Professional Products	$234,895	$281,668	$(2,460)	$514,103
Home and Building Products	191,253	—	—	191,253
Total	$426,148	$281,668	$(2,460)	$705,356

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2022			At September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$435,724	$87,009	23	$187,732	$75,794
Technology and patents	13,859	2,851	13	13,429	2,439
Total amortizable intangible assets	449,583	89,860		201,161	78,233
Trademarks	579,301	—		227,097	—
Total intangible assets	$1,028,884	$89,860		$428,258	$78,233

The gross carrying amount of intangible assets was impacted by $4,630 related to foreign currency translation.

Amortization expense for intangible assets was $5,514 and $2,409 for the quarters ended June 30, 2022 and 2021, respectively, and $12,371 and $7,168 for the nine months ended June 30, 2022 and 2021, respectively. The increase in intangible assets and amortization is related to the Hunter acquisition.

Amortization expense for the remainder of 2022 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2022 - $5,462; 2023 - $22,000; 2024 - $22,000; 2025 - $22,000; 2026 - $22,000; 2027 - $22,000; thereafter $244,261.

During the nine months ended June 30, 2022, the Company determined that there were no triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at June 30, 2022.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended June 30, 2022, the Company recognized a tax provision of $23,268 on income before taxes from continuing operations of $76,050, compared to a tax provision of $12,078 on income before taxes from continuing operations of $26,893 in the comparable prior year quarter. The current year quarter results included restructuring charges of $5,909 ($4,359, net of tax), fair value step-up of acquired inventory sold of $2,700 ($2,005, net of tax), strategic review (retention and other) of $3,220 ($2,416, net of tax), debt extinguishment, net of $5,287 ($4,022, net of tax), and discrete and certain other tax provisions, net, that affect comparability of $913. The prior year quarter results included restructuring charges of $4,081 ($3,128, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $2,850. Excluding these items, the effective tax rates for the quarters ended June 30, 2022 and 2021 were 28.6% and 32.9%, respectively.

During the nine months ended June 30, 2022, the Company recognized a tax provision of $55,119 on income before taxes of $182,765, compared to a tax provision of $34,868 on income before taxes of $92,546 in the comparable prior year period. The nine month period ended June 30, 2022 included restructuring charges of $12,391 ($9,185, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy expenses of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax), strategic review (retention and other) of $3,220 ($2,416, net of tax), debt extinguishment, net $5,287 ($4,022, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $661. The nine month period ended June 30, 2021 included restructuring charges of $14,662 ($11,034, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $3,219. Excluding these items, the effective tax rates for the nine months ended June 30, 2022 and 2021 were 28.9% and 32.9%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At June 30, 2022					At September 30, 2021
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)		Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$984,775	$278	(11,562)	$973,491	5.75%	$1,000,000	$315		$(13,293)	$987,022	5.75%
Term Loan B due 2029	(b)	498,000	(1,187)	(9,174)	487,639	Variable	—	—	—	—	—	n/a
Revolver due 2025	(b)	97,816	—	(1,350)	96,466	Variable	13,483	—		(1,718)	11,765	Variable
Finance lease - real estate	(c)	13,426	—	—	13,426	Variable	14,594	—		(4)	14,590	Variable
Non US lines of credit	(d)	—	—	(6)	(6)	Variable	3,012	—		(17)	2,995	Variable
Non US term loans	(d)	14,193	—	(39)	14,154	Variable	25,684	—		(91)	25,593	Variable
Other long term debt	(e)	2,625	—	(13)	2,612	Variable	3,733	—		(15)	3,718	Variable
Totals		1,610,835	(909)	(22,144)	1,587,782		1,060,506	315		(15,138)	1,045,683
less: Current portion		(13,085)	—	—	(13,085)		(12,486)	—		—	(12,486)
Long-term debt		$1,597,750	$(909)	$(22,144)	$1,574,697		$1,048,020	$315		$(15,138)	$1,033,197

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,340	$(12)	$516	$14,844	6.0%	$14,375	$(12)	$496	$14,859
Term Loan B due 2029	(b)	3.9%	7,129	61	485	7,675	n/a	—	—	—	—
Revolver due 2025	(b)	Variable	1,056	—	123	1,179	Variable	344	—	123	467
Finance lease - real estate	(c)	5.6%	187	—	—	187	5.7%	215	—	6	221
Non US lines of credit	(d)	Variable	4	—	5	9	Variable	4	—	4	8
Non US term loans	(d)	Variable	141	—	9	150	Variable	169	—	18	187
Other long term debt	(e)	Variable	54	—	—	54	Variable	107	—	—	107
Capitalized interest			(76)	—	—	(76)		—	—	—	—
Totals			$22,835	$49	$1,138	$24,022		$15,214	$(12)	$647	$15,849

		Nine Months Ended June 30, 2022					Nine Months Ended June 30, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$43,090	$(36)	$1,552	$44,606	6.0%	$43,125	$(35)	$1,566	$44,656
Term Loan B due 2029	(b)	3.7%	11,896	91	717	12,704	n/a	—	—	—	—
Revolver due 2025	(b)	Variable	2,307	—	368	2,675	Variable	760	—	368	1,128
Finance lease - real estate	(c)	5.6%	577	—	4	581	5.4%	671	—	19	690
Non US lines of credit	(d)	Variable	14	—	12	26	Variable	11	—	12	23
Non US term loans	(d)	Variable	492	—	44	536	Variable	503	—	53	556
Other long term debt	(e)	Variable	212	—	1	213	Variable	329	—	1	330
Capitalized interest			(230)	—	—	(230)		(13)	—	—	(13)
Totals			$58,358	$55	$2,698	$61,111		$45,386	$(35)	$2,019	$47,370

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. During the period ended June 30, 2022, Griffon purchased $15,225 of 2028 Senior Notes in the open market at a weighted average discount of 92.19% of par, or $14,036. In connection with these purchases, Griffon recognized a $1,009 net gain on the early extinguishment of debt comprised of $1,189 of face value in excess of purchase price, offset by $180 related to the write-off of underwriting fees and other expenses. As of June 30, 2022, outstanding 2028 Senior Notes due totaled $984,775; interest is payable semi-annually on March 1 and September 1. Subsequent to June 30, 2022, Griffon purchased $10,000 of 2028 Senior Notes in the open market at a weighted average discount of 91.25% of par, or $9,125.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $888,759 on June 30, 2022 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes, and at June 30, 2022, $11,562 remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.75%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds. The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, beginning with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During the period ended June 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge on the prepayment of debt, $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $473,100 on June 30, 2022 based upon quoted market prices (level 1 inputs). At June 30, 2022, $9,174 of underwriting fees and other expenses incurred, remained to be amortized.

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

    In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.75% for base rate loans, 1.75% for SOFR loans and 1.75% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2022, there were $97,816

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,287; and $289,897 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2022, $13,426 was outstanding. During the year-to-date period ended June 30, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,666 as of June 30, 2022) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.09% LIBOR USD and 3.86% Bankers Acceptance Rate CDN as of June 30, 2022). The revolving facility matures in October 2022, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity.  At June 30, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,666 as of June 30, 2022) available.

During the period ended March 31,2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25%, respectively, per annum (2.39% at June 30, 2022). At June 30, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($10,392 as of June 30, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.92% (3.11% at June 30, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (4.50% as of June 30, 2022). The revolving credit facility matures in September 2022, but is renewable upon mutual agreement with the lender. As of June 30, 2022, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 11,603 ($14,193 as of June 30, 2022). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. During the period ended March 31, 2022, AMES UK entered into a $8,500 trade loan facility agreement. The trade loan facility has a maximum loan period of 135 days and expired on June 30, 2022. The trade facility accrues interest at the Mid-point of the FED Target Range plus 2.50% (4.13% as of June 30, 2022).

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At June 30, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY

During the nine months ended June 30, 2022, the Company paid three quarterly cash dividends of $0.09 per share each. During 2021, the Company paid a quarterly cash dividend of $0.08 per share, totaling $0.32 per share for the year.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

On June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, payable on July 20, 2022 to shareholders of record as of the close of business on July 8, 2022. On July 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 15, 2022 to shareholders of record as of the close of business on August 18, 2022. As of June 30, 2022, the Company accrued $104,053 in connection with the declaration of the special dividend. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of June 30, 2022, there were 835,517 shares available for grant.

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

During the second quarter of 2022, Griffon granted 711,725 shares of restricted stock. This included 199,195 shares of restricted stock to nine executives with a vesting period of three years, with a total fair value of $1,494, or a weighted average fair value of $22.50 per share. This also included 454,146 shares of restricted stock granted to two senior executives with a vesting period of thirty-four months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 113,538 to 454,146. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is approximately $5,456, or a weighted average fair value of $24.03 per share. Additionally, Griffon granted 58,384 restricted shares to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,375, or a weighted average fair value of $23.55 per share. During the nine months ended June 30, 2022, 501,718 shares granted were issued out of treasury stock.

During the third quarter of 2022, Griffon granted 31,663 shares of restricted stock. This included 31,208 shares of restricted stock, subject to certain performance conditions, with vesting periods of thirty-two months, with a total fair value of $700, or a weighted average fair value of $22.43 per share. Furthermore, this included 455 shares of a restricted stock award granted to one executive, with a vesting period of 3 years and a total fair value of $9 or a weighted average fair value of $18.89 per share.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Restricted stock	$5,130	$4,544	$13,334	$12,321
ESOP	889	1,046	2,644	2,770
Total stock based compensation	$6,019	$5,590	$15,978	$15,091

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2022, Griffon did not purchase any shares of common stock under these repurchase programs. As of June 30, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the nine months ended June 30, 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Common shares outstanding	57,064	56,677	57,064	56,677
Unallocated ESOP shares	(1,396)	(1,912)	(1,396)	(1,912)
Non-vested restricted stock	(3,565)	(3,814)	(3,565)	(3,814)
Impact of weighted average shares	(369)	(48)	(576)	(172)
Weighted average shares outstanding - basic	51,734	50,903	51,527	50,779
Incremental shares from stock based compensation	2,180	2,601	2,177	2,527
Weighted average shares outstanding - diluted	53,914	53,504	53,704	53,306

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2022	2021	2022	2021
Consumer and Professional Products	$362,634	$324,826	$1,056,819	$947,739
Home and Building Products	405,545	259,392	1,082,726	752,684
Total revenue	$768,179	$584,218	$2,139,545	$1,700,423

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Residential repair and remodel	$47,126	$50,165	$136,363	$146,325
Retail	191,284	154,212	538,355	447,206
Residential new construction	11,387	12,147	33,733	40,202
Industrial	24,748	12,708	57,122	32,197
International excluding North America	88,089	95,594	291,246	281,809
Total Consumer and Professional Products	362,634	324,826	1,056,819	947,739
Residential repair and remodel	194,526	127,827	511,988	374,769
Commercial construction	167,173	102,754	455,338	293,444
Residential new construction	43,846	28,811	115,400	84,471
Total Home and Building Products	405,545	259,392	1,082,726	752,684
Total Consolidated Revenue	$768,179	$584,218	$2,139,545	$1,700,423

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30,
	2022			2021
	CPP	HBP	Total	CPP	HBP	Total
United States	$248,068	$384,265	$632,333	$206,809	$246,268	$453,077
Europe	31,113	7	31,120	43,767	31	43,798
Canada	19,592	15,683	35,275	20,547	10,724	31,271
Australia	55,142	—	55,142	51,437	—	51,437
All other countries	8,719	5,590	14,309	2,266	2,369	4,635
Consolidated revenue	$362,634	$405,545	$768,179	$324,826	$259,392	$584,218

	For the Nine Months Ended June 30, 2022
	2022			2021
	CPP	HBP	Total	CPP	HBP	Total
United States	$677,714	$1,031,650	$1,709,364	$595,619	$713,754	$1,309,373
Europe	96,226	51	96,277	95,888	72	95,960
Canada	73,249	41,574	114,823	64,440	32,009	96,449
Australia	191,679	—	191,679	184,668	—	184,668
All other countries	17,951	9,451	27,402	7,124	6,849	13,973
Consolidated revenue	$1,056,819	$1,082,726	$2,139,545	$947,739	$752,684	$1,700,423

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Segment adjusted EBITDA:
Consumer and Professional Products	$28,373	$29,388	$92,431	$99,524
Home and Building Products	119,847	42,156	280,618	130,585
Segment adjusted EBITDA	148,220	71,544	373,049	230,109
Unallocated amounts, excluding depreciation *	(13,405)	(11,464)	(39,724)	(36,810)
Adjusted EBITDA	134,815	60,080	333,325	193,299
Net interest expense	(23,961)	(15,800)	(60,985)	(46,973)
Depreciation and amortization	(17,688)	(13,306)	(47,021)	(39,118)
Debt extinguishment, net	(5,287)	—	(5,287)	—
Restructuring charges	(5,909)	(4,081)	(12,391)	(14,662)
Acquisition costs	—	—	(9,303)	—
Strategic review - retention and other	(3,220)	—	(3,220)	—
Proxy expenses	—	—	(6,952)	—
Fair value step-up of acquired inventory sold	(2,700)	—	(5,401)	—
Income before taxes from continuing operations	$76,050	$26,893	$182,765	$92,546
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2022	2021	2022	2021
Segment:
Consumer and Professional Products	$13,434	$8,781	$33,831	$25,600
Home and Building Products	4,116	4,375	12,778	13,095
Total segment depreciation and amortization	17,550	13,156	46,609	38,695
Corporate	138	150	412	423
Total consolidated depreciation and amortization	$17,688	$13,306	$47,021	$39,118

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$8,558	$5,365	$24,742	$19,085
Home and Building Products	2,891	1,723	8,643	5,836
Total segment	11,449	7,088	33,385	24,921
Corporate	37	26	131	28
Total consolidated capital expenditures	$11,486	$7,114	$33,516	$24,949

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At June 30, 2022	At September 30, 2021
Segment assets:
Consumer and Professional Products	$2,575,836	$1,377,618
Home and Building Products	741,386	666,422
Total segment assets	3,317,222	2,044,040
Corporate	183,900	280,802
Total continuing assets	3,501,122	2,324,842
Discontinued operations - held for sale	—	275,814
Other discontinued operations	3,110	4,029
Consolidated total	$3,504,232	$2,604,685

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$943	$745	$2,650	$2,234
Expected return on plan assets	(2,905)	(2,544)	(8,329)	(7,633)
Amortization:
Recognized actuarial loss	844	1,573	2,534	4,719
Net periodic expense (income)	$(1,118)	$(226)	$(3,145)	$(680)

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

NOTE 16 – DISCONTINUED OPERATIONS

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its DE segment, which consists of its Telephonics subsidiary. On June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000 in cash, subject to customary post-closing adjustments. In connection with the sale of Telephonics, the Company recorded a gain of $108,949 ($88,977, net of tax) during the quarter ended June 30, 2022. The gain and related tax for the sale of Telephonics is preliminary and is subject to finalization.

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

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$50,795	$62,574	$161,061	$190,492
Cost of goods and services	39,059	52,780	125,208	166,292
Gross profit	11,736	9,794	35,853	24,200
Selling, general and administrative expenses	6,114	7,875	26,423	27,102
Income (loss) from discontinued operations	5,622	1,919	9,430	(2,902)
Other income (expense)
Interest income, net	—	—	2	1
Gain on sale of business	108,949	—	108,949	5,291
Other, net	(1,114)	261	(604)	1,166
Total other income (expense)	107,835	261	108,347	6,458
Income from discontinued operations before taxes	$113,457	$2,180	$117,777	$3,556
Provision (benefit) for income taxes	25,952	288	20,149	(2,085)
Income from discontinued operations	$87,505	$1,892	$97,628	$5,641

Depreciation and amortization was excluded from the current year results since DE is classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,342 and $7,442 in the three and nine months ended June 30, 2022, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The Company completed the sale of Telephonics on June 27, 2022. The following amounts related to Telephonics that were classified as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of September 30, 2021:

At September 30,
2021
CURRENT ASSETS
Accounts receivable, net	$42,020
Contract assets, net of progress payments	72,983
Inventories	83,970
Prepaid and other current assets	4,409
PROPERTY, PLANT AND EQUIPMENT, net	47,771
OPERATING LEASE RIGHT-OF-USE ASSETS	1,167
GOODWILL	17,734
INTANGIBLE ASSETS, net	131
OTHER ASSETS	5,629
Total Assets	$275,814
CURRENT LIABILITIES
Accounts payable	60,588
Accrued liabilities	15,326
Current portion of operating lease liabilities	287
LONG-TERM OPERATING LEASE LIABILITIES	867
OTHER LIABILITIES	3,955
Total Liabilities	$81,023

The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2022	At September 30, 2021
Assets of discontinued operations:
Prepaid and other current assets	$487	$605
Other long-term assets	2,623	3,424
Total assets of discontinued operations	$3,110	$4,029

Liabilities of discontinued operations:
Accrued liabilities, current	$30,806	$3,280
Other long-term liabilities	3,825	3,794
Total liabilities of discontinued operations	$34,631	$7,074

Accrued liabilities as of June 30, 2022 includes the Company's obligation of $27,703 in connection with the sale of Telephonics primarily related to income taxes payable. At June 30, 2022 and September 30, 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, warranty and environmental reserves total $6,928 and $7,074, respectively.

There was no reported revenue in the quarter and nine month period ended June 30, 2022 and 2021 for Installations Services and other discontinued operations.

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

In the quarter and nine months ended June 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $5,909 and $12,391, respectively. During the nine months ended June 30, 2022, cash charges totaled $9,897 and non-cash, asset-related charges totaled $2,494; the cash charges included $3,751 for one-time termination benefits and other personnel-related costs and $6,146 for facility exit costs. Non-cash charges included a $1,766 impairment charge related to certain fixed assets at several manufacturing locations and $728 of inventory that have no recoverable value. During the nine months ended June 30, 2022, headcount was reduced by 20.

In the quarter and nine months ended June 30, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $4,081 and $14,662, respectively. During the nine months ended June 30, 2021, cash charges totaled $10,780 and non-cash, asset-related charges totaled $3,882; the cash charges included $1,783 for one-time termination benefits and other personnel related costs and $8,997 for facility and lease exit costs primarily driven by the consolidation of distribution facilities. Non-cash charges of $3,882 predominantly related to inventory that have no recoverable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of goods and services	$2,441	$696	$5,218	$4,574
Selling, general and administrative expenses	3,468	3,385	7,173	10,088
Total restructuring charges	$5,909	$4,081	$12,391	$14,662

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Personnel related costs	$1,613	$698	$3,751	$1,782
Facilities, exit costs and other	3,857	2,190	6,146	8,997
Non-cash facility and other	439	1,193	2,494	3,883
Total	$5,909	$4,081	$12,391	$14,662

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2021	$418	$264	$—	$682
Q1 Restructuring charges	260	1,167	289	1,716
Q1 Cash payments	(275)	(1,167)	—	(1,442)
Q1 Non-cash charges	—	—	(289)	(289)
Accrued liability at December 31, 2021	$403	$264	$—	$667
Q2 Restructuring charges	1,878	1,122	1,766	4,766
Q2 Cash payments	(1,883)	(1,122)	—	(3,005)
Q2 Non-cash charges	—	—	(1,766)	(1,766)
Accrued liability at March 31, 2022	$398	$264	$—	$662
Q3 Restructuring charges	1,613	3,857	439	5,909
Q3 Cash payments	(1,619)	(3,857)	—	(5,476)
Q3 Non-cash charges	—	—	(439)	(439)
Accrued liability at June 30, 2022	$392	$264	$—	$656

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2022 and 2021, Other income (expense) of $2,084 and $587, respectively, includes $265 and $77, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,118 and $226, respectively, as well as $(91) and $111, respectively, of net investment income (loss). Other income (expense) also includes rental income of $156 in both of the three months ended June 30, 2022 and 2021. Additionally, it includes royalty income of $828 for the three months ended June 30, 2022.

For the nine months ended June 30, 2022 and 2021, Other income (expense) of $4,528 and $1,413, respectively, includes $297 and $302, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $3,145 and $680, respectively, as well as $(328) and $496, respectively, of net investment income (loss). Other income (expense) also includes rental income of $468 in both of the nine months ended June 30, 2022 and 2021. Additionally, it includes royalty income of $1,444 for the nine months ended June 30, 2022.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$17,958	$7,920	$7,818	$6,268
Warranties issued and changes in estimated pre-existing warranties	5,119	3,579	14,368	12,088
Actual warranty costs incurred	(4,937)	(2,952)	(10,399)	(9,809)
Other warranty liabilities assumed from acquisitions	—	—	6,353	—
Balance, end of period	$18,140	$8,547	$18,140	$8,547

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,
	2022			2021

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(17,823)	$—	$(17,823)	$1,160	$—	$1,160
Pension and other defined benefit plans	1,511	(315)	1,196	1,576	(331)	1,245
Cash flow hedges	3,500	(1,050)	2,450	478	(144)	334
Total other comprehensive income (loss)	$(12,812)	$(1,365)	$(14,177)	$3,214	$(475)	$2,739

	For the Nine Months Ended June 30,
	2022			2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(14,093)	$—	$(14,093)	$15,022	$—	$15,022
Pension and other defined benefit plans	2,534	(530)	2,004	5,311	(1,115)	4,196
Cash flow hedges	158	(48)	110	2,054	(617)	1,437
Total other comprehensive income (loss)	$(11,401)	$(578)	$(11,979)	$22,387	$(1,732)	$20,655

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2022	At September 30, 2021
Foreign currency translation adjustments	$(33,343)	$(19,250)
Pension and other defined benefit plans	(26,798)	(28,802)
Change in Cash flow hedges	2,185	2,075
	$(57,956)	$(45,977)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2022	2021	2022	2021
Pension amortization	$(844)	$(1,573)	$(2,534)	$(4,719)
Cash flow hedges	716	(413)	3,633	(2,812)
Total gain (loss)	$(128)	$(1,986)	$1,099	$(7,531)
Tax benefit (expense)	27	417	(230)	1,582
Total	$(101)	$(1,569)	$869	$(5,949)
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Fixed	$13,021	$9,664	$32,674	$28,841
Variable (a), (b)	2,742	1,877	6,278	5,690
Short-term (b)	1,741	897	4,576	2,952
Total	$17,504	$12,438	$43,528	$37,483
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Nine Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,759	$32,336
Financing cash flows from finance leases	1,936	2,824
Total	$36,695	$35,160

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	June 30, 2022	September 30, 2021
Operating Leases:
Right of use assets:
Operating right-of-use assets	$193,448	$144,598

Lease Liabilities:
Current portion of operating lease liabilities	$32,426	$29,881
Long-term operating lease liabilities	167,549	119,315
Total operating lease liabilities	$199,975	$149,196

Finance Leases:
Property, plant and equipment, net(1)	$14,386	$16,466

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,214	$2,347
Long-term debt, net	12,484	14,120
Total financing lease liabilities	$14,698	$16,467

(1) Finance lease assets are recorded net of accumulated depreciation of $4,689 and $6,136 as of June 30, 2022 and September 30, 2021, respectively.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2022, $13,426 was outstanding. During the nine months ended June 30, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021.

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022(a)	$10,292	$754
2023	41,315	2,837
2024	33,727	2,308
2025	30,938	2,130
2026	22,586	2,106
2027	18,474	2,074
Thereafter	96,648	5,702
Total lease payments	$253,980	$17,911
Less: Imputed Interest	(54,005)	(3,213)
Present value of lease liabilities	$199,975	$14,698
(a) Excluding the nine months ended June 30, 2022.

Average lease terms and discount rates at June 30, 2022 were as follows:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Weighted-average remaining lease term (years):
Operating leases	8.5
Finance Leases	7.6

Weighted-average discount rate:
Operating Leases	5.07%
Finance Leases	5.50%

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. The operations, which included plating, may have involved the use of certain chemicals and solvents. ISCP sold the Peekskill Site in November 1982.

On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List and on August 25, 2020, the EPA sent a letter to several parties, including Lightron and ISCP, requesting that each such party inform the EPA as to whether it would be willing to enter into discussions to perform certain studies to determine the nature and extent of any possible contamination. The EPA also sent a request for information under Section 104(e) of CERCLA to each party. Lightron and ISCP have informed the EPA that they are willing to participate in discussions regarding performing these studies. Lightron and ISCP have also submitted responses to certain items contained in the Section 104(e) information request, with additional responses to follow. Lightron and ISCP are currently in negotiations with the EPA regarding the scope of the aforementioned studies, which will address the Peekskill site and certain areas downstream from the Peekskill Site.

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

It is unknown whether the EPA will add the Memphis Site to the National Priorities List, whether a site investigation will reveal contamination and, if there is contamination, the extent of such contamination. However, given that certain PCB work was not completed in the past and the TDEC’s stated intent for the EPA to perform an investigation (and the statement by the TDEC that it will perform the investigation if the EPA will not), liability is probable in this matter. There are other potentially responsible parties for this site, including a former owner of Hunter; Hunter has notified such former owner of this matter, which may have certain liability for any required remediation.

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

On May 16, 2022, we announced that our Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. There is no timeline for this review and there is no assurance that the Board of Director's review will result in any transaction being entered into or consummated. As previously announced, we do not intend to disclose further developments until our Board of Directors approves a specific transaction or otherwise concludes its review of strategic alternatives.

On September 27, 2021, we announced we were exploring strategic alternatives for our Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash, subject to customary post-closing adjustments. Since September 2021, we have classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

On January 24, 2022, we acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000. Hunter, part of our CPP segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

Update of COVID-19 on Our Business

The health and safety of our employees, our customers and their families is a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. We have implemented a variety of new policies and procedures, including additional cleaning, social distancing and restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. In the United States, we manufacture a substantial majority of the products that we sell. While this helps mitigate the effects of global supplier and transportation disruptions, we are still impacted by these disruptions. Our supply chain has experienced certain disruptions which, together with other factors such as a shortage of labor, has resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. Commodity prices have increased during COVID-19 and may continue to increase, and we may not be able to pass off all or any of such price increases to our customers on a timely basis, or at all. It is difficult to predict whether the supply chain disruptions that impact us will improve, worsen or remain the same in the near term. Our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.

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

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. At June 30, 2022, $289,897 of revolver capacity was available under Griffon's Credit Agreement and Griffon had cash and equivalents of $144,687.

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

Business Highlights

On September 27, 2021, we announced we were exploring strategic alternatives for our DE segment, which consists of our Telephonics subsidiary, and on June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000, subject to customary post-closing adjustments. We believe that selling Telephonics will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide.

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, for a contractual purchase price of $845,000. The acquisition of Hunter was financed primarily with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolver borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter is expected to contribute approximately $360,000 in revenue in the first twelve months of operation after the acquisition.

In August 2020 Griffon completed the public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165. The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company used the remainder of the proceeds for general corporate purposes, including to expand its current business through acquisitions of, or investments in, other businesses or products.

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

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading U.K. supplier of innovative garden pottery and associated products sold to leading U.K. and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadened AMES' product offerings in the U.K. market and increased its in-country operational footprint.

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

OVERVIEW

Revenue for the quarter ended June 30, 2022 was $768,179 compared to $584,218 in the prior year comparable quarter, an increase of 31%. Revenue increased at HBP and CPP by 56% and 12%, respectively. Excluding the Hunter acquisition on January 24, 2022, revenue increased 13% to $662,405. Hunter contributed $105,774 of revenue for the quarter. Income from continuing operations was $52,782 or $0.98 per share, compared to $14,815, or $0.28 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Restructuring charges of $5,909 ($4,359, net of tax, or $0.08 per share);
–    Fair value step-up of acquired inventory sold of $2,700 ($2,005, net of tax, or $0.04 per share);
–    Strategic review - retention and other $3,220 ($2,416, net of tax, or $0.04 per share);
–    Debt extinguishment, net $5,287 ($4,022, net of tax, or $0.07 per share);
– Discrete and certain other tax provisions, net, of $913 or $0.02 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $4,081 ($3,128, net of tax, or $0.06 per share);
– Discrete and certain other tax provisions, net, of $2,850 or $0.05 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $66,497, or $1.23 per share, in the current year quarter compared to $20,793, or $0.39 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2022 was $2,139,545 compared to $1,700,423 in the prior year period, an increase of 26%. Revenue increased at HBP and CPP by 44% and 12%, respectively. Excluding the Hunter acquisition, revenue increased 15% to $1,962,922. Hunter contributed $176,623 of revenue during the year to date period. Income from continuing operations was $127,646 or $2.38 per share, compared to $57,678, or $1.08 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Restructuring charges of $12,391 ($9,185, net of tax, or $0.17 per share);
– Acquisition costs of $9,303 ($8,149, net of tax, or $0.15 per share); and
–    Proxy expenses of $6,952 ($5,359, net of tax, or $0.10 per share);
–    Fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax, or $0.07 per share);
–    Strategic review - retention and other of $3,220 ($2,416, net of tax, or $0.04 per share);
–    Debt extinguishment, net $5,287 ($4,022, net of tax, or $0.07 per share);
– Discrete and certain other tax benefits, net, of $661 or $0.01 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $14,662 ($11,034, net of tax, or $0.21 per share);
– Discrete and certain other tax provisions, net, of $3,219 or $0.06 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $160,128, or $2.98 per share in the current year period ended June 30, 2022 compared to $71,931, or $1.35 per share, in the comparable prior year period.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)

Income from continuing operations	$52,782	$14,815	$127,646	$57,678

Adjusting items:
Restructuring charges	5,909	4,081	12,391	14,662
Debt extinguishment, net	5,287	—	5,287	—
Acquisition costs	—	—	9,303	—
Strategic review - retention and other	3,220	—	3,220	—
Proxy expenses	—	—	6,952	—
Fair value step-up of acquired inventory sold	2,700	—	5,401	—
Tax impact of above items	(4,314)	(953)	(9,411)	(3,628)
Discrete and certain other tax provisions (benefits), net	913	2,850	(661)	3,219

Adjusted income from continuing operations	$66,497	$20,793	$160,128	$71,931

Earnings per common share from continuing operations	$0.98	$0.28	$2.38	$1.08

Adjusting items, net of tax:
Restructuring charges	0.08	0.06	0.17	0.21
Debt extinguishment, net	0.07	—	0.07	—
Acquisition costs	—	—	0.15	—
Strategic review - retention and other	0.04	—	0.04	—
Proxy expenses	—	—	0.10	—
Fair value step-up of acquired inventory sold	0.04	—	0.07	—
Discrete and certain other tax provisions (benefits), net	0.02	0.05	(0.01)	0.06

Adjusted earnings per common share from continuing operations	$1.23	$0.39	$2.98	$1.35

Weighted-average shares outstanding (in thousands)	53,914	53,504	53,704	53,306

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

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2022 and 2021

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

See table provided in Note 13 - Business Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2022		2021		2022		2021
United States	$248,068		$206,809		$677,714		$595,619
Europe	31,113		43,767		96,226		95,888
Canada	19,592		20,547		73,249		64,440
Australia	55,142		51,437		191,679		184,668
All other countries	8,719		2,266		17,951		7,124
Total Revenue	$362,634		$324,826		$1,056,819		$947,739
Adjusted EBITDA	28,373	7.8%	29,388	9.0%	$92,431	8.7%	$99,524	10.5%
Depreciation and amortization	13,434		8,781		$33,831		$25,600

For the quarter ended June 30, 2022, revenue increased $37,808, or 12%, compared to the prior year period primarily resulting from a 33% or $105,774 contribution from the January 24, 2022 Hunter acquisition, and price and mix of 10%, partially offset by a 28% reduction in volume, primarily in North America and the United Kingdom (U.K.), due to reduced consumer demand and rebalancing of customer inventory levels, and an unfavorable impact of foreign exchange of 3%.

For the quarter ended June 30, 2022, Adjusted EBITDA decreased 3% to $28,373 compared to $29,388 in the prior year quarter. Excluding the $16,792 contributed from the Hunter acquisition, EBITDA of $11,581 decreased 61% primarily due to the unfavorable impact of the reduced North American and U.K. volume and increased material, labor and transportation costs, partially offset by the benefits of price and mix. The current quarter included increased demurrage and detention costs, primarily related to COVID and global supply chain disruptions, of approximately $6,548, primarily related to Hunter.

For the nine months ended June 30, 2022, revenue increased $109,080, or 12%, compared to the prior year period primarily resulting from a 19% or $176,623 contribution from the Hunter acquisition, and price and mix of 12%, partially offset by an 18% reduction in volume, primarily in North America and the U.K. due to reduced consumer demand and rebalancing of customer inventory levels, and an unfavorable impact of foreign exchange of 1%.

For the nine months ended June 30, 2022, Adjusted EBITDA decreased 7% to $92,431 compared to $99,524 in the prior year period. Excluding the Hunter contribution of $31,131, EBITDA of $61,300 decreased 38% primarily due to the unfavorable impact of the reduced North American and U.K. volume and increased material, labor and transportation costs, partially offset by the benefits of price and mix. The nine month period ended June 30, 2022, included increased demurrage and detention costs, primarily related to COVID and global supply chain disruptions, of approximately $13,482 ($7,699 related to Hunter).

For the quarter and nine months ended June 30, 2022, segment depreciation and amortization increased $4,653 and $8,231, respectively, compared to the prior year comparable periods, due to new assets placed in service and the Hunter assets acquired.

On January 24, 2022, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a contractual purchase price of $845,000, subject to customary post-closing adjustments. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products.

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

In connection with this initiative, during the three and nine months ended June 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $5,909 and $12,391, respectively. Since inception of this initiative in fiscal 2020, total cumulative charges totaled $47,478, comprised of cash charges of $33,637 and non-cash, asset-related charges of $13,841; the cash charges included $12,561 for one-time termination benefits and other personnel-related costs and $21,076 for facility exit costs. Since inception of this initiative in fiscal 2020 and during the nine months ended June 30, 2022, capital expenditures of $21,844 and $6,337, respectively, were driven by investment in CPP business intelligence systems and an e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments
Phase I	$12,000	$4,000	$19,000	$35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Increase (Reduction) in Scope	(12,400)	2,100	(4,700)	(15,000)	(50,000)
Total Anticipated Charges	13,600	22,100	14,300	50,000	15,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Total 2021 restructuring charges	(3,190)	(11,573)	(6,655)	(21,418)	(8,774)
Q1 FY2022 Activity	(260)	(1,167)	(289)	(1,716)	(1,690)
Q2 FY2022 Activity	(1,878)	(1,122)	(1,766)	(4,766)	(861)
Q3 FY2022 Activity	$(1,613)	$(3,857)	$(439)	(5,909)	$(3,786)
Total 2022 restructuring charges	(3,751)	(6,146)	(2,494)	(12,391)	(6,337)
Total cumulative charges	(12,561)	(21,076)	(13,841)	(47,478)	$(21,844)
Estimate to Complete	$1,039	$1,024	$459	$2,522	$(6,844)	(a)
(a) Includes future proceeds from the sale of exited facilities.

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2022		2021		2022		2021
Residential	$238,372		$156,638		$627,388		$459,240
Commercial	167,173		102,754		455,338		293,444
Total Revenue	$405,545		$259,392		$1,082,726		$752,684
Adjusted EBITDA	119,847	29.6%	42,156	16.3%	$280,618	25.9%	$130,585	17.3%
Depreciation and amortization	4,116		4,375		$12,778		$13,095

For the quarter ended June 30, 2022, HBP revenue increased $146,153, or 56%, compared to the prior year period due to favorable pricing and mix for both residential and commercial products. Increased commercial volume was offset by reduced residential volume due to labor and supply chain disruptions.

For the quarter ended June 30, 2022, Adjusted EBITDA increased 184% to $119,847 compared to $42,156 in the prior year period. Adjusted EBITDA benefited from the increased revenue noted above, partially offset by increased material, labor and transportation costs.

For the nine months ended June 30, 2022, revenue increased $330,042, or 44%, compared to the prior year period, due to favorable pricing and mix of 48% driven by both residential and commercial, partially offset by reduced volume of 4% driven by decreased residential volume due to labor and supply chain disruptions.
For the nine months ended June 30, 2022, Adjusted EBITDA increased 115% to $280,618 compared to $130,585 in the prior year period. The favorable variance resulted from the increased revenue noted above, partially offset by increased material, labor and transportation costs.

For the quarter and nine months ended June 30, 2022, segment depreciation and amortization decreased slightly compared with the prior year comparable periods.

Unallocated

For the quarter ended June 30, 2022, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $13,405 compared to $11,464 in the prior year quarter; for the nine months ended June 30, 2022, unallocated amounts totaled $39,724 compared to $36,810 in the prior year period. The increase in both the current quarter and nine month periods, compared to their respective comparable prior year periods, primarily relates to increased incentive and equity compensation, medical claims, and travel expenses.

Proxy expenses

During the nine months ended June 30, 2022, we incurred $6,952 of proxy expenses (including legal and advisory fees) in SG&A as a result of a proxy contest initiated by a shareholder during the most recently completed fiscal quarter. In the three months ended June 30, 2022, we did not incur any proxy expenses. There were no similar costs in the comparable period of the prior year. The proxy contest was completed at the shareholder meeting on February 17, 2022.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $4,394 and $7,914 for the quarter and nine months ended June 30, 2022, respectively, compared to the comparable prior year periods, primarily due to depreciation and amortization on new assets placed in service and assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended June 30, 2022 and 2021, Other income (expense) of $2,084 and $587, respectively, includes $265 and $77, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $1,118 and $226, respectively, as well as $(91) and $111, respectively, of net investment income. Other income (expense) also includes rental income of $156 in both of the three months ended June 30, 2022 and 2021. Additionally, it includes royalty income of $1,444 for the three months ended June 30, 2022.

For the nine months ended June 30, 2022 and 2021, Other income (expense) of $4,528 and $1,413, respectively, includes $297 and $(302), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $3,145 and $680, respectively, as well as $(328) and $496, respectively, of net investment income (loss). Other income (expense) also includes rental income of $468 in both of the nine months ended June 30, 2022 and 2021. Additionally, it includes royalty income of $1,444 for the nine months ended June 30, 2022.

Provision for income taxes

During the quarter ended June 30, 2022, the Company recognized a tax provision of $23,268 on income before taxes from continuing operations of $76,050, compared to a tax provision of $12,078 on income before taxes from continuing operations of $26,893 in the comparable prior year quarter. The current year quarter results included restructuring charges of $5,909 ($4,359, net of tax), fair value step-up of acquired inventory sold of $2,700 ($2,005, net of tax), strategic review (retention and other) of $3,220 ($2,416, net of tax), debt extinguishment, net of $5,287 ($4,022, net of tax), and discrete and certain other tax provisions, net, that affect comparability of $913. The prior year quarter results included restructuring charges of $4,081 ($3,128, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $2,850. Excluding these items, the effective tax rates for the quarters ended June 30, 2022 and 2021 were 28.6% and 32.9%, respectively.

During the nine months ended June 30, 2022, the Company recognized a tax provision of $55,119 on income before taxes of $182,765, compared to a tax provision of $34,868 on income before taxes of $92,546 in the comparable prior year period. The nine month period ended June 30, 2022 included restructuring charges of $12,391 ($9,185, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy expenses of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax), strategic review (retention and other) of $3,220 ($2,416, net of tax), debt extinguishment, net $5,287 ($4,022, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $661. The nine month period ended June 30, 2021 included restructuring charges of $14,662 ($11,034, net of tax), and discrete tax and certain other tax provisions, net, that affect comparability of $3,219. Excluding these items, the effective tax rates for the nine months ended June 30, 2022 and 2021 were 28.9% and 32.9%, respectively.
Stock based compensation
For the quarters ended June 30, 2022 and 2021, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $6,019 and $5,590, respectively. For the nine months ended June 30, 2022 and 2021, stock based compensation expense totaled $15,978 and $15,091, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2022, total other comprehensive loss, net of taxes, of $14,177 included a loss of $17,823 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $1,196 benefit from pension amortization; and a $2,450 a gain on cash flow hedges.

For the quarter ended June 30, 2021, total other comprehensive income, net of taxes, of $2,739 included a gain of $1,160 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Canadian Dollar, partially offset by the weakening of the Australian Dollar, all in comparison to the US Dollar; a $1,245 benefit from pension amortization; and a $334 gain on cash flow hedges.

For the nine months ended June 30, 2022, total other comprehensive loss, net of taxes, of $11,979 included a loss of $14,093 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $2,004 benefit from pension amortization of actuarial losses; and a $110 gain on cash flow hedges.

For the nine months ended June 30, 2021, total other comprehensive income, net of taxes, of $20,655 included a gain of $15,022 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, Canadian and Australian Dollars, all in comparison to the US Dollar; a $4,196 benefit from pension amortization of actuarial losses; and a $1,437 gain on cash flow hedges.

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced that it was exploring strategic alternatives for its DE segment, which consists of its Telephonics subsidiary. On June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000 in cash, subject to customary post-closing adjustments. Griffon believes the sale of Telephonics will increase long-term value for Griffon shareholders, while creating enhanced growth opportunities for Telephonics. Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In connection with the sale of Telephonics, the Company recorded a gain of $108,949 ($88,977, net of tax) during the quarter ended June 30, 2022 in discontinued operations. The gain and related tax for the sale of Telephonics is preliminary and is subject to finalization.

At June 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $27,703 in connection with the sale of Telephonics primarily related to income taxes payable. At June 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, warranty and environmental reserves total $6,928. See Note 16, Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2022 secured $400,000 Credit Agreement. At June 30, 2022, $289,897 of revolver capacity was available under the Credit Agreement and we had cash and cash equivalents of $144,687.

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

As of June 30, 2022, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $66,325. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Nine months ended June 30,
	2022	2021
Net Cash Flows Provided by (Used In):
Operating activities	$(65,001)	$13,314
Investing activities	(574,256)	(31,705)
Financing activities	513,762	(14,327)

Cash used in operating activities from continuing operations for the nine months ended June 30, 2022 was $65,001 compared to cash provided by continuing operations of $13,314 in the comparable prior year period. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was more than offset by a net increase in working capital predominately consisting of increased inventory and accounts receivable primarily driven by reduced consumer demand and rebalancing of customer inventory levels in North America and the United Kingdom.

Cash flows used in investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During the nine months ended June 30, 2022, Griffon used $574,256 in investing activities from continuing operations compared to $31,705 used in the prior year comparable period. Griffon used $851,464 to acquire Hunter during the nine months ended June 30, 2022 as compared to the $2,242 used in the prior year comparable period to acquire Quatro. Capital expenditures, net of proceeds from the sale of assets, for the nine months ended June 30, 2022 totaled $33,427, an increase of $8,594 from the prior year period. Proceeds from the sale of investments totaled $14,923 during the nine months ended June 30, 2022 compared to cash used to purchase investments of $4,658 in the prior year comparable period.

During the nine months ended June 30, 2022, cash provided by financing activities from continuing operations totaled $513,762 compared to cash used of $14,327 used in the prior year comparable period. Cash provided by financing activities in the current period consisted primarily of net proceeds from long-term debt of $556,431, partially offset by financing costs of $17,065, purchases of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $14,906. During the current period Griffon prepaid $300,000 aggregate principal amount of its Term Loan B, which permanently reduces the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge related to the write-off of capitalized debt issuance costs. In addition, during the current period Griffon purchased $15,225 of its 2028 Senior Notes in the open market at a weighted average discount of 92.19% of par and recognized a net gain of $1,009 on the early extinguishment. Cash used in financing activities in the prior year comparable period consisted primarily of payments of dividends of 12,907 and purchases of treasury shares to satisfy vesting of restricted stock of $2,909, partially offset by net proceeds from long-term debt of $2,332.

During the nine months ended June 30, 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. Furthermore, during the nine months ended June 30, 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2021, the Company declared and paid regular cash dividends totaling $0.32 per share, or $0.08 per share each quarter. During the nine months ended June 30, 2022, the Board of Directors approved and paid three quarterly cash dividends of $0.09 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On June 27, 2022, the Board of Directors declared a special dividend of $2.00 per share, payable on July 20, 2022 to shareholders of record as of the close of business on July 8, 2022. As of June 30, 2022, the Company accrued $104,053 in connection with the declaration of the special dividend. On July 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.09 per share, payable on September 15, 2022 to shareholders of record as of the close of business on August 18, 2022.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of June 30, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the nine months ended June 30, 2022 under these share repurchase programs.

During the nine months ended June 30, 2022, cash provided by discontinued operations from operating activities of $26,889 primarily related to DE operations partially offset by the settling of certain liabilities and environmental costs associated with the former Installations Services business. Cash provided by discontinued operations from investing activities related to DE operations capital expenditures.

During the nine months ended June 30, 2021, cash provided by discontinued operations from operating activities of $27,035 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with other discontinued operations. Cash provided by discontinued operations from investing activities of $8,155 primarily related to net proceeds received of $14,725 from DE's sale of its SEG business less capital expenditures of $6,151.

Cash and Equivalents and Debt	June 30,	September 30,
	2022	2021
Cash and equivalents	$144,687	$248,653
Notes payables and current portion of long-term debt	13,085	12,486
Long-term debt, net of current maturities	1,574,697	1,033,197
Debt discount/premium and issuance costs	23,053	14,823
Total debt	1,610,835	1,060,506
Debt, net of cash and equivalents	$1,466,148	$811,853

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. During the period ended June 30, 2022, Griffon purchased $15,225 of 2028 Senior Notes in the open market at a weighted average discount of 92.19% of par, for $14,036. In connection with this transaction Griffon recognized a $1,009 gain on the early extinguishment of debt comprised of $1,189 of face value in excess of purchase price, offset by $180 related to the write-off of underwriting fees and other expenses. As of June 30, 2022, outstanding 2028 Senior Notes due totaled $984,775; interest is payable semi-annually on March 1 and September 1. Subsequent to June 30, 2022, Griffon purchased $10,000 of 2028 Senior Notes in the open market at a weighted average discount of 91.25% of par, for $9,125.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $888,759 on June 30, 2022 based upon quoted market prices (level 1 inputs). In connection with issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes, and at June 30, 2022, $11,562 remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility

("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.75%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds, the first of which was achieved at June 30, 2022. The decreased spread, effective in the fourth quarter of 2022, is 2.50%. The Original Issue Discount (OID) for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, beginning with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During the period ended June 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge on the prepayment of debt, $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $473,100 on June 30, 2022 based upon quoted market prices (level 1 inputs). At June 30, 2022, $9,174 of underwriting fees and other expenses incurred, remained to be amortized.

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

In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.75% for base rate loans, 1.75% for SOFR loans and 1.75% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2022, there were $97,816 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,287; and $289,897 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2022, $13,426 was outstanding. During the period ended June 30, 2022, the financing lease on the Troy, Ohio location expired.The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,666 as of June 30, 2022) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.09% LIBOR USD and 3.86% Bankers Acceptance Rate CDN as of June 30, 2022). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,666 as of June 30, 2022) available.

On March 30, 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid in full and canceled the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Sap Rate) plus 1.25%, respectively, per annum (2.39% at June 30, 2022). At June 30, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($10,392 as of June 30, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.92% (3.11% at June 30, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (4.50% as of June 30, 2022). The revolving credit facility matures in September 2022, but it is renewable upon mutual agreement with the lender. As of June 30, 2022, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 11,603 ($14,193 as of June 30, 2022). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. During the period ended March 31, 2022, AMES UK entered into a $8,500 trade loan facility agreement. The trade loan facility has a maximum loan period of 135 days and expired on June 30, 2022. The trade facility accrues interest at the Mid-point of the FED Target Range plus 2.50% (4.13% as of June 30, 2022).

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 3.2x at June 30, 2022.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $984,775 payable in 2028 and related annual interest payments of approximately $57,246. As noted above, Griffon entered into a new $800,000 seven year Term Loan B facility with initial pricing of SOFR floor of 50 basis points plus a spread of 275 basis points. The OID was 99.75%. During the period ended June 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. The Term Loan B facility requires quarterly payments equal to 0.25% of the outstanding principal amount, or $2,000, which began with the quarter ended June 30, 2022 and a balloon payment due at maturity.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2022, The Home Depot represented 14% of Griffon’s consolidated revenue, 20% of CPP's revenue and 8% of HBP’s revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2022 and September 30, 2021 and for the nine months ended June 30, 2022 and for the year ended September 30, 2021. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,717,178	$—	$1,991,434
Gross profit	$—	$541,082	$—	$497,829
Income (loss) from operations	$(32,474)	$232,275	$(22,321)	$123,870
Equity in earnings of Guarantor subsidiaries	$144,389	$—	$79,055	$—
Net income (loss)	$(47,947)	$144,389	$(40,035)	$79,055

Summarized Balance Sheet Information

	For the Nine Months Ended		For the Year Ended
	June 30, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$57,281	$1,026,662	$114,377	$951,609
Non-current assets	14,086	1,950,570	17,665	1,069,540
Total assets	$71,367	$2,977,232	$132,042	$2,021,149

Current liabilities	$200,229	$331,146	$41,334	$397,121
Long-term debt	1,549,596	13,294	998,787	14,482
Other liabilities	31,923	366,433	43,337	164,122
Total liabilities	$1,781,748	$710,873	$1,083,458	$575,725

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the impact of the Hunter Fan transaction, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: impact of the strategic alternatives review process announced in May 2022; current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2022	—	$—	—
May 1 - 31, 2022	—	—	—
June 1 - 30, 2022	—	—	—
Total	—	$—	—	$57,955

1.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2022, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs.

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

2.2
First Amendment to Share Purchase Agreement, dated as of June 11, 2022, to that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation.

2.3*	Letter Agreement, dated as of June 11, 2022, modifying that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation.

10.1**
Amendment No. 3 to Employment Agreement, dated March 16, 2008, by and between Griffon Corporation and Ronald J. Kramer, made as of April 28, 2022 (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.2**
Amendment No. 1 to Severance Agreement, dated July 30, 2015, by and between Griffon Corporation and Brian G. Harris, made as of April 28, 2022 (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.3**
Amendment No. 1 to Severance Agreement, dated April 27, 2010, by and between Griffon Corporation and Seth L. Kaplan, made as of April 28, 2022 (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

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

Date: August 3, 2022