Form 10-K
period 2022-09-30
GRIFFON CORP
filed 2022-11-18
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2022, the registrant’s most recently completed second quarter, was approximately $1,026,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2022 was $20.03. The number of the registrant’s outstanding shares was 57,064,331 as of October 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933. as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the impact of the Hunter Fan transaction, the outcome of our strategic alternatives review process, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: the impact of the strategic alternatives review process announced in May 2022, any transaction that may result from that process and the possibility that the process may not result in any transaction; current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; the impact of COVID-19, or some other future pandemic, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Over the past five years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") on January 24, 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has been integrated into Clopay Corporation ("Clopay"), creating a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products under brands that include Clopay, Ideal, Cornell and Cookson. We established an integrated headquarters for CPP in Orlando, Florida for our portfolio of leading brands that includes AMES, Hunter, True Temper and ClosetMaid. CPP is well positioned to fulfill its ongoing mission of Bringing Brands Together™ with the leading brands in consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles.

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. This process is active and discussions with potential counterparties are ongoing with respect to a number of these options. The Committee on Strategic Considerations, a committee comprised of independent directors who serve on Griffon's Board, is overseeing the process and working with Griffon's management and Goldman Sachs & Co, LLC. the Company's financial advisor. There is no assurance that the process will result in any transaction being entered into or consummated.

On September 27, 2021, we announced we were exploring strategic alternatives for our Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash, excluding customary post-closing adjustments, primarily related to working capital. Griffon classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

On December 17, 2021, Griffon entered into a definitive agreement to acquire Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000 and completed the acquisition on January 24, 2022. Hunter, part of our CPP segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven-year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

Update of COVID-19 on Our Business

The health and safety of our employees, our customers and their families is always a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. Our supply chain experienced and, to some extent, is still recovering from certain disruptions which, together with other factors such as a shortage of labor, resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. When COVID-19 struck, we implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. While many of these precautions have been relaxed or eliminated as the health risk of COVID-19 has decreased, we would not hesitate to reinstitute and/or modify these policies and procedures as necessary should the health risk return to an unacceptable level. In such event, our businesses or our suppliers could be required by government authorities to temporarily cease operations; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses to mitigate the impacts of COVID-19; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.

We will continue to actively monitor the situation and may take actions that impact our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact COVID-19 will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how we have responded (and will continue to respond) to COVID 19 and how our operations and financial condition may change as COVID-19 evolves.

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. At September 30, 2022, $290,385 of revolver capacity was available under Griffon's Credit Agreement and Griffon had cash and equivalents of $120,184.
Other Business Highlights

In August 2020 Griffon completed the Public Offering of 8,700,000 shares of our common stock for total net proceeds of $178,165. The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company used the remainder of the proceeds for working capital and general corporate purposes.

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due in 2022.

In January 2020, Griffon amended its credit agreement to increase the total amount available for borrowing from $350,000 to $400,000, extend its maturity date from March 22, 2021 to March 22, 2025 and modify certain other provisions of the facility (the "Credit Agreement").

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and an accelerated timeline for the initiative, which was completed in fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

This initiative included three key development areas. First, certain AMES U.S. and global operations were consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion were made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems were unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

We continue to expect that this initiative will result in annual cash savings of $25,000. Realization of expected cash savings will begin in the first quarter of fiscal 2023. The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities.

In June 2018, Clopay acquired CornellCookson, a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170,000. This transaction strengthened Clopay's strategic portfolio with a line of commercial rolling steel door products to complement Clopay's sectional door offerings in the commercial sector, and expanded the Clopay network of professional dealers focused on the commercial market.

In March 2018, we announced the combination of the ClosetMaid operations with those of AMES, which improved operational efficiencies by leveraging the complementary products, customers, warehousing and distribution, manufacturing, and sourcing capabilities of the two businesses.

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

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands.

Reportable Segments:

CONSUMER AND PROFESSIONAL PRODUCTS

Consumer and Professional Products (“CPP”) is a leading North American manufacturer and a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, Hunter and ClosetMaid. AMES, founded in Massachusetts in 1774, has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is a leading manufacturer of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the U.K., and Ireland. Under the ClosetMaid brand, CPP is the leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States. Under the Hunter brand, since 1886, CPP is a leading provider of residential, industrial and commercial fans in the United States.

Since the acquisition of AMES by Griffon in 2010, CPP has benefited from strategic acquisitions that have expanded its product portfolio and geographic presence. The Hunter Fan, ClosetMaid, Southern Patio, and Harper Brush Works acquisitions added to, or expanded CPP's product categories in North America to include residential, industrial and commercial fans, storage and organization, decorative landscaping, and cleaning products. The acquisitions of Northcote, Cyclone, Hills, Nylex, Tuscan Path and Quatro in Australia established AMES as a leading supplier of tools and landscaping categories in the Australian market. As a result of the acquisitions of Kelkay, La Hacienda and Apta, the U.K. and Ireland have become key markets for AMES products.

CPP has approximately 3,200 employees worldwide.

Brands

CPP's brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools, outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Dynamic Design®™, Apta® and Quatro Design®. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. CPP's home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand. CPP's residential, industrial and commercial fan products are sold under the Hunter Fan and Casablanca brands.

This strong portfolio of brands enables CPP to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, CPP is able to offer specific, differentiated branding strategies for key retail customers. These strategies focus on enhancement of brand value, with the goal of de-commoditizing CPP products through identity and functionality elements that makes each top brand unique, attractive and visually recognizable by the consumer.

Products

CPP manufactures and markets a broad portfolio of long-handled tools, landscaping products, home organization products and residential, industrial and commercial fans. This portfolio contains many iconic brands and is anchored by six core product categories: seasonal outdoor tools, project tools, outdoor décor and watering, home organization, fans and cleaning products. As a result of brand portfolio recognition, outstanding product quality, industry leading service and strong customer relationships, CPP has earned market-leading positions in its six core product categories. The following is a brief description of CPP's primary product lines:

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

•Project Tools

•Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers, pry bars and repair handles make up the striking tools product line. These products are marketed under the True Temper®, AMES®, Cyclone®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

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

•Garden Hose and Storage:  AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak® and Nylex® brand names.

•Home Organization: AMES designs, manufactures and sells a comprehensive portfolio of wire and wood shelving, containers, storage cabinets and other closet and home organization accessories primarily under the highly recognized ClosetMaid® brand name and other private label brands. Wire products include wire shelving and hardware, wire accessories and kitchen storage products. Wire product brands include Maximum Load®, SuperSlide® and ShelfTrack®. Wood solutions include closet systems, cube storage, storage furniture and cabinets. Selected wood product brands include MasterSuite®, Suite Symphony®™, ExpressShelf®, Style+®, and SpaceCreations®.

•Fans: CPP designs and sells residential, industrial and commercial fans under the Hunter Fan and Casablanca brand names.

•Cleaning Products: CPP offers a complete line of cleaning products for professional, home, and industrial use, including brooms, brushes, squeegees, and other cleaning products, primarily under the Harper® brand.

Customers

CPP sells products throughout North America, Australia, New Zealand, the U.K. and Ireland through (1) home centers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies (with the average length of the relationship with these customers being approximately 30 years); (2) mass market, specialty, and hardware retailers including Tractor Supply Corporation (“Tractor Supply”), Wal-Mart Stores Inc. ("Walmart"), Target Corporation ("Target"), Canadian Tire Corporation, Limited ("Canadian Tire"), Costco Wholesale Corporation ("Costco"), Ace, Do-It-Best and True Value Company; (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco; (4) homebuilders, such as D.R. Horton, KB Home, Lennar and NVR, Inc.; and (5) E-commerce platforms, such as Amazon Inc. (“Amazon”), Wayfair Inc., (“Wayfair), Hayneedle Inc., “(Hayneedle”), Overstock Inc. (“Overstock”) , and Spreetail LLC. (“Spreetail”).

Home Depot, Lowe's, Menards and Bunnings are significant customers of CPP. The loss of any of these customers would have a material adverse effect on the CPP business and on Griffon.

Product Development

CPP product development efforts focus on both new products and product line extensions. CPP continually improves existing products as well as develops new products to satisfy consumer needs, expand revenue opportunities, maintain or extend competitive advantages, increase market opportunity and reduce production costs. Products are developed through in-house industrial design and engineering staffs to introduce new products and product line extensions that are timely and cost effective.

Sales and Marketing

CPP's sales organization is structured by product line and distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the two largest customers’ headquarters, supported by a shared in-house sales analyst. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, the United Kingdom, Mexico and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer. CPP has made significant investments in automation, facilities expansion and fulfillment operations to support e-commerce growth.

Raw Materials and Suppliers

CPP's primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (particleboard and hardwoods including ash, hickory and poplar logs) and steel (hot rolled, cold rolled, and wire rod). All raw materials are generally available from a number of sources. Certain components are purchased, such as heavy forged components and wheelbarrow tires. Most final assembly is completed internally in order to ensure consistent quality. CPP also sources certain finished goods, primarily in storage and organization, outdoor décor, residential, industrial and commercial fans, and tools for non-North American locations.

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

The home storage and organizational solutions industry is also highly fragmented. CPP, primarily under the ClosetMaid brands, sells through retail, direct to consumer (e-commerce category) and direct to installer (building) channels and competes with a significant number of companies across each of these unique channels. Principal competition for retail wire products is from Newell Brands, Inc. through their Rubbermaid® product line. FirstService Brands, Inc. sells competing wood solutions under the brand California Closets®, but does not sell through the retail or direct to consumer channels.

The residential, industrial, and commercial fan industry is fragmented. CPP, under the highly recognized Hunter brand, sells through direct to consumer (e-commerce category), retail, and direct to installer (industrial and commercial) channels. CPP's principal competitors in the consumer ceiling fan market are retailer house brands such as Hampton Bay in The Home Depot and Harbor Breeze in Lowe’s, followed by Minka Air. In the industrial and commercial fan space, principal competitors are Big Ass Fans, Rite-Hite, Macro Air, and Minka Air.

CPP differentiates itself and provides the best value to customers through its successful history of innovation, dependable supply chain and high on-time delivery rates, quality, product performance, and highly recognized product brands. CPP's size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment, service and its ability to react to sudden changes in demand from seasonal weather patterns, especially during harsh winter months, are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers or to efficiently and effectively compete in highly seasonal, weather related product categories.

Manufacturing and Distribution

CPP has a combination of internal and external, and domestic and foreign, manufacturing sources from which it sources products for sale in the markets it serves. Principal North American manufacturing facilities include 644,000 square feet of manufacturing operations in Harrisburg and Camp Hill, Pennsylvania, a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot manufacturing center in St. Francois, Quebec, Canada. CPP operates smaller manufacturing facilities, including wood mills, at several other locations in the United States, and internationally in Jiangmen, China; and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

CPP has three principal distribution facilities in the United States, a 1.4 million square foot facility in Carlisle, Pennsylvania a 997,000 square foot facility in Reno, Nevada and a 600,000 square foot facility in Byhalia, MS. Finished goods are transported to these facilities from both North American manufacturing sites and from North American ports by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida, and internationally in Canada, Australia, the United Kingdom and Ireland.

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

Brands

Clopay brings over 50 years of experience and innovation to the residential and sectional garage door industry, and has over 100 years of experience in the rolling steel industry. Residential and commercial sectional products are sold under market-leading brands including Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay commercial rolling steel door brands include Cornell®, Cookson® and Clopay®.

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
Clopay distributes its products through a wide range of distribution channels, including a national network of 52 distribution centers with a total of approximately 1,200,000 square feet. Additionally, products are sold to over 2,500 independent professional installing dealers and to major home center retail chains including Home Depot and Menards (with the average length of the relationship with these customers being greater than 25 years). Clopay maintains strong relationships with its installing dealers and believes it is the largest supplier of sectional garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America. Clopay is currently the exclusive supplier of residential garage doors throughout North America to Home Depot and Menards.

Discontinued Operation:

DEFENSE ELECTRONICS

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000, excluding certain customary post-closing adjustments, primarily related to working capital. Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

Griffon Corporation

Employees

As of September 30, 2022, Griffon and its subsidiaries employ approximately 6,200 employees located primarily throughout the U.S., Canada, the United Kingdom, Australia, and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business, or other changes in the level of Griffon's business activity (for instance, based on actual or anticipated customer demand or other factors), could require staffing level adjustments.

Approximately 70 of these employees are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union.  Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2022, Home Depot represented 13% of Griffon’s consolidated revenue, 19% of CPP's revenue and 7% of HBP's revenue.

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

Seasonality

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the CPP and HBP businesses. In 2022, with the addition of Hunter Fan, 58% (55%, excluding Hunter Fan sales) of CPP's' sales occurred during the second and third quarters compared to 53% in both 2021 and 2020. HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter.

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

Griffon’s non-U.S. businesses are primarily in Canada, Australia, the U.K., Ireland and China.

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2022.
Trademarks are of significant importance to Griffon’s HBP and CPP businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, HBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell® and Cookson® commercial door brands. Principal global and regional trademarks used by CPP for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Apta®, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within CPP include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. CPP’s Hunter Fan Company has over 135 years of experience in the ceiling fan industry with well-recognized brands including Hunter®, Casablanca®, Hunter Industrial®, and Jan Fan®. The HBP and CPP businesses have approximately 1,671 registered trademarks and approximately 174 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are also important to the HBP and CPP businesses. HBP holds approximately 45 issued patents and 23 pending patent applications in the U.S., as well as approximately 19 and 46 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. CPP protects its designs and product innovation through the use of patents, and currently has approximately 723 issued patents and approximately 211 pending patent applications in the U.S., as well as approximately 310 and 107 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.

Environmental, Social and Governance
Griffon and its operating companies have always taken into account environmental, social and governance (ESG) considerations in the management of our businesses. Griffon is a subscriber to the United Nations Global Compact (UNGC) and published its inaugural annual ESG report, in relation to fiscal 2021, benchmarked to both UNGC Sustainable Development Goals and to the Sustainability Accounting Standards Board criteria. The Griffon ESG policy and fiscal 2021 ESG Report can be found on the Griffon website at www.griffon.com.

The fiscal 2021 ESG Report discusses community involvement, charitable giving, employee safety, employee education and welfare, energy consumption, water consumption, waste generated, recycled raw materials, and packaging initiatives. We are preparing to set ESG goals in fiscal 2023 and fiscal 2024 based on the metrics gathered in fiscal 2021, which process continued through 2022, and will continue through fiscal 2023.

Griffon has assessed the environmental risk from its operations and has focused its efforts to date on areas with the potential to have the greatest environmental impact. Where available, we use recycled materials to construct our products, and we continuously improve our packaging to reduce both volume and environmental impact. For example, bags used for AMES’ Kelkay aggregate products in the UK are made from plant-based materials, and not from petroleum. Seventy percent of the steel used in HBP's garage doors is recycled steel. AMES is a member of the Appalachian Hardwood Manufacturers Association, which provides sustainable hardwoods for AMES tools, and is committed to purchasing hardwoods through the Sustainable Forestry Initiative.

Griffon continues its efforts to reduce carbon emissions by reducing electricity and natural gas usage at its operating facilities. Our Clopay business helps its customers reduce their own carbon footprints by providing garage doors that meet LEED (Leadership in Energy and Environmental Design) building construction standards. While Griffon’s facilities are not large consumers of water, we routinely examine options to reduce water usage or reuse water at our facilities. AMES used recycled AMES and ClosetMaid tools and scrap materials in the construction of the new AMES headquarters facility in the Orlando, Florida area. Over the years, Griffon operating companies have reduced the use of solvents and other chemicals and now rarely generate hazardous waste of any kind.

Our operating companies are involved in the local communities in which they operate. We are involved in more than 100 charitable and community organizations, including well known national concerns such as Habitat for Humanity, Boys and Girls Clubs, the Home Depot Foundation (Diamond Sponsor) and the American Cancer Society, as well as local groups such as garden clubs. For example, employees at our Clopay subsidiary built a new home for Habitat for Humanity, and AMES contributed tools and products to that effort. Our communities know that they can count on us in a crisis.

Over the last five years, we have invested millions of dollars in capital improvements relating to energy consumption and to employee safety and health. These improvements include lighting energy efficiency projects saving in excess of 1.5 million kilowatt-hours, major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs through use of robotics. Griffon has also invested significant time and capital reducing ergonomic injuries through better work positioning and lifting improvements. Griffon has also invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias. We view our employees as more than just workers. Through our Employee Stock Ownership Plan, our U.S. employees own approximately nine percent of Griffon stock. Our businesses engage in a variety of outreach programs in the various communities in which we operate to recruit new employees at all levels. These programs involve high schools and vocational schools, as well as colleges and universities, and often include internships as a means for potential new employees to experience what it is like to be part of our team. We also have a variety of onboarding programs, onsite job training programs, leadership development programs, and tuition reimbursement and education assistance policies to further the development and advancement of our employees.

In all of our geographies, we use on-site inspections and specific contractual terms to manage our supply chains to ensure compliance with environmental and social laws and regulations, as well as our policies in these areas, including with respect to human rights, child labor, slave labor and unsafe working conditions. All significant CPP suppliers worldwide must periodically submit to a Factory Compliance and Capacity Assessment, which evaluates not only quality control and vendor capabilities, but assesses to what extent each supplier emphasizes environmental, labor and social considerations in the operation of its business. These activities have continued despite the travel difficulties caused by COVID. In China, where CPP both operates a manufacturing facility and sources materials and products from third parties, CPP has dedicated compliance personnel who report directly into CPP’ General Counsels.

Honesty, transparency, and ethical practices have been ordinary course at Griffon for decades, and we continue to review and upgrade our programs in these areas. Our Code of Business Ethics and Conduct ("Code"), to which every employee certifies annually, requires that each and every employee conduct business to the highest ethical standards. Any acts of bribery are strictly prohibited, as is human trafficking and activities supporting human trafficking, such as the use of conflicts minerals. The Code prohibits all business courtesies except for those with an insignificant value, and even then, only under limited circumstances. Our Corporate Governance Guidelines are published on our website. While the guidelines require that a majority of directors be independent, currently all of our directors are independent except our CEO (constituting over 92% of our directors). Griffon has appointed a lead independent director and has four principal board committees - Audit, Compensation,

Nominating and Corporate Governance, and Finance - each of which has its responsibilities set forth in a charter available on the Griffon website.

We expect each of our employees around the world to work hard to deliver outstanding products to our customers and to deliver value to our shareholders. And, while doing so, we expect them to respect and adhere to our environmental, social and governance commitments and policies, and to make our company a place at which all employees are proud to come to work every day.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	64	Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Franklin BSP Capital Corporation, Franklin BSP Lending Corporation and Franklin Private Credit Fund.

Robert F. Mehmel	60	Director since May 2018, President and Chief Operating Officer since December 2012. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (Formerly NYSE:DRS) ("DRS"), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Brian G. Harris	53	Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:JW.A) and Arthur Andersen, LLP.

Seth L. Kaplan	53	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2023, within both the CPP and HBP segments, which are linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many CPP and HBP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any near term debt maturities, if these conditions persist, we may have difficulty refinancing our debt when it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The CPP and HBP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2022, approximately 47% and 53% of Griffon’s consolidated revenue was derived from the CPP and HBP segments, respectively, which were dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on CPP and HBP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the CPP and HBP businesses.

Griffon is exposed to fluctuations in inflation, which could negatively affect its business, financial condition and results of operations.

Inflation rates, including residential mortgage rates, particularly in the United States, have increased recently to historic levels. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.2% for the twelve months ended September 30, 2022. Continued high inflation or increases in inflation may result in decreased demand for Griffon’s products and services and increased operating costs and expenses, including labor costs and costs of raw materials and supplies. In particular, higher home mortgage rates typically result in a slowdown in both the purchase and construction of new homes and renovation of existing homes, which will reduce demand for certain of Griffon’s products. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset Griffon’s cost increases with price increases may result in reduced sales, increase customer dissatisfaction or harm to reputation. Additionally, Griffon’s operating companies may be unable to raise the prices of their products and services at or above the rate at which their costs increase, which may reduce revenues and operating margins and have a material adverse effect on financial results and future growth.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s and Bunnings are significant customers of CPP, and Home Depot and Menards are significant customers of HBP. Home Depot accounted for approximately 13% of consolidated revenue, 19% of CPP's revenue and 7% of HBP's revenue for the year ended September 30, 2022. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, both CPP and HBP extend credit to its customers, which exposes it to credit risk. The largest customer accounted for approximately 26%, 7% and 17% of the net accounts receivable of CPP, HBP and Griffon as of September 30, 2022, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of CPP, HBP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair the ability of CPP and HBP to meet their customer demands.

CPP and HBP rely on a limited number of domestic and foreign companies to supply components and manufacture certain of their products. The percentage of CPP and HBP worldwide sourced finished goods as a percent of revenue approximated 34% and 5%, respectively, in 2022. The percentage of CPP and HBP's worldwide sourced components as a percent of cost of goods sold approximated 13% and 14%, respectively, in 2022. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both CPP and HBP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of CPP's and HBP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet CPP and HBP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of CPP and HBP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events may impact the ability of CPP and HBP to fill orders, which could have a material adverse effect on customer relationships.

A product provided to HBP by one of its suppliers was found to infringe on the intellectual property rights of a competitor of this supplier. The supplier developed an alternative design for such product that has allowed it to meet HBP’s needs and which the supplier believes is non-infringing; however, the competitor has alleged, in a pending administrative proceeding, that the redesigned product also infringes on its intellectual property rights. The supplier is also appealing the initial finding of infringement and believes it has a reasonable likelihood of success. However, should the alternative design be deemed to be an infringing product and should the supplier lose its appeal of the initial finding of infringement, and as a result the supply of this product is interrupted, it could adversely impact HBP’s business and results of operations.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

CPP and HBP suppliers primarily provide resin, wood, steel and wire rod. Both of these businesses could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, both CPP and HBP have experienced price increases for most of their raw materials.

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

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, manufactured in and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are currently sourced from suppliers in China, with some of these products sourced exclusively from suppliers in China. Certain raw materials used by CPP may be sourced from China and therefore may have their prices and availability impacted by tariffs imposed on trade between the United States and China.

The sourcing of CPP finished goods, components and raw materials from China are generally subject to supply agreements with Chinese companies. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative limited Chinese judicial precedent on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations in China may be subject to government policies or political changes.

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. The tariffs currently apply to approximately $375 billion in annual U.S. imports from China. Section 301 of the Trade Act of 1974 requires that the duties must terminate after four years unless one or more domestic beneficiaries of the tariffs requests their continuation. In September 2022, the United States Trade Representative (USTR) announced that it had received such requests and would therefore continue the tariffs pending a comprehensive review of their necessity. The process for completing this review, which contemplates a period of public comment, means the tariffs will remain in effect for several months at least, with an unpredictable outcome.

In addition to tariffs, an increased global focus on forced labor in supply chains has the potential to impact our business operations. In June 2022, the Uyghur Forced Labor Prevention Act (UFLPA) went into effect and establishes a rebuttable presumption that goods made in whole or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China are produced with forced labor, and directs US Customs and Border Protection (CBP) to prevent entry of products made with forced labor into the U.S. market. Importers whose shipments are detained by CBP under the UFLPA can rebut the presumption with “clear and convincing evidence” that the products were not produced with forced labor. This requires that the importer submit detailed information regarding every supplier and sub-supplier, as well as all components and raw materials, relating to the goods being detained, and detention costs accrue during the pendency of CBP’s evaluation. From June 21, 2022 through September 30, 2022, more than 1,450 shipments from China to U.S importers, valued at approximately $429 million, were targeted by CBP for further inspection. Neither CPP nor its suppliers currently manufacture or source products, components or raw materials from the Uyghur region of China; however, CBP takes a broad approach when targeting shipments they believe may have originated from the Uyghur region based on product definitions, tariff codes and supplier names that lead them to suspect the goods come from the Uyghur region. As a result, CPP shipments may be targeted for detention in which case they become subject to the rebuttable presumption that they were sourced from the Uyghur region even though they are demonstrably outside the scope of the UFLPA. In view of the increased enforcement of forced labor initiatives, we are updating our compliance measures and working with our China supply base to validate their supply chains, from raw materials through components to finished goods, to ensure our goods are not made using forced labor. We cannot be certain that our products will not be targeted or that our shipments will not be detained, which may impact our operating performance. Forced labor enforcement initiatives are targeting imports from other countries besides China, and we are monitoring the products and countries subject to increased scrutiny for potential impacts to our operations.

The continuing political and economic conflicts between U.S. and China have resulted in and may continue to cause retaliatory policies from both countries, and it is unknown whether current US-China relations over Taiwan, including the commencement of negotiations regarding a new trade initiative between the United States and Taiwan, will impact the ongoing trade dispute with China. We cannot predict what new and additional retaliatory policies and regulations may be implemented by the Chinese government in response to the U.S./Taiwan engagement, and any such policies and regulations or other responses may adversely affect our business operations in China.

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

 The COVID-19 outbreak, or any other future pandemic could adversely impact our results of operations.

The future impact of the COVID-19 outbreak, or any other future pandemic, and the spread of the pathogen on a global basis could adversely affect our businesses in a number of respects, although the extent, nature and timing of such impact cannot be predicted as of the date of this filing. The COVID-19 outbreak led countries around the world, as well as most states in the U.S., to implement restrictions from time-to-time relating to the operation of almost all types of businesses. Most of these restrictions have been eliminated or reduced due to a reduction in the health risk of COVID-19. As of the date of this filing, all of our manufacturing and distribution facilities are operating. However, government actions taken based on the changing nature of the outbreak in the U.S. or in other countries in which we do business could result in temporary closures of Griffon facilities.

During the height of COVID-19 our supply chain experienced certain disruptions which, together with other factors such as a shortage of labor, resulted in longer delivery lead times and restricted manufacturing capacity for certain of our products. While our supply chain appears to generally be stable at this time, should a resurgence of COVID-19 occur, our supply chain could again be negatively impacted; for example, certain of our suppliers could be required by government authorities to temporarily cease operations or might be limited in their production capacity.

If as a result of the COVID-19 outbreak, including a potential resurgence of the virus in the fall and winter months, governments take additional protective actions, it may have a material adverse impact on Griffon’s businesses and operating results for the reasons described above. In such event, the extent and duration of any impact on our businesses would be difficult to predict. To the extent the COVID-19 outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the AMES and HBP businesses. In 2022, with the addition of Hunter Fan, 58% (55%, excluding Hunter Fan sales) of AMES' sales occurred during the second and third quarters compared to 53% in both 2021 and 2020. HBP’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter.

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

At September 30, 2022, Griffon employed approximately 6,200 people on a full-time basis, approximately 4% of whom are covered by collective bargaining or similar labor agreements. If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

Griffon’s operations and reputation may be adversely impacted if our information technology (IT) systems, or the IT systems of third parties with whom we do business, fail to perform adequately or if we or such third parties are the subject of a data breach or cyber-attack.

We rely on IT systems, networks and services to conduct our business, including communicating with employees and our key commercial customers, ordering and managing materials and products from suppliers, shipping products to customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. Cyber criminals are becoming more sophisticated and knowledgeable every day, and as their tactics evolve, it is a constant challenge to ensure that our IT security practices are sufficient to protect our IT systems and data. If our IT systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers and suppliers could be significantly impaired, which may adversely impact our business, operations and reputation.

In the normal course of our business, we collect, store, and transmit proprietary and confidential information regarding our brands, customers, employees, suppliers and others. We also engage third parties that store, process and transmit these types of information, as well as personal information, on our behalf. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and could have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training, and third-party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase, sell, and ship products efficiently and on a timely basis, maintain cost-effective operations, and provide superior service to our customers. If these systems are damaged, infiltrated, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber security incidents, or otherwise), we may suffer disruption in our ability to manage and operate our business.

There can be no assurance that the precautions which we have taken against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.

Griffon may be unable to implement its acquisition growth strategy, which may result in added expenses without a commensurate increase in revenue and income, and divert management’s attention.

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisitions of La Hacienda, Tuscan Path, ClosetMaid and Harper Brush in the months of July through November 2017, Kelkay in February 2018, CornellCookson in June 2018, Apta in November 2019, Quatro in December 2020 and Hunter Fan in January 2022. This integration risk may be exacerbated when numerous acquisitions are consummated in a short time period.

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

The pendency of our current process to explore strategic alternatives and the possible failure to consummate a strategic transaction could adversely affect the trading price of our common stock and our future business and results of operations.

In May 2022, Griffon’s Board of Directors publicly announced that it would explore a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. This process is active and ongoing. The uncertainties associated with this process, and the expenses and efforts involved, may negatively affect our business and our relationships with employees, customers, suppliers, distributors and vendors. If we do not enter into or consummate a strategic transaction, our business and results of operations could be adversely affected. Furthermore, if we do not consummate a transaction, the price of our common stock may decline from the current market price, as the current market price might incorporate a market assumption that a transaction will be consummated. A failed transaction may also result in reduced employee morale and productivity, negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from any announcement and pendency of a transaction, including any adverse changes in our relationships with our customers, suppliers, distributors, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition. Matters relating to any failed transaction may require significant costs and expenses and substantial management time and resources, which could otherwise have been devoted to operating and growing our businesses.

Risks Related to Our Indebtedness

While Griffon’s senior notes, which have limited covenants, are not due until 2028; its $800 million Term Loan B (current balance of $496 million), which also has limited covenants, is not due until 2029; and its $400 million revolving line of credit, which has greater covenant requirements, does not mature until 2025, there are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 57,064,331 shares, net of treasury shares, were outstanding as of September 30, 2022. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

Griffon is required to assess goodwill and indefinite-lived intangible assets annually for impairment or on an interim basis if changes in circumstances or the occurrence of events suggest impairment exists. If impairment testing indicates that the carrying amount of reporting units or indefinite-lived intangible assets exceeds the respective fair value, an impairment charge would be recognized. If goodwill or indefinite-lived intangible assets were to become impaired, the results of operations could be materially and adversely affected.

For the fiscal year ended September 30, 2022, we recorded a non-cash, pre-tax goodwill impairment of $342,027, and a non-cash pre-tax indefinite-lived intangible assets impairment of $175,000. These non-cash impairments resulted in an aggregate decrease of $8.43 in our earnings per share for the fiscal year ended September 30, 2022. Should we have to record additional impairment charges in the future, it could similarly have a significant negative impact on our earnings per share for the year in which any such impairment charge is recorded.

If Griffon's subcontractors or suppliers fail to perform their obligations, Griffon's performance and ability to win future business could be harmed.

Griffon relies on other companies to provide materials, major components and products to fulfill contractual obligations. Such arrangements may involve subcontracts, teaming arrangements, or supply agreements with other companies. There is a risk that Griffon may have disputes regarding the quality and timeliness of work performed. In addition, changes in the economic environment, including constraints on available financing, may adversely affect the financial stability of Griffon's supply chain and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A disruption or failure of any supplier could have an adverse effect on Griffon's business resulting in an impact to profitability, possible termination of a contract, imposition of fines or penalties, and harm to Griffon's reputation impacting its ability to secure future business.

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

Griffon and its companies conduct operations in Canada, Australasia, the U.K., and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 17% of consolidated revenue for the year ended September 30, 2022. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

Griffon's international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect operations. Griffon is subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. In addition, Griffon is subject to certain export controls, laws and regulations, as well as to economic sanctions, laws and embargoes imposed by various governments or organizations, including the U.S. and the European Union or member countries. Violations of anti-corruption, export controls or sanctions laws may result in severe criminal or civil sanctions and penalties, including loss of export privileges and loss of authorizations needed to conduct Griffon's international business. Such violations could also result in Griffon being subject to other liabilities, which could have a material adverse effect on Griffon's business, results of operations and financial condition.

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

Griffon or its suppliers may inadvertently infringe on, or may be accused of infringing on, proprietary rights of others.

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

It is also possible that Griffon’s suppliers may inadvertently infringe on, or be accused of infringing on, proprietary rights held by others. For example, a product provided to HBP by one of its suppliers was found to infringe on the intellectual property rights of a competitor of this supplier. If other Griffon suppliers are found to have infringed (or are alleged to have infringed) on the propriety rights of others, such infringement may have a material adverse effect on Griffon’s business, results of operations and financial condition. For example, the supplier may not be able to develop an alternative design that meets Griffon’s needs at a comparable cost or at all, and the supply of certain products or components to Griffon may be interrupted.

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

Similar to the activist shareholder campaign initiated in 2021, activist shareholders may from time to time attempt to effect changes in our strategic direction and seek changes regarding Griffon’s corporate governance or structure. Our Board of Directors and management team strive to maintain constructive, ongoing communications with all shareholders who wish to speak with us, including activist shareholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all shareholders. However, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because:

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

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Griffon occupies approximately 10,460,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, U.K., Ireland and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Huntington, NY(1)	Corporate	Manufacturing	90,000	Owned
Troy, OH	Home and Building Products	Manufacturing	1,230,000	Owned
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2035
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	997,000	Leased	2034
Camp Hill, PA	Consumer and Professional Products	Manufacturing	380,000	Owned
Harrisburg, PA	Consumer and Professional Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Champion, PA	Consumer and Professional Products	Wood Mill	225,000	Owned
Cork, Ireland	Consumer and Professional Products	Manufacturing, Distribution	74,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Gloucestershire, UK	Consumer and Professional Products	Distribution	139,000	Leased	2023
Barmby Moor, UK	Consumer and Professional Products	Manufacturing	240,000	Leased	2027
Kent, UK	Consumer and Professional Products	Distribution	32,000	Leased	2026
Australia (various)	Consumer and Professional Products	8 Distribution	661,000	Leased	2023 - 2028
Quebec, Canada	Consumer and Professional Products	Distribution	41,000	Lease	2023
Ocala, FL	Consumer and Professional Products	Manufacturing	676,000	Leased	2030
Grantsville, MD	Consumer and Professional Products	Manufacturing	155,000	Owned
Reynosa, MX	Consumer and Professional Products	Manufacturing (owned), Distribution (leased)	133,000	Owned /Leased	2023
Fairfield, IA	Consumer and Professional Products	Manufacturing	54,000	Leased	2024
Byhalia, MS	Consumer and Professional Products	Distribution	600,000	Leased	2025
Guangdong, China	Consumer and Professional Products	Manufacturing	211,000	Leased	2023
(1) This property is owned by Griffon and is leased to a third party.

HBP also leases approximately 1,176,000 square feet of space for distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, HBP and CPP leases approximately 331,000 square feet of office space throughout the U.S. and various international locations. CPP also owns approximately 169,000 square feet of additional space for operational wood mills in the U.S.

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

Dividends

During 2022, 2021 and 2020, the Company declared and paid, in quarterly increments, cash dividends totaling $0.36 per share, $0.32 per share and $0.30 per share, respectively. In addition, on June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022 to shareholders of record as of the close of business on July 8, 2022. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 16, 2022, the Board of Directors declared a cash dividend of $0.10 per share, payable on December 16, 2022 to shareholders of record as of the close of business on November 29, 2022.

Holders

As of October 31, 2022, there were approximately 12,900 holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	835,122

Equity compensation plans not approved by security holders	—	$—	—

(1)Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	—	$—	—
August 1 - 31, 2022	—	—	—
September 1 - 30, 2022	—	—	—
Total	—	$—	—	$57,955	(1)

1.Shares, if any, purchased by the Company in open market purchases are pursuant to share repurchases authorized by the Company’s Board of Directors. On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2022, $57,955 remained available for purchase under these Board authorized repurchase programs.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2022, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2017, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
9/17
9/18
9/19
9/20
9/21
9/22
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

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash, excluding customary post-closing adjustments, primarily related to working capital. Since September 2021, we have classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

Griffon now conducts its operations through two reportable segments:

•Consumer and Professional Products (“CPP”) is a leading North American manufacturer and a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid. CPP revenue was 47%, 54%, and 55% of Griffon’s consolidated revenue in 2022, 2021 and 2020, respectively.

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands. HBP revenue was 53%, 46% and 45% of Griffon’s consolidated revenue in 2022, 2021 and 2020, respectively.

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. This process is active and discussions with potential counterparties are ongoing with respect to a number of these options. The Committee on Strategic Considerations, a committee comprised of independent directors who serve on Griffon's Board, is overseeing the process and working with Griffon's management and Goldman Sachs & Co. LLC, the Company's financial advisor. There is no assurance that the process will result in any transaction being entered into or consummated.

On December 17, 2021, Griffon entered into a definitive agreement to acquire Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000 and completed the acquisition on January 24, 2022. Hunter, part of our CPP segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. Quatro contributed approximately $5,000 in revenue in the first twelve months after the acquisition.

In August 2020 Griffon Corporation completed the public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"). The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company used the remainder of the proceeds for working capital and general corporate purposes.

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

Update of COVID-19 on Our Business

The health and safety of our employees, our customers and their families is always a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. When COVID-19 struck, we implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. While many of these precautions have been relaxed or eliminated as the health risk of COVID-19 has decreased, we would not hesitate to reinstitute and/or modify these policies and procedures as necessary should the health risk return to an unacceptable level. In such event, our businesses or our suppliers could be required by government authorities to temporarily cease operations; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses to mitigate the impacts of COVID-19; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us. While we are unable to determine or predict the nature, duration or scope of the overall impact COVID-19 will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how we have responded (and will continue to respond) to COVID 19 and how our operations and financial condition may change as COVID-19 evolves. See information provided in Part 1, Item 1A, “Risk Factors” in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

2022 Compared to 2021

Revenue for the year ended September 30, 2022 of $2,848,488 compared to $2,270,626 for the year ended September 30, 2021 increased 25% resulting from increased revenue at HBP and CPP of 45% and 9%, respectively. Hunter (purchased on January 24, 2022) contributed $246,474 of revenue in 2022.

Gross profit for 2022 was $936,886 compared to $641,113 in 2021. Gross profit as a percent of sales (“gross margin”) for 2022 and 2021 was 32.9% and 28.2%, respectively. In the years ended 2022 and 2021, gross profit included restructuring charges of $7,964 and $7,923, respectively. In the year ended 2022, gross profit also included amortization of $5,401 related to the fair value step-up of acquired inventory sold in connection with the Hunter Fan acquisition. Excluding these charges from both years, gross profit would have been $950,251 or 33.4% of revenue, compared to $649,036 or 28.6% in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2022 of $608,926 increased 29% from $470,530 in 2021. The 2022 SG&A expenses included restructuring charges of $8,818, acquisition costs of $9,303, strategic review (retention and other) of $9,683, special dividend ESOP charges of $10,538, proxy expenses of $6,952. The 2021 SG&A expenses included restructuring charges of $13,495. Excluding these items from both periods, 2022 SG&A expenses would have been $563,632, or 19.8% of revenue compared to $457,035 or 20.1%, with the increase in expenses primarily due to the inclusion of expenses related to Hunter, which was acquired in January 2022, and increased distribution and shipping costs.

In connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, Griffon performed its annual impairment testing of its goodwill and indefinite lived intangibles. Indicators of impairment were present due to decreases in comparable company market multiples for the CPP reporting units and increased interest rates, and the related impact on weighted average cost of capital rates. Accordingly, a quantitative assessment was performed, which resulted in non-cash, pre-tax impairment charges for goodwill and indefinite lived intangibles of $342,027 and $175,000. respectively, recorded in the fourth fiscal quarter of 2022.

Interest expense in 2022 of $84,379 increased 34% compared to 2021 of $63,175, primarily as a result of increased debt levels related to the $800,000 seven year Term Loan B facility entered into in connection with the Hunter acquisition, of which Griffon repaid $300,000 aggregate principal amount in the third quarter of 2022.

Other income (expense) of $6,881 and $2,107 in 2022 and 2021, respectively, includes $305 and ($81), respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $(225) and $283, respectively, of net gains (losses) on investments, and $4,256 and $907, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $689 in 2022 and $624 in 2021. Additionally, it includes royalty income of $2,250 for the year ended September 30, 2022.

Griffon reported Income (loss) before tax from continuing operations for 2022 of $(270,879) compared to $109,955 for 2021. In 2022, the Company had an effective income tax rate of (6.2)% compared to 36.1% in 2021.  The 2022 tax rate included $3,913 of discrete and certain other tax provisions net, and other items that affect comparability, as listed below. The 2021 tax rate included $3,245 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2022 and 2021 were 29.0% and 31.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Loss from continuing operations for 2022 was $287,715, or $5.57 per share, compared to Income from continuing operations of $70,302, or $1.32 per share in 2021. The 2022 income from continuing operations included the following:

– Restructuring charges of $16,782 ($12,479, net of tax, or $0.23 per share);
– Debt extinguishment, net $4,529 ($3,474, net of tax, or $0.06 per share);
– Acquisition costs of $9,303 ($8,149, net of tax, or $0.15 per share);
– Strategic review - retention and other of $9,683 ($7,280, net of tax, or $0.13 per share);
– Special dividend ESOP charges of $10,538 ($8,083, net of tax, or $0.15 per share);
– Proxy expenses of $6,952 ($5,359, net of tax, or $0.10 per share);
– Fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax, or $0.07 per share);
– Goodwill and intangible asset impairments of $517,027 ($454,753, net of tax, or $8.43 per share); and

– Discrete and certain other tax provision, net, of $3,913 or 0.07 per share.

The 2021 income from continuing operations included the following:
– Restructuring charges of $21,418 ($16,131, net of tax, or $0.30 per share); and
– Discrete and certain other tax provision, net, of $3,245 or $0.06 per share.

Excluding these items from both reporting periods, 2022 Income from continuing operations would have been $219,786, or $4.07 per share compared to $89,678, or $1.68 per share, in 2021.

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

Other income (expense) of $2,107 and $1,661 in 2021 and 2020, respectively, includes $81 and $915, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, $283 and $184, respectively, of net gains on investments, and $907 and $1,559, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $624 in both 2021 and 2020.

Griffon reported Income before tax from continuing operations for 2021 of $109,955 compared to $67,481 for 2020. In 2021, the Company had an effective income tax rate of 36.1% compared to 38.6% in 2020.  The 2021 tax rate included $3,245 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. The 2020 tax rate included $966 of discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2021 and 2020 were 31.7% and 33.9%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2021 was $70,302, or $1.32 per share, compared to $41,444, or $0.92 per share in 2020. The 2021 income from continuing operations included the following:

– Restructuring charges of $21,418 ($16,131, net of tax, or $0.30 per share); and
– Discrete and certain other tax provision, net, of $3,245 or $0.06 per share.

The 2020 income from continuing operations included the following:

– Restructuring charges of $13,669 ($10,177, net of tax, or $0.23 per share);
– Loss from debt extinguishment $7,925 ($6,167, net of tax, or $0.14 per share);
– Acquisition costs of $2,960 ($2,297, net of tax, or $0.05 per share); and
– Acquisition contingent consideration benefit of $1,733 ($1,403, net of tax, or $0.03 per share); and
– Discrete and certain other tax provision, net, of $966 or $0.02 per share.

Excluding these items from both reporting periods, 2021 Income from continuing operations would have been $89,678, or $1.68 per share compared to $59,647, or $1.33 per share, in 2020.
Griffon evaluates performance based on Earnings (loss) per share and Income (loss) from continuing operations excluding non-cash impairment charges, restructuring charges, debt extinguishment, acquisition related expenses, discrete and certain other tax items, as well other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Income (loss) from continuing operations to Adjusted income from continuing operations and Earnings (loss) per common share from continuing operations to Adjusted earnings per common share from continuing operations:
GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2022	2021	2020
Income (loss) from continuing operations	$(287,715)	$70,302	$41,444
Adjusting items:
Restructuring charges	16,782	21,418	13,669
Debt extinguishment, net	4,529	—	7,925
Acquisition costs	9,303	—	2,960
Strategic review - retention and other	9,683	—	—
Acquisition contingent consideration	—	—	(1,733)
Special dividend ESOP charges	10,538	—	—
Proxy expenses	6,952	—	—
Fair value step-up of acquired inventory sold	5,401	—	—
Goodwill and intangible asset impairments	517,027	—	—
Tax impact of above items[1]	(76,627)	(5,287)	(5,584)
Discrete and other certain tax provision	3,913	3,245	966
Adjusted income from continuing operations	$219,786	$89,678	$59,647

Earnings (loss) per common share from continuing operations	$(5.57)	$1.32	$0.92

Adjusting items, net of tax:
Anti-dilutive share impact[2]	0.24	—	—
Restructuring charges	0.23	0.30	0.23
Debt extinguishment, net	0.06	—	0.14
Acquisition costs	0.15	—	0.05
Strategic review - retention and other	0.13	—	—
Acquisition contingent consideration	—	—	(0.03)
Special dividend ESOP charges	0.15	—	—
Proxy expenses	0.10	—	—
Fair value step-up of acquired inventory sold	0.07	—	—
Goodwill and intangible asset impairments	8.43	—	—
Discrete and other certain tax (benefit) provision	0.07	0.06	0.02
Adjusted earnings per share from continuing operations	$4.07	1.68	$1.33
Weighted-average shares outstanding (in thousands)	51,672	53,369	45,015
Diluted weighted average shares outstanding (in thousands)[2]	53,966	53,369	45,015
Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) Tax impact for the above reconciling adjustments from GAAP to non-GAAP Income from continuing operations and the related EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(2) Loss from continuing operations is calculated using basic shares on the face of the income statement. Per share impact of using diluted shares represents the impact of converting from the basic shares used in calculating earnings per share from the Loss from continuing operations to the diluted shares used in calculating earnings per share form the adjusted income from continuing operations.

REPORTABLE SEGMENTS

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (primarily corporate overhead), non-cash impairment charges, restructuring charges, debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

See table provided in Note 18 - Reportable Segments, for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Years Ended September 30,
	2022		2021		2020

United States	$858,956		$766,150		$769,100
Europe	106,471		123,607		85,339
Canada	92,930		85,676		74,072
Australia	258,945		244,674		203,012
All other countries	24,304		9,411		7,710
Total Revenue	$1,341,606		$1,229,518		$1,139,233

Adjusted EBITDA	$99,308	7.4%	$115,673	9.4%	$104,053	9.1%

Depreciation and amortization	$47,562		$34,433		$32,788

2022 Compared to 2021

CPP revenue in 2022 increased $112,088, or 9%, compared to 2021, primarily resulting from a 20% or $246,474 contribution from the Hunter acquisition, and price and mix of 11%. These benefits were partially offset by a 20% reduction in volume primarily from reduced consumer demand and rebalancing of customer inventory levels in North America and the United Kingdom (U.K.), in part offset by Australia. Foreign exchange was an unfavorable impact of 2%.

CPP Adjusted EBITDA in 2022 decreased 14% to $99,308 compared to $115,673 in 2021. Excluding the Hunter contribution of $43,579, EBITDA of $55,729 decreased 52% primarily due to the unfavorable impact of the reduced volume noted above and the related impact on manufacturing absorption, and increased material, labor and transportation costs, partially offset by the benefits of price and mix. The year ended September 30, 2022 included increased demurrage and detention costs, primarily related to COVID-19 and global supply chain disruptions, of approximately $15,172 ($9,512 related to Hunter).

Segment depreciation and amortization increased $13,129 from the comparable prior year period primarily due to depreciation for new assets placed in service and the Hunter assets acquired.

On January 24, 2022, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a contractual purchase price of $845,000. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects, for approximately AU$3,500.

Strategic Initiative and Restructuring Charges
In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP was broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and an accelerated timeline for the initiative, which was completed in fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

This initiative included three key development areas. First, certain AMES U.S. and global operations were consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion were made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems were unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

We continue to expect that this initiative with result in annual cash savings of $25,000. Realization of expected cash savings will begin in the first quarter of fiscal 2023. The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities. Cumulative charges of $51,869 consisted of cash charges totaling $35,691 and non-cash, asset-related charges totaling $16,178; the cash charges included $12,934 for one-time termination benefits and other personnel-related costs and $22,757 for facility exit costs. During the years ended September 30, 2022 and 2021, CPP incurred pre-tax restructuring and related exit costs approximating $16,782 and $21,418, respectively. During the years ended September, 30, 2022 and 2021, capital expenditures of $6,337 and $8,774, respectively, were driven by investment in CPP business intelligence systems and e-commerce facility.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facility and other	Total	Capital Investments

Phase I	$12,000	$4,000	$19,000	35,000	$40,000
Phase II	14,000	16,000	—	30,000	25,000
Increase (Reduction) in Scope	(13,066)	2,757	(2,822)	(13,131)	(50,000)
Total Charges	12,934	22,757	16,178	51,869	15,000
Total 2020 restructuring charges	(5,620)	(3,357)	(4,692)	(13,669)	(6,733)
Total 2021 restructuring charges	(3,190)	(11,573)	(6,655)	(21,418)	(8,774)
Total 2022 restructuring charges	(4,124)	(7,827)	(4,831)	(16,782)	(6,337)
Total cumulative charges	$(12,934)	$(22,757)	$(16,178)	$(51,869)	$(21,844)
Estimate to Complete	$—	$—	$—	$—	$(6,844)	(a)
(a) Includes future proceeds from the sale of exited facilities.

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

Home and Building Products

	For the Years Ended September 30,
	2022		2021		2020

Residential	$876,816		$633,523		$572,397
Commercial	630,066		407,585		354,916
Total Revenue	$1,506,882		$1,041,108		$927,313

Adjusted EBITDA	$412,738	27.4%	$181,015	17.4%	$153,631	16.6%

Depreciation and amortization	$16,539		$17,370		$18,361

2022 Compared to 2021
HBP revenue in 2022 increased $465,774, or 45%, compared to 2021, primarily due to favorable pricing and mix of 47% driven by both residential and commercial. Total volume decreased 2%, primarily due to labor and supply chain disruptions impacting residential deliveries, partially offset by increased commercial volume.

HBP Adjusted EBITDA in 2022 increased 128% to $412,738 compared to $181,015 in 2021. EBITDA benefited from the increased revenue noted above, partially offset by increased material, labor and transportation costs.

Segment depreciation and amortization decreased $831 from the comparable prior year period primarily due to fully depreciated assets.

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

Unallocated Amounts

For 2022, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $53,888 compared to $50,278 in 2021, with the increase primarily due to compensation and incentive costs.

For 2021, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $50,278 compared to $49,487 in 2020, with the increase primarily due to compensation and incentive costs.

Depreciation and Amortization

Depreciation and amortization of $64,658 in 2022 compared to $52,302 in 2021; the increase was primarily due to depreciation for new assets placed in service and the Hunter assets acquired.

Depreciation and amortization of $52,302 in 2021 compared to $52,100 in 2020; the increase was primarily due to depreciation for new assets placed in service.

Comprehensive Income (Loss)

During 2022, total other comprehensive income (loss), net of taxes, of $(36,761) included a loss of $37,920 from foreign currency translation adjustments primarily due to the weakening of the British, Australian and Canadian currencies, all in comparison to the U.S. Dollar; a $1,503 gain from pension and other post-retirement benefits, primarily associated with an increase in the assumed discount rate compared to 2021; and a $344 loss on cash flow hedges.
During 2021, total other comprehensive income (loss), net of taxes, of $26,115 included a gain of $6,433 from foreign currency translation adjustments primarily due to the strengthening of the British, Australian and Canadian currencies, all in comparison to the U.S. Dollar; a $17,796 gain from pension and other post-retirement benefits, primarily related to the change between actual and expected return on assets compared to 2020; and a $1,886 gain on cash flow hedges.

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000, excluding customary post-closing adjustments, primarily related to working capital. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

At September 30, 2022 and 2021, Griffon's discontinued assets and liabilities includes the Company's obligation of $8,846 in connection with the sale of Telephonics related to certain customary post-closing adjustments, primarily working capital and retention bonuses. At September 30, 2022 and 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income taxes, product liability, warranty and environmental reserves totaled $10,049 and $7,074, respectively. See Note 8, Discontinued Operations.

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

As of September 30, 2022, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $54,200. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2025 five-year secured $400,000 revolving credit facility ("Credit Facility"). During the fiscal year ended September 30, 2022, the Company generated $59,240 of net cash from continuing operating activities and had $290,385 available, subject to certain loan covenants, for borrowing on September 30, 2022.

The table below provides a summary of the Consolidated Statements of Cash Flows for the periods indicated.

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2022	2021
Net Cash Flows Provided By (Used In):
Operating activities	$59,240	$69,808
Investing activities	(583,227)	(56,167)
Financing activities	393,345	(28,245)

Cash provided by operating activities from continuing operations for 2022 was $59,240 compared to $69,808 in 2021, a decrease of $10,568. For 2022, Net income from continuing operations adjusted for items to reconcile net income to net cash provided by operating activities of continuing operations was offset by increased working capital, predominately consisting of increased inventory, receivables and prepaid and other current assets and a decrease in accounts payable, accrued liabilities and income tax payable. For 2021, Net income from continuing operations adjusted for items to reconcile net income to net cash provided by operating activities of continuing operations was offset by increased working capital, predominately consisting of increased inventory, receivables, and prepaid and other current assets, partially offset by an increase in accounts payable, accrued liabilities and income tax payable.
Cash flows from investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During 2022, Griffon used $583,227 in investing activities from continuing operations compared to $56,167 in 2021. Payments for acquired businesses totaled $851,464 in 2022 to acquire Hunter compared to $2,242 in 2021 to acquire Quatro. On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, and on December 22, 2020, AMES acquired Quatro, a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects. On June 27, 2022, the Company completed the sale of Telephonics to TTM for $330,000, excluding customary post-closing adjustments, primarily related to working capital. Capital expenditures, net of proceeds from the sale of assets, totaled $42,398 in 2022 compared to $36,714 in 2021. Proceeds from the sale of investments totaled $14,923 in 2022 compared to cash used to purchase investments of $17,211 in the prior year comparable period.
Cash provided by financing activities from continuing operations was $393,345 in 2022 compared to cash used in financing activities of $28,245 in 2021. During 2022, cash flows from financing activities from continuing operations primarily consisted of the payment of dividends of $126,677, purchase of treasury shares to satisfy vesting of restricted stock of $10,886 and net proceeds from long-term debt of $547,715. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge related to the write-off of capitalized debt issuance costs. In addition, during 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt. During 2021, cash flows from financing activities from continuing operations primarily consisted of the payment of dividends of $17,139, purchase of treasury shares to satisfy vesting of restricted stock of $3,357 and net repayments of long-term debt and lease payments of $6,921. At September 30, 2022, there were $97,328 in outstanding borrowings under the Credit Agreement, compared to $13,483 in outstanding borrowings at the same date in 2021.

During 2022, the Board of Directors approved four quarterly cash dividends each for $0.09 per share, totaling $0.36. In addition, on June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022 to shareholders of record as of the close of business on July 8, 2022. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On November 16, 2022, the Board of Directors declared a cash dividend of $0.10 per share, payable on December 16, 2022 to shareholders of record as of the close of business on November 29, 2022.

During 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. During 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2021, Griffon did not purchase any shares of common stock under these repurchase programs. At September 30, 2022, $57,955 remains under Griffon's Board authorized repurchase programs.

During 2022 and 2021, cash provided by discontinued operations from operating activities of $10,198 and $41,961, respectively, primarily related to DE operations and the payment of income taxes, stay bonuses and transaction related expenses as well as payments associated with the settling of certain Installation services and environmental liabilities. During 2022, cash used by discontinued operations from investing activities of $(2,627) primarily related to DE capital expenditures. During 2021, $6,751 cash provided by discontinued operations from investing activities was comprised of net proceeds received of $14,345 from DE's sale of its SEG business less capital expenditures of $10,343 and a recovery of insurance proceeds received of $2,749 associated with other discontinued operations.

Debt

At September 30, 2022 and 2021, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2022	2021
Cash and equivalents	$120,184	$248,653
Notes payables and current portion of long-term debt	$12,653	$12,486
Long-term debt, net of current maturities	1,560,998	1,033,197
Debt discount and issuance costs	21,909	14,823
Total debt	1,595,560	1,060,506
Debt, net of cash and equivalents	$1,475,376	$811,853
During 2020, Griffon issued, at par $1,000,000 of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022 (the "2022 Senior Notes"). In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which will amortize over the term of such notes. Additionally, during 2020 Griffon recognized a $7,925 loss on the early extinguishment of debt of the 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged.

During the year ended September 30, 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2022, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $833,433 on September 30, 2022 based upon quoted market prices (level 1 inputs). At September 30, 2022, $10,939 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.50%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds, the first of which was achieved during the year ended September 30, 2022. The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, which began with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During the year ended September 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge on the prepayment of debt, $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issue discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $476,160 on September 30, 2022 based upon quoted market prices (level 1 inputs). At September 30, 2022, $8,823 of underwriting fees and other expenses incurred remained to be amortized.

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

In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans, 1.50% for SOFR loans and 1.50% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2022, under the Credit Agreement, there were $97,328 in outstanding borrowings; outstanding standby letters of credit were $12,287; and $290,385 was available, subject to certain loan covenants, for borrowing at that date.

At September 30, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.89x at September 30, 2022.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At September 30, 2022, $13,091 was outstanding. During the year ended September 30, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($10,956 as of September 30, 2022) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (4.44% LIBOR USD and 4.76% Bankers Acceptance Rate CDN as of September 30, 2022). The revolving facility was amended and matures in October 2024, and is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. As of September 30, 2022, there were no borrowings under the revolving credit facility with CAD 15,000 ($10,956 as of September 30, 2022) available for borrowing.

In March 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (3.96% at September 30, 2022). At September 30, 2022, there was no balance outstanding under the receivable purchase facility with AUD $15,000 ($9,722 as of September 30, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.80% (3.99% at September 30, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (5.50% as of September 30, 2022). The revolving credit facility matures in July 2023, but is renewable upon mutual agreement with the lender. As of September 30, 2022, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP $11,060 ($12,090 as of September 30, 2022). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of $57,105. As noted above, Griffon entered into a new $800,000 seven year Term Loan B facility with initial pricing of a SOFR floor of 50 basis points plus a spread of 275 basis points. The OID was 99.75. During the period ended June 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. The Term Loan B facility requires quarterly payments equal to 0.25% of the outstanding principal amount, or $2,000, which began with the quarter ended June 30, 2022, and a balloon payment due at maturity.

Griffon's purchase obligations, which are generally for the purchase of goods and services in the ordinary course of business over the next twelve months is approximately $184,422. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm.

Griffon rents real property and equipment under operating leases expiring at various dates. Operating lease obligations over the next twelve months is approximately $40,998. Refer to Note 21 - Leases.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2022, Home Depot represented 13% of Griffon’s consolidated revenue, 19% of CPP's revenue and 7% of HBP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of September 30, 2022 and September 30, 2021 and for the years ended September 30, 2022 and 2021. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended		For the Year Ended
	September 30, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$2,301,215	$—	$1,727,074
Gross profit	$—	$752,982	$—	$459,879
Income (loss) from operations	$(43,492)	$(127,982)	$(22,321)	$135,510
Equity in earnings of Guarantor subsidiaries	$(184,618)	$—	$75,769	$—
Net income (loss)	$(74,423)	$(184,618)	$(40,047)	$75,769

Summarized Balance Sheet Information

	For the Year Ended		For the Year Ended
	September 30, 2022		September 30, 2021
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$49,238	$915,329	$116,260	$746,371
Non-current assets	15,571	1,393,864	15,782	999,138
Total assets	$64,809	$2,309,193	$132,042	$1,745,509

Current liabilities	$78,635	$275,165	$41,334	$321,363
Long-term debt	1,538,235	12,886	998,787	$14,482
Other liabilities	4,331	322,224	43,337	$156,694
Total liabilities	$1,621,201	$610,275	$1,083,458	$492,539

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
Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or net realizable value, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, HBP produces residential and commercial sectional garage doors, commercial rolling steel door and grille products, and CPP produces long-handled tools and landscaping products, storage and organizational products and residential, industrial and commercial fans, all in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

As of September 30, 2022, the balance of goodwill on our balance sheet is $335,790 and indefinite-lived intangibles representing our trademarks is $399,668. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test, the assessment is based on both an income-based and market-based valuation approach. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

Under the income-based approach, we determine the fair value of a reporting unit by using discounted cash flows that require significant judgement and assumptions, such as our best estimate of future revenue, operating costs, cash flows, expected long-term cash flow growth rates (terminal value growth rates), and risk adjusted discount rates. Under the market-based approach, we determine the fair value of a reporting unit by applying those multiples exhibited by comparable publicly traded companies and those multiples paid in acquisitions of peer company transactions to the financial results of the reporting units. We then compare the fair value estimates resulting from the income and market-based valuations to the sum of Griffon’s market capitalization and net debt position to assess the reasonableness of the implied control premium. We determine the fair value of indefinite-lived intangible assets by using the relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it.

For the fiscal year ended September 30, 2022, we performed a qualitative assessment of the HBP reporting unit and determined that indicators that the fair value was less than the carrying amount were not present. However, indicators of impairment were present for our CPP reporting units driven by a decrease in comparable company market multiples and an increase in interest rates and the related impact on weighted average cost of capital rates. As such, in connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, we performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach. The impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027. Further, we compared the estimated fair values of the CPP indefinite lived intangibles to their carrying amounts which resulted in a pre-tax, non-cash impairment charge of $175,000. A 100-basis point increase in the discount rate would have resulted in an additional impairment charge to our indefinite-lived intangible assets of $34,000.

We performed a qualitative assessment as of September 30, 2021, and 2020, as the estimated fair values of each reporting unit significantly exceeded the carrying amount based on our baseline quantitative assessment, which was performed as of March 31, 2020. Our qualitative assessment determined that indicators that the fair value of each reporting unit was less than the carrying amount were not present. We performed a qualitative assessment as of September 30, 2021, and 2020 considering all the above factors and determined that indefinite-lived intangibles fair values were greater than their book values.

Long-lived assets, such as customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. For the fiscal year ended September 30, 2022, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Australia, United Kingdom, Ireland, New Zealand and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP (PCAOB ID 248) are included herein:

▪Report of Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets at September 30, 2022 and 2021.
▪Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2022, 2021 and 2020.
▪Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020.
▪Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022, 2021 and 2020.
▪Notes to Consolidated Financial Statements.
▪Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Hunter Fan Company (“Hunter”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 31 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022. As indicated in Management’s Report, Hunter Fan Company was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Hunter Fan Company.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

As described further in notes 1 and 7 to the consolidated financial statements, the Company tests goodwill and indefinite-lived intangible assets at least annually at the reporting unit level. The Company performed its annual impairment testing of goodwill as of September 30, 2022, comparing the fair value of the Company’s reporting units to the respective reporting unit’s carrying value, including goodwill. For the Consumer Professional Products (“CPP”) and Hunter reporting units and associated indefinite-lived intangible assets, indicators of impairment were present, and as such, the Company performed a quantitative assessment. The fair value of CPP and Hunter were determined using a combination of the income and market-based valuation approach methodologies, which include the present value of expected future cash flows and the use of market assumptions specific to each reporting unit. The Company used prospective financial information to which discount rates were applied to calculate the fair value. Similarly to goodwill, the Company tested indefinite-lived intangibles for impairment as of September 30, 2022. The Company utilized a relief from royalty method to calculate and compare the fair value of the indefinite-lived intangible assets to their book value, which includes the use of market assumptions specific to each reporting unit. As a result of the impairment tests, the Company recorded goodwill and intangible asset impairment as of September 30, 2022. We identified the Company’s impairment testing of goodwill and indefinite-lived intangible assets for CPP and Hunter as a critical audit matter.

The principal considerations for our determination that the impairment testing is a critical audit matter are as follows: The determination of the fair value of reporting units and indefinite-lived intangibles require management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. Management also used a selection of comparable companies that correspond to each reporting unit to derive a market-based multiple. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting units and indefinite-lived assets. In turn, auditing these judgments and assumptions requires a high degree of auditor judgment.

Our audit procedures related to the quantitative impairment testing included the following: We tested the design and operating effectiveness of controls relating to the impairment testing, including the Company’s ability to develop the estimates utilized in calculating the fair value of the CPP and Hunter reporting units and indefinite-lived intangible assets. Such estimates included prospective financial information, long-term growth rates, discount rates and weighted average cost of capital. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation methodology utilized and assessed the appropriateness of inputs utilized. We evaluated the qualifications of those responsible for preparing the calculations of fair values. We tested the inputs, significant judgments and estimates utilized in performing the annual impairment test, which included comparing management’s judgments and estimates to industry and market data. We tested the inputs, significant judgments and estimates, as follows: a) tested prospective financial information and long-term growth rates by comparing to historical trends and industry expectations, performed a sensitivity analysis over growth rates and assessed management’s historical ability to accurately forecast; b) tested discount and royalty rates by comparing to historical rates and industry expectations, compared rates to market comparable companies, including comparable licensing agreements and independently calculated discount rates for comparison to those used by management; and c) tested weighted average cost of capital by analyzing the implied discount rate and independently calculated a weighted-average discount rate using individual discount rates and compared to the rate utilized by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

New York, New York
November 17 , 2022

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2022	At September 30, 2021
CURRENT ASSETS
Cash and equivalents	$120,184	$248,653
Accounts receivable, net of allowances of $12,137 and $8,787	361,653	294,804
Inventories	669,193	472,794
Prepaid and other current assets	62,453	76,009
Assets of discontinued operations held for sale	—	275,814
Assets of discontinued operations not held for sale	1,189	605
Total Current Assets	1,214,672	1,368,679
PROPERTY, PLANT AND EQUIPMENT, net	294,561	290,222
OPERATING LEASE RIGHT-OF-USE ASSETS	183,398	144,598
GOODWILL	335,790	426,148
INTANGIBLE ASSETS, net	761,914	350,025
OTHER ASSETS	21,553	21,589
ASSETS OF DISCONTINUED OPERATIONS	4,586	3,424
Total Assets	$2,816,474	$2,604,685
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,653	$12,486
Accounts payable	194,793	260,038
Accrued liabilities	171,797	144,928
Current portion of operating lease liabilities	31,680	29,881
Liabilities of discontinued operations held for sale	—	81,023
Liabilities of discontinued operations	12,656	3,280
Total Current Liabilities	423,579	531,636
LONG-TERM DEBT, net	1,560,998	1,033,197
LONG-TERM OPERATING LEASE LIABILITIES	159,414	119,315
OTHER LIABILITIES	190,651	109,585
LIABILITIES OF DISCONTINUED OPERATIONS	4,262	3,794
Total Liabilities	2,338,904	1,797,527
COMMITMENTS AND CONTINGENCIES - See Note 16
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 84,746 and 84,375, respectively.	21,187	21,094
Capital in excess of par value	627,982	602,181
Retained earnings	344,060	669,998
Treasury shares, at cost, 27,682 common shares and 27,762 common shares, respectively.	(420,116)	(416,850)
Accumulated other comprehensive loss	(82,738)	(45,977)
Deferred compensation	(12,805)	(23,288)
Total Shareholders’ Equity	477,570	807,158
Total Liabilities and Shareholders’ Equity	$2,816,474	$2,604,685
 The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2022	2021	2020
Revenue	$2,848,488	$2,270,626	$2,066,546
Cost of goods and services	1,911,602	1,629,513	1,482,552
Gross profit	936,886	641,113	583,994
Selling, general and administrative expenses	608,926	470,530	444,454
Goodwill and intangible asset impairments	517,027	—	—
Total operating expenses	1,125,953	470,530	444,454
Income (loss) from continuing operations	(189,067)	170,583	139,540
Other income (expense)
Interest expense	(84,379)	(63,175)	(66,544)
Interest income	215	440	749
Debt extinguishment, net	(4,529)	—	(7,925)
Other, net	6,881	2,107	1,661
Total other income (expense)	(81,812)	(60,628)	(72,059)
Income (loss) before taxes from continuing operations	(270,879)	109,955	67,481
Provision for income taxes	16,836	39,653	26,037
Income (loss) from continuing operations	(287,715)	70,302	41,444
Discontinued operations:
Income before tax from discontinued operations	116,345	10,121	15,276
Provision for income taxes	20,188	1,212	3,291
Income from discontinued operations	96,157	8,909	11,985
Net income (loss)	$(191,558)	$79,211	$53,429
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(5.57)	$1.38	$0.97
Income (loss) from discontinued operations	1.86	0.18	0.28
Basic earnings (loss) per common share	$(3.71)	$1.56	$1.25
Weighted-average shares outstanding	51,672	50,830	42,588
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(5.57)	$1.32	$0.92
Income (loss) from discontinued operations	1.86	0.17	0.27
Diluted earnings (loss) per common share	$(3.71)	$1.48	$1.19
Weighted-average shares outstanding	51,672	53,369	45,015

Net income (loss)	$(191,558)	$79,211	$53,429
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(37,920)	6,433	5,601
Pension and other post retirement plans	1,503	17,796	(11,784)
Gain (loss) on cash flow hedge	(344)	1,886	7
Total other comprehensive income (loss), net of taxes	(36,761)	26,115	(6,176)
Comprehensive income (loss)	$(228,319)	$105,326	$47,253

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$(191,558)	$79,211	$53,429
Net income from discontinued operations	(96,157)	(8,909)	(11,985)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	64,658	52,302	52,100
Fair value write-up of acquired inventory sold	5,401	—	—
Stock-based compensation	33,135	20,088	17,580
Goodwill and intangible asset impairments	517,027	—	—
Asset impairment charges - restructuring	4,831	6,655	4,692
Provision for losses on accounts receivable	1,416	501	1,332
Amortization of deferred financing costs and debt discounts	3,775	2,640	3,661
Debt extinguishment, net	4,529	—	7,925
Deferred income tax	(56,706)	13,763	2,122
(Gain)/ loss on sale/disposal of assets and investments	(469)	231	(287)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(20,662)	(7,002)	(72,463)
Increase in inventories	(106,753)	(154,515)	23,262
Increase in prepaid and other assets	(20,005)	(9,598)	(15,878)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(96,372)	72,773	40,381
Other changes, net	13,150	1,668	1,017
Net cash provided by operating activities - continuing operations	59,240	69,808	106,888
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(42,488)	(36,951)	(41,168)
Acquired business, net of cash acquired	(851,464)	(2,242)	(10,531)
Proceeds (payments) from investments	14,923	(17,211)	(130)
Proceeds from sale of business	295,712	—	—
Proceeds from sale of property, plant and equipment	90	237	352
Net cash used in investing activities - continuing operations	(583,227)	(56,167)	(51,477)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Proceeds from issuance of common stock	—	—	178,165
Dividends paid	(126,677)	(17,139)	(14,529)
Purchase of shares for treasury	(10,886)	(3,357)	(7,479)
Proceeds from long-term debt	1,058,909	20,912	1,240,080
Payments of long-term debt	(511,194)	(27,833)	(1,308,915)
Financing costs	(17,065)	(571)	(17,384)
Contingent consideration for acquired businesses	—	—	(1,733)
Other, net	258	(257)	(15)
Net cash provided by (used) in financing activities - continuing operations	393,345	(28,245)	68,190

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	10,198	41,961	27,121
Net cash provided by (used in) investing activities	(2,627)	6,751	(7,387)
Net cash provided by discontinued operations	7,571	48,712	19,734
Effect of exchange rate changes on cash and equivalents	(5,398)	(3,544)	2,377
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(128,469)	30,564	145,712
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	248,653	218,089	72,377
CASH AND EQUIVALENTS AT END OF PERIOD	$120,184	$248,653	$218,089
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$78,274	$60,781	$63,139
Cash paid for taxes	80,264	41,216	21,016

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE				SHARES	COST
Balance at 9/30/2019	82,775	$20,694		$519,017	$568,516	35,969	$(536,308)	$(65,916)	$(28,240)	$477,763
Net income	—	—		—	53,429	—	—	—	—	53,429
Dividends	—	—		—	(14,427)	—	—	—	—	(14,427)
Shares withheld on employee taxes on vested equity awards	—	—		—	—	341	(7,479)	—	—	(7,479)
Amortization of deferred compensation	—	—		—	—	—	—	—	2,515	2,515
Common stock issued, net of issuance costs	—	—		46,900	—	(8,700)	130,294	—	—	177,194
Equity awards granted, net	964	241		(241)	—	—	—	—	—	—
ESOP allocation of common stock	—	—		1,985	—	—	—	—	—	1,985
Stock-based compensation	—	—		14,702	—	—	—	—	—	14,702
Stock-based consideration	—	—		645	—	—	—	—	—	645
Other comprehensive loss, net of tax	—	—		—	—	—	—	(6,176)	—	(6,176)
Balance at 9/30/2020	83,739	$20,935		$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—		—	79,211	—	—	—	—	79,211
Dividends	—	—		—	(16,731)	—	—	—	—	(16,731)
Shares withheld on employee taxes on vested equity awards	—	—		—	—	152	(3,357)	—	—	(3,357)
Amortization of deferred compensation	—	—		—	—	—	—	—	2,437	2,437
Equity awards granted, net	636	159		(159)	—	—	—	—	—	—
ESOP allocation of common stock	—	—		2,922	—	—	—	—	—	2,922
Stock-based compensation	—	—		16,410	—	—	—	—	—	16,410
Other comprehensive income, net of tax	—	—		—	—	—	—	26,115	—	26,115
Balance at 9/30/2021	84,375	$21,094	—	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income (loss)	—	—	—	(191,558)	—	—	—	—	(191,558)
Dividends	—	—	—	(134,380)	—	—	—	—	(134,380)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,483	10,483
Equity awards granted, net	371	93	(7,713)	—	(502)	7,620	—	—	—
ESOP allocation of common stock	—	—	15,729	—	—	—	—	—	15,729
Stock-based compensation	—	—	17,785	—	—	—	—	—	17,785
Other comprehensive income, net of tax	—	—	—	—	—	—	(36,761)	—	(36,761)
Balance at 9/30/2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570

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

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. This process is active and discussions with potential counterparties are ongoing with respect to a number of these options. The Committee on Strategic Considerations, a committee comprised of independent directors who serve on Griffon's Board, is overseeing the process and working with Griffon's management and Goldman Sachs & Co, LLC. the Company's financial advisor. There is no assurance that the process will result in any transaction being entered into or consummated.

On December 17, 2021, Griffon entered into a definitive agreement to acquire Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000 and completed the acquisition on January 24, 2022. The acquisition of Hunter was financed primarily with a new $800,000 seven year Term Loan B facility; a combination of cash on hand and revolver borrowings was used to fund the balance of the purchase price and related acquisition and debt expenditures.

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000, excluding customary post-closing adjustments, primarily related to working capital. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. All references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects.

In August 2020 Griffon Corporation completed the public offering of 8,700,000 shares of our common stock for total net proceeds of $178,165 (the "Public Offering"). The Company used a portion of the net proceeds to repay outstanding borrowings under its Credit Agreement. The Company used the remainder of the proceeds for working capital and general corporate purposes.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and an accelerated timeline for the initiative, which was completed in fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.
This initiative included three key development areas. First, certain AMES U.S. and global operations were consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion were made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems were unified into a single data and analytics platform, which will serve the whole AMES global enterprise.

The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities. Total cumulative charges of $51,869 consisted of cash charges totaling $35,691 and non-cash, asset-related charges totaling $16,178; the cash charges included $12,934 for one-time termination benefits and other personnel-related costs and $22,757 for facility exit costs.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The health and safety of our employees, our customers and their families is always a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. When COVID-19 struck, we implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. While many of these precautions have been relaxed or eliminated as the health risk of COVID-19 has decreased, we would not hesitate to reinstitute and/or modify these policies and procedures as necessary should the health risk return to an unacceptable level. In such event, our suppliers could be required by government authorities to temporarily cease operations; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses to mitigate the impacts of COVID-19; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us. While we are unable to determine or predict the nature, duration or scope of the overall impact COVID-19 will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how we have responded (and will continue to respond) to COVID 19 and how our operations and financial condition may change as COVID-19 evolves. See information provided in Part 1, Item 1A, “Risk Factors” in this Form 10-K

Griffon currently conducts its operations through two reportable segments:

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

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands.

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

Discontinued operations

For the years ended September 30, 2022, 2021 and 2020, discontinued operations includes the Telephonics business, and the assets and liabilities of discontinued installations business and other discontinued activities which have been segregated from Griffon's continuing operations primarily related to insurance claims, product liability, warranty and environmental reserves. See Note 8, Discontinued Operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $54,200 and $65,000 at September 30, 2022 and 2021, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2028 Senior Notes approximated $833,433, on September 30, 2022. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,447 at September 30, 2022 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2022 and 2021, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $62 ($83 cost basis) and $16,044 ($15,050 cost basis), respectively, were included in Prepaid and other current assets on the Consolidated Balance Sheets.

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD as discussed below.

At September 30, 2022 and 2021, Griffon had $25,000 and $20,000 of Australian dollar contracts at a weighted average rate of $1.42 and $1.27, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. Accumulated Other Comprehensive Income (AOCI) included deferred gains of $2,017 ($1,412, net of tax) and deferred gains of $1,710 ($1,197, net of tax) at September 30, 2022 and 2021, respectively. Upon settlement gains/(losses) of $5,477 and $(2,204) were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during 2022 and 2021, respectively. All contracts expire in 30 to 90 days.

At September 30, 2022, Griffon had $74,250 of Chinese Yuan contracts at a weighted average rate of $6.79, which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred losses of $3,179 ($2,320, net of tax) at September 30, 2022. Upon settlement, losses of $736 were recorded in COGS during 2022. All contracts expire in 11 to 396 days.

At September 30, 2022 and 2021, Griffon had $6,300 and $4,600, respectively, of Canadian dollar contracts at a weighted average rate of $1.28 and $1.26, respectively. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains of $427 and $38 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2022 and 2021, respectively. Realized gains (losses) of $247 and $(381) were recorded in Other income during 2022 and 2021, respectively. All contracts expire in 3 to 390 days.

Pension plan assets with a fair value of $144,091 at September 30, 2022, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

The Company accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the goodwill impairment test

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition in each instance.

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates during the applicable fiscal year. Adjustments resulting from currency translation are recorded in AOCI as cumulative translation adjustments. The Company recognized cumulative translation losses of $37,920 during 2022 and gains of $6,433 during 2021. As of September 30, 2022 and 2021, the cumulative foreign currency translation recorded in AOCI was a loss of $57,170 and $19,250, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income as a component of Other income (expense).

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

Refer to Note 2 - Revenue for more detail.

Accounts receivable, expected loss allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, Home Depot was 17%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2022 and 2021 were $69,656 and $49,833, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or net realizable value, include material, labor and manufacturing overhead costs.

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

Long-Lived Assets, Including Intangible Assets

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

Depreciation expense, which includes amortization of assets under capital leases, was $46,443, $42,741 and $42,614 in 2022, 2021 and 2020, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $16,683, $14,362 and $13,944 in 2022, 2021 and 2020, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $1,739, $1,592 and $2,098 for the years ended September 30, 2022, 2021 and 2020, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2022 was approximately $274,783.

Long-lived assets, including customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. For the fiscal year ended September 30, 2022, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups.

Goodwill and indefinite-lived intangibles

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test, the assessment is based on both an income-based and market-based valuation approach. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

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

For the fiscal year ended September 30, 2022, we performed a qualitative assessment of the HBP reporting unit and determined that indicators that the fair value was less than the carrying amount were not present. However, indicators of impairment were present for our CPP reporting units driven by a decrease in comparable company market multiples and an increase in interest rates and the related impact on weighted average cost of capital rates. As such, in connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, we performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach. The impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027. Further, we compared the estimated fair values of the CPP indefinite lived intangibles to their carrying values which resulted in a pre-tax, non-cash impairment charge of $175,000.

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

There were no indicators of impairment during the three years ending September 30, 2022.

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

Research and development costs, shipping and handling costs and advertising costs

Research and development costs are charged to SG&A expense as incurred and amounted to approximately $16,000 in 2022, $7,000 in 2021 and $8,000 in 2020.

Total shipping and handling costs were $130,830 in 2022, $113,700 in 2021 and $100,135 in 2020, of which $69,000 in 2022, $58,100 in 2021 and $54,500 in 2020 were included in SG&A. Advertising costs, which are expensed as incurred in SG&A, was $22,000 in 2022, $19,000 in 2021 and $18,000 in 2020.

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

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $4,256, $907 and $1,559 during 2022, 2021, and 2020 respectively.

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

In August 2018, the FASB issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and was effective for the Company in our fiscal year beginning October 1, 2021. Adoption of this standard did not have a material impact on our consolidated financial statements and the related disclosures.

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

NOTE 3 — ACQUISITIONS

Griffon continually evaluates potential acquisitions that either strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Griffon has completed a number of acquisitions that have been accounted for as business combinations, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition and have resulted in the recognition of goodwill. The operating results of the business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition.

On December 17, 2021, Griffon entered into a definitive agreement to acquire Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean for a contractual purchase price of $845,000 and completed the acquisition on January 24, 2022. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. Since the date of acquisition through September 30, 2022, Hunter's revenue and Segment Adjusted EBITDA was $246,474 and $43,579, respectively. The goodwill recognized was $258,536, which was assigned to the CPP segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the first quarter of fiscal 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

	Proforma For the Year Ended September 30, (unaudited)
	2022	2021
Revenue	$2,938,998	$2,624,378
Income (loss) from continuing operations	(288,062)	77,804

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The calculation of the preliminary purchase price allocation is as follows:

Accounts receivable (1)	$64,602
Inventories(2)	110,299
Other current assets	7,940
Property, plant and equipment	15,007
Operating lease right-of-use assets	12,447
Goodwill	258,536
Intangible assets	616,000
Total assets acquired	$1,084,831

Accounts payable and accrued liabilities	69,789
Current portion of operating lease liabilities	3,323
Deferred tax liability(3)	147,294
Long-term operating lease liabilities	9,123
Other long-term liabilities	3,848
Total liabilities assumed	233,377
Total net assets acquired	$851,454
(1) Includes $67,201 of gross accounts receivable of which $2,599 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $113,287 of gross inventory of which $2,988 was reserved for obsolete items.
(3) Deferred tax liability recorded on intangibles assets.

The amounts assigned to goodwill and major intangible asset classifications for the Hunter acquisition are as follows:

		Average Life (Years)
Goodwill	$258,536	N/A
Indefinite-lived intangibles (Hunter and Casablanca brands)	356,000	N/A
Definite-lived intangibles (Customer relationships)	260,000	20
Total goodwill and intangible assets	$874,536

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

On November 29, 2019, AMES acquired 100% of the outstanding stock of Vatre Group Limited ("Apta"), a leading United Kingdom supplier of innovative garden pottery and associated products sold to leading UK and Ireland garden centers for approximately $10,500 (GBP 8,750), inclusive of a post-closing working capital adjustment, net of cash acquired. This acquisition broadens AMES' product offerings in the U.K. market and increases its in-country operational footprint. The purchase price was finalized and goodwill of GBP 3,449 and acquired intangible assets of GBP 3,454, was assigned to the CPP segment and is deductible for tax purposes. The purchase price was also allocated to inventory of GBP 2,914, accounts receivable and other assets of GBP 2,492 and accounts payable and other accrued liabilities of GBP 3,765,

During the year ended September 30, 2022, SG&A included acquisition costs of $9,303. During the year ended September 30, 2021, acquisition related costs were de minimis. During the year ended September 30, 2020, SG&A included acquisition costs of $2,960.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2022	At September 30, 2021
Raw materials and supplies	$173,520	$133,684
Work in process	50,963	48,531
Finished goods	444,710	290,579
Total	$669,193	$472,794

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2022	At September 30, 2021
Land, building and building improvements	$159,693	$155,574
Machinery and equipment	511,779	520,110
Leasehold improvements	35,489	39,912
	706,961	715,596
Accumulated depreciation and amortization	(412,400)	(425,374)
Total	$294,561	$290,222
Except as described in Note 10, Restructuring Charges, no impairment occurred during the year ended September 30, 2022 .

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2020	$8,178
Provision for expected credit losses	795
Amounts written off charged against the allowance	(393)
Other, primarily foreign currency translation	207
Ending Balance, September 30, 2021	$8,787
Allowance for credit losses acquired	2,598
Provision for expected credit losses	1,172
Amounts written off charged against the allowance	(251)
Other, primarily foreign currency translation	(169)
Ending Balance, September 30, 2022	$12,137

NOTE 7 — GOODWILL AND INTANGIBLES

For the fiscal year ended September 30, 2022, we performed a qualitative assessment of the HBP reporting unit and determined that indicators that the fair value was less than the carrying amount were not present. However, indicators of impairment were present for our CPP reporting units driven by a decrease in comparable company market multiples and an increase in interest rates and the related impact on weighted average cost of capital rates. As such, in connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, we performed a quantitative assessment of the CPP reporting units using both an income based and market-based valuation approach. The impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027 to the CPP reporting units.

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2022:

	At September 30, 2020	Goodwill from acquisitions (a)	Foreign currency translation adjustments	At September 30, 2021	Goodwill from acquisitions (a)	Accumulated Impairment Charges	Foreign currency translation adjustments	At September 30, 2022
Consumer and Professional Products	$232,845	$784	$1,266	$234,895	$258,536	$(342,027)	$(6,867)	$144,537
Home and Building Products	191,253	—	—	191,253	—	—	—	191,253
Total	$424,098	$784	$1,266	$426,148	$258,536	$(342,027)	$(6,867)	$335,790
(a) The increase in the CPP segment was due to the acquisitions of Hunter in 2022 and Quatro in 2021.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

In connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, indicators of impairment were present for our CPP indefinite-lived intangible assets. As such, we determined the fair values of the indefinite-lived intangible assets by using the relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We compared the estimated fair values to their carrying amounts. The impairment tests resulted in a pre-tax, non-cash impairment charge of $175,000 to the gross carrying amount of our Trademarks. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2022			At September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$442,085	$91,143	23	$187,732	$75,794
Unpatented technology	14,326	3,022	13	13,429	2,439
Total amortizable intangible assets	456,411	94,165		201,161	78,233
Trademarks	399,668	—		227,097	—
Total intangible assets	$856,079	$94,165		$428,258	$78,233

The gross carrying amount of intangible assets was impacted by $14,234 related to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $18,215, $9,561 and $9,486 in 2022, 2021 and 2020, respectively. The increase in amortization expense in 2022 compared to the prior year was related to Intangible assets acquired in connection with the Hunter acquisition. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2023 - $21,785; 2024 - $21,305; 2025 - $21,305; 2026 - $21,305 and 2027 - $21,305; thereafter - $255,241.

NOTE 8 — DISCONTINUED OPERATIONS

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its DE segment, which consisted of its Telephonics subsidiary. On June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000 in cash, excluding customary post-closing adjustments, primarily related to working capital. In connection with the sale of Telephonics, the Company recorded a gain of $107,517 ($89,241, net of tax) for the year ended September 30, 2022. The gain and related tax for the sale of Telephonics is preliminary and is subject to finalization.

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

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as discontinued operations:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Year Ended September 30,
	2022	2021	2020
Revenue	$161,061	$271,060	$340,976
Cost of goods and services	125,208	232,075	285,022
Gross profit	35,853	38,985	55,954
Selling, general and administrative expenses	26,423	35,532	42,314
Income from discontinued operations	9,430	3,453	13,640
Other income (expense)
Gain on sale of business	107,517	5,291	—
Interest income, net	2	117	4
Other, net	(604)	1,260	1,632
Total other income (expense)	106,915	6,668	1,636
Income from discontinued operations before tax	$116,345	$10,121	$15,276
Provision for income taxes	20,188	1212	3,291
Income from discontinued operations	96,157	8,909	11,985

Depreciation and amortization was excluded from the current year results since DE was classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization for fiscal 2022 would have been approximately $7,442 through the date of disposition on June 27, 2022.

As noted above, the Company completed the sale of Telephonics on June 27, 2022. The following amounts related to Telephonics were classified as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of September 30, 2021:

At September 30,
2021
CURRENT ASSETS
Accounts receivable, net	42,020
Contract assets, net of progress payments	72,983
Inventories	83,970
Prepaid and other current assets	4,409
PROPERTY, PLANT AND EQUIPMENT, net	45,371
OPERATING LEASE RIGHT-OF-USE ASSETS	1,167
GOODWILL	17,734
INTANGIBLE ASSETS, net	131
OTHER ASSETS	5,629
Total Assets Held for Sale	$273,414
CURRENT LIABILITIES
Accounts payable	60,486
Accrued liabilities	15,153
Current portion of operating lease liabilities	287
LONG-TERM OPERATING LEASE LIABILITIES	867
OTHER LIABILITIES	3,955
Total Liabilities Held for Sale	$80,748

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At September 30, 2022	At September 30, 2021
Assets of discontinued operations:
Prepaid and other current assets	$1,189	$605
Other long-term assets	4,586	3,424
Total assets of discontinued operations	$5,775	$4,029

Liabilities of discontinued operations:
Accrued liabilities, current	$12,656	$3,280
Other long-term liabilities	4,262	3,794
Total liabilities of discontinued operations	$16,918	$7,074

Accrued liabilities as of September 30, 2022 includes the Company's obligation of $8,846 in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses.

At September 30, 2022 and 2021, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $10,049 and $7,074, respectively. The increase in assets and liabilities for Installations Services and other discontinued operations was primarily associated with insurance claims receivable and payable.

Except for revenue from the Telephonics business, as noted above, there was no reported revenue in 2022, 2021 and 2020 for Installations Services and other discontinued operations.

NOTE 9 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2022	At September 30, 2021
Compensation	$77,823	$72,982
Interest	6,798	4,156
Warranties and rebates	18,965	11,529
Insurance	10,533	10,390
Rent, utilities and freight	7,571	10,333
Income and other taxes	22,570	11,091
Marketing and advertising	6,682	4,665
Restructuring	650	682
Other	20,205	19,100
Total	$171,797	$144,928

NOTE 10 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP was broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and an accelerated timeline for the initiative, which was completed in fiscal 2022. These changes reflect the rapid progress made with the initiative, and reduced investment in facilities expansion and equipment given recent significant increases in construction and

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

equipment costs. Any remaining expenditures, after the end of fiscal 2022, including those related to the deployment of AMES' global information systems, will be included in the continuing operations of the business. Future investments in equipment, particularly for automation, will be part of normal-course annual capital expenditures.

This initiative included three key development areas. First, certain AMES U.S. and global operations were consolidated to optimize facilities footprint and talent. Second, strategic investments in automation and facilities expansion were made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth. Third, multiple independent information systems were unified into a single data and analytics platform, which will serve the whole AMES global enterprise.
The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities. Total cumulative charges of $51,869 consisted of cash charges totaling $35,691 and non-cash, asset-related charges totaling $16,178; the cash charges included $12,934 for one-time termination benefits and other personnel-related costs and $22,757 for facility exit costs. As a result of these transactions, headcount was reduced by approximately 420.

In the year ended September 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $16,782. Cash charges totaled $11,951 and non-cash, asset-related charges totaled $4,831; the cash charges included $4,124 for one-time termination benefits and other personnel related costs and $7,827 for facility exit costs. Non-cash charges included a $3,805 of inventory that have no recoverable value and $1,026 primarily related to disposal of fixed assets at several manufacturing locations.

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
A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations were as follows:

	For the Year Ended September 30,
	2022	2021	2020
Cost of goods and services	$7,964	$7,923	$4,159
Selling, general and administrative expenses	8,818	13,495	9,510
Total restructuring charges	$16,782	$21,418	$13,669

	For the Year Ended September 30,
	2022	2021	2020
Personnel related costs	$4,124	$3,190	$5,620
Facilities, exit costs and other	7,827	11,573	3,357
Non-cash facility and other	4,831	6,655	4,692
Total	$16,782	$21,418	$13,669

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2019	$—	$—	$—	$—
Charges	5,620	3,357	4,692	13,669
Payments	(5,039)	(3,093)	—	(8,132)
Non-cash charges (1)	—	$—	(4,692)	(4,692)
Accrued liability at September 30, 2020	$581	$264	$—	$845
Charges	3,190	11,573	6,655	21,418
Payments	(3,353)	(11,573)	—	(14,926)
Non-cash charges (1)	—		(6,655)	(6,655)
Accrued liability at September 30, 2021	$418	$264	$—	$682
Charges	4,124	7,827	4,831	16,782
Payments	(4,156)	(7,827)	—	(11,983)
Non-cash charges (1)	—		(4,831)	(4,831)
Accrued liability at September 30, 2022	$386	$264	$—	$650
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets and inventory that has no recoverable value in connection with certain facility closures.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2022	2021
Balance, beginning of period	$7,818	$6,268
Warranties issued and changes in estimated pre-existing warranties	19,028	15,560
Actual warranty costs incurred	(16,413)	(14,010)
Other warranty liabilities assumed from acquisitions	$6,353	$—
Balance, end of period	$16,786	$7,818

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 — LONG-TERM DEBT

Debt at September 30, 2022 and 2021 consisted of the following:

		At September 30, 2022
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior Notes due 2028	(a)	$974,775	$266	$(10,939)	$964,102	5.75%
Term Loan B due 2029	(b)	496,000	(1,144)	(8,823)	486,033	Variable
Revolver due 2025	(b)	97,328	—	(1,227)	96,101	Variable
Finance lease - real estate	(c)	13,091	—	—	13,091	Variable
Non U.S. lines of credit	(d)	—	—	(2)	(2)	Variable
Non U.S. term and mortgage loans	(d)	12,090	—	(27)	12,063	Variable
Other long term debt	(e)	2,276	—	(13)	2,263	Variable
Totals		1,595,560	(878)	(21,031)	1,573,651
less: Current portion		(12,653)	—	—	(12,653)
Long-term debt		$1,582,907	$(878)	$(21,031)	$1,560,998

		At September 30, 2021
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$1,000,000	$315	$(13,293)	$987,022	5.75%
Revolver due 2025	(b)	13,483	—	(1,718)	11,765	Variable
Finance lease - real estate	(c)	14,594	—	(4)	14,590	Variable
Non U.S. lines of credit	(d)	3,012	—	(17)	2,995	Variable
Non U.S. term and mortgage loans	(d)	25,684	—	(91)	25,593	Variable
Other long term debt	(e)	3,733	—	(15)	3,718	Variable
Totals		1,060,506	315	(15,138)	1,045,683
less: Current portion		(12,486)	—	—	(12,486)
Long-term debt		$1,048,020	$315	$(15,138)	$1,033,197

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for 2022, 2021 and 2020.

		Year Ended September 30, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,105	$(48)	$2,056	$59,113
Term Loan B due 2029	(b)	Variable	18,116	135	1,068	19,319
Revolver due 2025	(b)	Variable	3,762	—	491	4,253
Finance lease - real estate	(c)	5.60%	759	—	4	763
Non U.S. lines of credit	(d)	Variable	17	—	15	32
Non U.S. term and mortgage loans	(d)	Variable	610	—	53	663
Other long term debt	(e)	Variable	544	—	1	545
Capitalized interest			(309)	—	—	(309)
Totals			$80,604	$87	$3,688	$84,379

		Year Ended September 30, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,500	$(48)	$2,084	$59,536
Revolver due 2025	(b)	Variable	1,078	—	491	1,569
Finance lease - real estate	(c)	5.65%	875	—	25	900
Non U.S. lines of credit	(d)	Variable	15	—	15	30
Non U.S. term and mortgage loans	(d)	Variable	655	—	71	726
Other long term debt	(e)	Variable	443	—	2	445
Capitalized interest			(31)	—	—	(31)
Totals			$60,535	$(48)	$2,688	$63,175

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2020
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.90%	$32,511	$—	$1,072	$33,583
Senior notes due 2022	(a)	5.67%	$22,816	122	$1,735	$24,673
Revolver due 2025	(b)	Variable	5,866	—	635	6,501
Finance lease - real estate	(c)	4.45%	386	—	25	411
Non U.S. lines of credit	(d)	Variable	12	—	15	27
Non U.S. term and mortgage loans	(d)	Variable	975	—	55	1,030
Other long term debt	(e)	Variable	445	—	2	447
Capitalized interest			(128)	—	—	(128)
Totals			$62,883	$122	$3,539	$66,544

Minimum payments under debt agreements for the next five years are as follows: $12,653 in 2023, $12,267 in 2024, $109,522 in 2025, $12,261 in 2026, $12,324 in 2027 and $1,436,533 thereafter.

(a)During 2020, Griffon issued, at par $1,000,000 of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem the $1,000,000 of 5.25% Senior Notes due 2022 (the "2022 Senior Notes"). In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which will amortize over the term of such notes. Additionally, during 2020 Griffon recognized a $7,925 loss on the early extinguishment of debt of the 2022 Senior Notes, comprised primarily of the write-off of $6,725 of remaining deferred financing fees, $607 of tender offer net premium expense and $593 of redemption interest expense. Furthermore, all of the obligations associated with the 2022 Senior Notes were discharged.

During the year ended September 30, 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2022, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $833,433 on September 30, 2022 based upon quoted market prices (level 1 inputs). At September 30, 2022, $10,939 of underwriting fees and other expenses incurred remained to be amortized.

(b)    On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B contains a SOFR floor of 0.50% and a current spread of 2.50%. Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds, the first of which was achieved during the year ended September 30, 2022. The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, which began with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During the year ended September 30, 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge on the prepayment of debt, $5,575 related to the write-off of underwriting fees and other expenses and $721 of the

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

original issue discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $476,160 on September 30, 2022 based upon quoted market prices (level 1 inputs). At September 30, 2022, $8,823 of underwriting fees and other expenses incurred, remained to be amortized.

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

In addition, on December 9, 2021, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Current margins are 0.50% for base rate loans, 1.50% for SOFR loans and 1.50% for SONIA loans. The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2022, under the Credit Agreement, there were $97,328 in outstanding borrowings; outstanding standby letters of credit were $12,287; and $290,385 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At September 30, 2022, $13,091 was outstanding. During the year ended September 30, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.

(d)    In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($10,956 as of September 30, 2022) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (4.44% LIBOR USD and 4.76% Bankers Acceptance Rate CDN as of September 30, 2022). In October 2022 the revolving facility was amended and matures in October 2024 and is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. As of September 30, 2022, there were no borrowings under this revolving credit facility with CAD 15,000 ($10,956 as of September 30, 2022) available for borrowing.

In March 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023 and is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (3.96% at September 30, 2022). At September 30, 2022, there was no balance outstanding under the receivable purchase facility with AUD $15,000 ($9,722 as of September 30, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The term loan and mortgage loan each accrue interest at the SONIA Rate plus 1.80% (3.99% as of September 30, 2022). The revolver accrues interest at the Bank of England Base Rate plus 3.25% (5.50% as of September 30, 2022). The revolver matures in July 2023, and is renewable upon mutual agreement with the lender. As of September 30, 2022, the revolver had no outstanding balance, and the term and mortgage loan balances were GBP 11,060 ($12,090 as of September 30, 2022). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. The mortgage loan is secured by the underlying property. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(e) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.
At September 30, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $11,080 in 2022, $8,576 in 2021 and $6,855 in 2020.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,796 and $1,678 as of September 30, 2022 and 2021. The accumulated other comprehensive income (loss) for these plans was $399 and ($118) as of September 30, 2022 and 2021, respectively, and the 2022 and 2021 benefit expense was $47 and $35, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees which provide benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of two qualified defined benefit plan and uses the services of an investment manager to manage the plans' assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2022 and 2021. The fair value of various other investments was determined by the plans' trustees using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

The Clopay AMES Pension Plan, the Hunter Fan Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $4,256, $907 and $1,559 during 2022, 2021, and 2020 respectively.

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

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2022	2021	2020	2022	2021	2020
Net periodic (benefits) costs:
Interest cost	$3,448	$2,816	$4,267	$172	$162	$335
Expected return on plan assets	(11,255)	(10,177)	(10,343)	—	—	—
Amortization of:
Prior service costs	—	—	—	—	—	14
Actuarial loss	2,818	5,776	3,769	561	516	399
Total net periodic (benefits) costs	$(4,989)	$(1,585)	$(2,307)	$733	$678	$748

The tax benefits in 2022, 2021 and 2020 for the amortization of pension costs in Other comprehensive income (loss) were $280, $270 and $878, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2022	2021	2020	2022	2021	2020
Discount rate	2.63%	2.30%	2.92%	1.94%	1.69%	2.64%
Expected return on assets	6.72%	6.75%	7.00%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$170,505	$183,003	$14,775	$16,070
Business acquisition	21,839	—	—	—
Interest cost	3,448	2,816	172	162
Benefits paid	(11,281)	(10,743)	(1,927)	(1,936)
Actuarial (gain) loss	(35,490)	(4,571)	(1,098)	479
Benefit obligation at end of fiscal year	149,021	170,505	11,922	14,775
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	160,523	147,145	—	—
Business acquisition	22,288	—	—	—
Actual return on plan assets	(27,439)	23,199	—	—
Company contributions	—	922	1,927	1,936
Benefits paid	(11,281)	(10,743)	(1,927)	(1,936)
Fair value of plan assets at end of fiscal year	144,091	160,523	—	—
Projected benefit obligation in excess of plan assets	$(4,930)	$(9,982)	$(11,922)	$(14,775)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(1,866)	$(1,884)
Other liabilities (long-term)	(4,930)	(9,982)	(10,056)	(12,891)
Total Liabilities	(4,930)	(9,982)	(11,922)	(14,775)
Net actuarial losses	32,176	38,296	6,003	7,662
Prior service cost	—	—	—	—
Deferred taxes	(6,757)	(8,042)	(1,261)	(1,609)
Total Accumulated other comprehensive loss, net of tax	25,419	30,254	4,742	6,053
Net amount recognized at September 30,	$20,489	$20,272	$(7,180)	$(8,722)
Accumulated benefit obligations	$149,021	$170,505	$11,922	$14,775
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$149,021	$170,505	$11,922	$14,775
PBO	149,021	170,505	11,922	14,775
Fair value of plan assets	144,091	160,523	—	—

Actuarial gains as of September 30, 2022 were primarily the result of the increase in the discount rate. Actuarial gains as of September 30, 2021 were primarily the result of the actual return on assets versus the expected return on assets. Actuarial gains also resulted from the increase in the discount rate and the change in the mortality assumption for valuing the Projected Benefit Obligation.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2022	2021	2022	2021
Weighted average discount rate	5.17%	2.58%	5.02%	1.94%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2023	$3,494	$1,866
2024	3,573	1,736
2025	3,646	1,601
2026	3,722	1,464
2027	3,770	1,325
2028 through 2031	18,990	4,600

During 2023, Griffon expects to contribute $300 to the Defined Benefit plan and $1,866 to Supplemental Benefits that will be funded from the general assets of Griffon.

The Clopay AMES Pension Plan and the Hunter Fan Pension Plan are covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the Clopay AMES Pension Plan and Hunter Fan Pension Plan as of January 1, 2022 was 105.0% and 129.2%, respectively. Since the plans were in excess of the 80% funding threshold there were no plan restrictions. There are no catch up contributions for either plan expected in 2023.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2022	2021	Target
Cash and equivalents	4.3%	1.2%	—%
Equity securities	41.1%	52.5%	63.0%
Fixed income	24.6%	26.9%	37.0%
Other	30.0%	19.4%	—%
Total	100.0%	100.0%	100.0%

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Fully benefit-responsive investment contracts - The Plan holds fully benefit-responsive investment contracts that are reported at contract value, which is the value of principal and interest under the terms of the annuity contract.

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$6,178	$—	$—	$6,178
Government agency securities	25,932	2,703	—	28,635
Debt instruments	1,326	3,604	—	4,930
Equity securities	59,190	—	—	59,190
Commingled funds	—	8,088	9,484	17,572
Limited partnerships and hedge fund investments	—	22,662	—	22,662
Other Securities	1,845	—	—	1,845
Subtotal	$94,471	$37,057	$9,484	$141,012
Accrued income and plan receivables				265
Fully benefit-responsive investment contract				2,814
Total				$144,091

At September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$1,867	$—	$—	$1,867
Government and agency securities	32,217	4,608	—	36,825
Debt instruments	1,063	2,706	—	3,769
Equity securities	84,129	—	—	84,129
Commingled funds	—	—	11,286	11,286
Limited partnerships and hedge fund investments	—	19,823	—	19,823
Other Securities	2,379	160	—	2,539
Subtotal	$121,655	$27,297	$11,286	$160,238
Accrued income and plan receivables				285
Total				$160,523

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table represents level 3 significant unobservable inputs for the years ended September 30, 2022 and 2021:

Significant Unobservable Inputs (Level 3)

As of October 1, 2021	$9,362
Gains and losses	1,924
As of September 30, 2021	11,286
Purchases, issuances and settlements	150
Gains and losses	(1,952)
As of September 30, 2022	$9,484

Griffon has an Employee Stock Ownership Plan ("ESOP") that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $295 for the plan year ended September 30, 2022), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $14,325 in 2022, $3,678 in 2021 and $2,878 in 2020. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2022 and 2021 based on the closing stock price of Griffon’s stock was $30,247 and $45,834, respectively. The ESOP shares were as follows:

	At September 30,
	2022	2021
Allocated shares	3,938,384	3,311,660
Unallocated shares	1,024,642	1,863,181
Total	4,963,026	5,174,841

NOTE 14 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2022	2021	2020
Domestic	$(247,004)	$55,835	$27,306
Non-U.S.	(23,875)	54,120	40,175
	$(270,879)	$109,955	$67,481

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2022	2021	2020
Current	$73,542	$25,890	$23,915
Deferred	(56,706)	13,763	2,122
Total	$16,836	$39,653	$26,037
U.S. Federal	$(5,178)	$14,305	$7,691
State and local	14,361	7,117	7,204
Non-U.S.	7,653	18,231	11,142
Total provision	$16,836	$39,653	$26,037

Differences between the effective income tax rate applied to Income (loss) before taxes from continuing operations and the U.S. Federal statutory income tax rate are presented in the table below. For the fiscal year ended September 30, 2022, the Company reported a pre-tax loss and income tax expense. As a result, unfavorable items to the US Federal statutory income tax rate are presented as negative amounts, while favorable items are presented as positive amounts.

	For the Years Ended September 30,
	2022	2021	2020
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	(5.3)%	4.8%	7.9%
Non-U.S. taxes - foreign permanent items and taxes	(1.5)%	3.1%	4.2%
Change in tax contingency reserves	(0.1)%	0.2%	0.2%
Impact of foreign rate change on deferred tax balances	—%	2.8%	—%
Tax Reform-Repatriation of Foreign Earnings and GILTI	0.2%	0.4%	0.3%
Change in valuation allowance	(1.7)%	0.4%	(2.6)%
Other non-deductible/non-taxable items, net	(0.4)%	0.4%	1.4%
Non-deductible officer's compensation	(1.9)%	4.0%	5.5%
Research and U.S. foreign tax credits	0.2%	(0.1)%	1.4%
Goodwill impairment	(17.1)%	—%	—%
Share based compensation	0.4%	(2.0)%	—%
Other	—%	1.1%	(0.7)%
Effective tax rate	(6.2)%	36.1%	38.6%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2022	2021
Deferred tax assets:
Bad debt reserves	$2,873	$2,066
Inventory reserves	5,005	11,298
Deferred compensation (equity compensation and defined benefit plans)	8,658	10,598
Compensation benefits	4,859	5,269
Insurance reserve	2,660	2,183
Warranty reserve	3,402	3,761
Lease liabilities	49,649	39,378
Net operating loss	20,528	10,706
Tax credits	5,933	7,198
Capital loss carryback	—	2,533
Other reserves and accruals	5,553	7,474
	109,120	102,464
Valuation allowance	(13,490)	(10,425)
Total deferred tax assets	95,630	92,039
Deferred tax liabilities:
Goodwill and intangibles	(25,484)	(46,585)
Property, plant and equipment	(158,074)	(53,817)
Right-of-use assets	(47,949)	(38,511)
Other	(1,224)	(1,232)
Total deferred tax liabilities	(232,731)	(140,145)
Net deferred tax liabilities	$(137,101)	$(48,106)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2022	2021
Other assets	$339	$323
Other liabilities	(139,417)	(49,289)
Liabilities of discontinued operations	1,977	860
Net deferred liability	$(137,101)	$(48,106)

In 2022, the net increase in the valuation allowance of $3,065 is the result of a determination that certain state and foreign net operating losses will not be realized, partially offset by tax rate changes impacting the value of the deferred tax assets and the reversal of a valuation allowance related to certain state credits for the Telephonics business, which was sold on June 27, 2022 . In 2021, the increase in the valuation allowance of $601 is primarily the result of foreign net operating losses and generation of state tax credits which will not be recognized, partially offset by the expiration of foreign tax credits during the year.

At both September 30, 2022 and 2021, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. As of September 30, 2022, we have approximately $178,233 of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. The Company continues to reinvest the undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion in the future. Outside basis differences were impractical to account for at this time and are currently considered as being permanent in duration.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2022, Griffon had $44,521 loss carryforwards for U.S. tax purposes and $8,798 for non-U.S. tax purposes. At September 30, 2021, Griffon had no loss carryforwards for U.S. tax purposes and $8,332 for non-U.S. tax purposes. The U.S loss carryforwards can be carried forward indefinitely but are subject to certain limitations on annual usage. The non-U.S. loss carryforwards expire in varying amounts beginning in 2027 to indefinite carryforward.

At September 30, 2022 and 2021, Griffon had state and local loss carryforwards of $192,134 and $139,894, respectively, which expire in varying amounts through 2041.

At September 30, 2022 and 2021, Griffon had federal tax credit carryforwards of $5,933 and $5,933, respectively, which expire in varying amounts through 2035.

At September 30, 2022 and 2021, Griffon had capital loss carryovers for U.S. tax purposes of $0 and $10,327, respectively, which expire in varying amounts through 2026. The losses were generated in September 30, 2021 and September 30, 2019 tax years. The carryovers are available for three-year carryback or five-year carryforward periods.

We believe it is more likely than not that the benefit from certain federal and state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2022 and 2021 of $13,490 and $10,425, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2017. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2014. Various U.S. state and statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2020	$4,180
Additions based on tax positions related to the current year	180
Additions based on tax positions related to prior years	24
Lapse of Statutes	(7)
Balance at September 30, 2021	$4,377
Additions based on tax positions related to the current year	172
Additions based on tax positions related to prior years(1)	2,298
Lapse of Statutes	(39)
Settlements	—
Balance at September 30, 2022	$6,808
(1) Relates to unrecognized tax benefits assumed with the acquisition of Hunter.

If recognized, the amount of potential unrecognized tax benefits that would impact Griffon’s effective tax rate is $3,536. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2022 and 2021, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $521 and $100, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

On August 16, 2022, the U.S. Government enacted the Inflation Reduction Act ("IRA") into law. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA.

NOTE 15 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2022, 2021 and 2020, the Company declared and paid, in quarterly increments, cash dividends totaling $0.36 per share, $0.32 per share and $0.30 per share, respectively. In addition, on June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022 to shareholders of record as of the close of business on July 8, 2022. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September, 30, 2022, accrued dividends were $9,514.

On November 16, 2022, the Board of Directors declared a cash dividend of $0.10 per share, payable on December 16, 2022 to shareholders of record as of the close of business on November 29, 2022.

On August 18, 2020, the Company sold 8,000,000 shares of our common stock at a price of $21.50 per share through a public equity offering, for a total net proceeds of $163,830, net of underwriting discounts, commissions and offering expenses. In addition, on August 21, 2020, pursuant to the exercise by the underwriters of their overallotment option, the underwriters purchased an additional 700,000 shares of common stock from the Company at a price of $21.50, resulting in additional net proceeds to the Company of $14,335. In total, the Company sold 8,700,000 shares of common stock at a price of $21.50 for a total net proceeds of $178,165. The Company used a portion of the net proceeds to temporarily repay outstanding borrowings under its Credit Agreement. The Company used the remainder of the proceeds for working capital and general corporate purposes.
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of September 30, 2022, 835,122 shares were available for grant.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table summarizes the Company’s compensation expense relating to all stock-based compensation plans:

	For the Years Ended September 30,
	2022	2021	2020
Restricted stock	$18,810	$16,410	$14,702
ESOP	14,325	3,678	2,878
Total stock based compensation	$33,135	$20,088	$17,580

A summary of restricted stock activity, inclusive of restricted stock units, for 2022 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2021	3,866,053	$15.32
Granted	1,004,755	21.35
Vested	(1,015,740)	25.46
Forfeited	(151,501)	17.63
Unvested at September 30, 2022	3,703,567	24.70

The fair value of restricted stock which vested during 2022, 2021, and 2020 was $25,863, $10,627 and $17,889, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $30,301 at September 30, 2022 and will be recognized over a weighted average vesting period of 2.0 years.

At September 30, 2022, a total of approximately 4,538,689 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2022, Griffon granted 946,371 shares of restricted stock and restricted stock units to its employees. This included 218,162 restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of 34 months with a total fair value of $6,285, or a weighted average fair value of $28.81 per share. Furthermore, this included 274,063 restricted stock awards granted to seventeen executives, with a vesting period of three years and a total fair value of $6,240, or a weighted average fair value of $22.77 per share. This also included 454,146 shares of restricted stock granted to two senior executives with a vesting period of thirty-four months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 113,538 to 454,146. The total fair value of these restricted shares using the Monte Carlo Simulation model is approximately $5,456, or a weighted average fair value of $24.03 per share. Additionally, Griffon granted 58,384 restricted shares to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,375, or a weighted average fair value of $23.55 per share. During the year ended September 30, 2022, 502,113 shares granted were issued out of treasury stock.

On November 16, 2022, Griffon granted 466,677 shares of restricted stock. This includes 261,381 shares of restricted stock granted to 44 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $8,785, or a weighted average fair value of $33.61 per share. In addition, Griffon also granted 205,296 shares of restricted stock granted to two senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 51,324 to a maximum of 205,296, with the target number of shares being 102,648. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $3,555, or a weighted average fair value of $34.63 per share.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2020, Griffon did not purchase shares of common stock under these repurchase programs. At September 30, 2022 an aggregate of $57,955 remains under Griffon's Board authorized repurchase authorizations.

During the year ended September 30, 2022, 421,860 shares, with a market value of $10,742, or $25.46 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2022, an additional 5,480 shares, with a market value of $144, or $26.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $255,661, $235,148 and $142,712 for the years ended September 30, 2022, 2021 and 2020, respectively. Aggregate future minimum purchase obligations at September 30, 2022 are $184,422 in 2022, $16,463 in 2023, $3,622 in 2024, $0 in 2025 and $0 in 2026.

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted lamp manufacturing and metal finishing operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. ISCP sold the Peekskill Site in November 1982.

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient of the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP wherein Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”).

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site. One of Griffon’s insurers is defending Lightron, ISCP and Griffon subject to a reservation of rights and is paying the costs of the RI/FS.

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES entered into an Order on Consent with the New York State Department of Environmental Conservation (“DEC”). While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, the Order required AMES to perform a remedial investigation of certain portions of the property and to recommend a remediation option. In 2011, remediation of chlorinated solvents in the groundwater was completed to the satisfaction of DEC. In June 2020, AMES completed the remediation required by the Record of Decision issued by DEC in 2019 and filed a Construction Completion Report, a Site Management Plan and an environmental easement with DEC. DEC has approved the Site Management Plan, which requires annual inspection of the site cover and groundwater monitoring every five years. AMES also has completed an investigation of certain areas adjacent to the site perimeter and a statistical analysis to determine the area, if any, required to be remediated. DEC has informed AMES that no further investigation or remediation is required. AMES has a number of defenses to liability in this matter, including its rights under a

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

previous Consent Judgment entered into between DEC and a predecessor of AMES relating to the site. AMES’ insurer has accepted AMES’ claim for a substantial portion of the costs incurred and to be incurred for both the on-site and off-site activities.

Memphis, TN site. Hunter Fan Company (“Hunter”) operated headquarters and a production plant in Memphis, TN for over 50 years (the “Memphis Site”). While Hunter completed certain on-site remediation of PCB-contaminated soils, Hunter did not investigate the extent to which PCBs existed beneath the building itself nor determine whether off-site areas had been impacted. Hunter vacated the site approximately twenty years ago, and the on-site buildings have now been demolished.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 17 – EARNINGS PER SHARE

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock-based compensation. In August 2020, Griffon Corporation completed the Public Offering of 8,700,000 shares of our common stock at a price of $21.50 per share. Total proceeds, net of fees, were $178,165.

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2022, 2021 and 2020:

	2022	2021	2020
Common shares outstanding	57,064	56,613	56,130
Unallocated ESOP shares	(1,025)	(1,863)	(2,058)
Non-vested restricted stock	(3,457)	(3,601)	(3,556)
Impact of weighted average shares	(910)	(319)	(7,928)
Weighted average shares outstanding - basic	51,672	50,830	42,588
Incremental shares from stock based compensation	—	2,539	2,427
Weighted average shares outstanding - diluted	51,672	53,369	45,015
Anti-dilutive restricted stock excluded from diluted EPS computation	2,294	—	—

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

•Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2022	2021	2020

Consumer and Professional Products	$1,341,606	$1,229,518	$1,139,233
Home and Building Products	1,506,882	1,041,108	927,313
Total revenue	$2,848,488	$2,270,626	$2,066,546

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (primarily corporate overhead), non-cash impairment charges, restructuring charges, debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment Adjusted EBITDA”).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment Adjusted EBITDA to Income (loss) before taxes from continuing operations:

	For the Years Ended September 30,
	2022	2021	2020
Segment Adjusted EBITDA:
Consumer and Professional Products	$99,308	$115,673	$104,053
Home and Building Products	412,738	181,015	153,631
Segment Adjusted EBITDA	512,046	296,688	257,684
Unallocated amounts, excluding depreciation	(53,888)	(50,278)	(49,487)
Adjusted EBITDA	458,158	246,410	208,197
Net interest expense	(84,164)	(62,735)	(65,795)
Depreciation and amortization	(64,658)	(52,302)	(52,100)
Goodwill and intangible impairments	(517,027)	—	—
Restructuring charges	(16,782)	(21,418)	(13,669)
Debt Extinguishment, net	(4,529)	—	(7,925)
Acquisition contingent consideration	—	—	1,733
Acquisition costs	(9,303)	—	(2,960)
Strategic review - retention and other	(9,683)	—	—
Special dividend ESOP charges	(10,538)	—	—
Proxy expenses	(6,952)	—	—
Fair value step-up of acquired inventory sold	(5,401)	—	—
Income (loss) before taxes from continuing operations	$(270,879)	$109,955	$67,481

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2022	2021	2020
Segment:
Consumer and Professional Products	$47,562	$34,433	$32,788
Home and Building Products	16,539	17,370	18,361
Total segment depreciation and amortization	64,101	51,803	51,149
Corporate	557	499	951
Total consolidated depreciation and amortization	$64,658	$52,302	$52,100

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$31,279	$28,265	$23,321
Home and Building Products	11,029	8,648	17,499
Total segment	42,308	36,913	40,820
Corporate	180	38	348
Total consolidated capital expenditures	$42,488	$36,951	$41,168

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

ASSETS	At September 30, 2022	At September 30, 2021
Segment assets:
Consumer and Professional Products	$1,914,529	$1,377,618
Home and Building Products	737,860	666,422
Total segment assets	2,652,389	2,044,040
Corporate	158,310	280,802
Total continuing assets	2,810,699	2,324,842
Discontinued operations - held for sale	—	275,814
Other discontinued operations	5,775	4,029
Consolidated total	$2,816,474	$2,604,685

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Years Ended September 30,
	2022	2021	2020
Residential repair and remodel	$392,490	$185,896	$173,859
Retail	456,735	577,839	575,947
Residential new construction	45,243	50,437	59,907
Industrial	76,430	43,411	40,285
International excluding North America	370,708	371,935	289,235
Total Consumer and Professional Products	1,341,606	1,229,518	1,139,233
Residential repair and remodel	736,525	516,995	467,112
Commercial construction	630,066	407,585	354,916
Residential new construction	140,291	116,528	105,285
Total Home and Building Products	1,506,882	1,041,108	927,313
Total Revenue	$2,848,488	$2,270,626	$2,066,546

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2022
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Total
United States	$858,956	$1,437,085	$2,296,041
Europe	106,471	60	106,531
Canada	92,930	57,916	150,846
Australia	258,945	—	258,945
All other countries	24,304	11,821	36,125
Total Revenue	$1,341,606	$1,506,882	$2,848,488

	For the Year Ended September 30, 2021
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Total
United States	$766,150	$986,925	$1,753,075
Europe	123,607	72	123,679
Canada	85,676	44,661	130,337
Australia	244,674	—	244,674
All other countries	9,411	9,450	18,861
Total Revenue	$1,229,518	$1,041,108	$2,270,626

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

As a percentage of segment revenue, CPP sales to The Home Depot approximated 19%, 26% and 27% in 2022, 2021 and 2020, respectively; HBP sales to The Home Depot approximated 7%, 10% and 12% in 2022, 2021 and 2020, respectively.

As a percentage of Griffon's consolidated revenue, CPP sales to The Home Depot approximated 13%, 14% and 13% in 2022, 2021 and 2020, respectively; HBP sales to The Home Depot approximated 7% in 2022 and 5% in both 2021 and 2020.

NOTE 19 – OTHER INCOME (EXPENSE)

For the year ended September 30, 2022, 2021 and 2020, Other income (expense) from continuing operations of $6,881, $2,107 and $1,661, respectively, includes $305, ($81) and $(915), respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $(225), $283 and $184, respectively, of net gains or (losses) on investments, and $4,256, $907 and $1,559, respectively, of net periodic benefit plan income. Other income (expense) also includes rental income of $689 in 2022, and $624 in both 2021 and 2020. Additionally, it includes royalty income of $2,250 for the year ended September 30, 2022.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2022			2021			2020
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(37,920)	$—	$(37,920)	$6,433	$—	$6,433	$5,601	$—	$5,601
Pension and other defined benefit plans	1,907	(404)	1,503	22,583	(4,787)	17,796	(14,955)	3,171	(11,784)
Cash flow hedge	(491)	147	(344)	2,694	(808)	1,886	10	(3)	7
Total other comprehensive income (loss)	$(36,504)	$(257)	$(36,761)	$31,710	$(5,595)	$26,115	$(9,344)	$3,168	$(6,176)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2022	2021
Foreign currency translation	(57,170)	(19,250)
Pension and other defined benefit plans	(27,299)	(28,802)
Cash flow hedge	1,731	2,075
Total	$(82,738)	$(45,977)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2022	2021	2020
Net income (loss)	$(191,558)	$79,211	$53,429
Other comprehensive income (loss), net of taxes	(36,761)	26,115	(6,176)
Comprehensive income (loss)	$(228,319)	$105,326	$47,253

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2022	2021	2020
Pension amortization	$(3,379)	$(6,292)	$(4,182)
Cash flow hedges	4,741	(2,204)	(2,163)
Total before tax	1,362	(8,496)	(6,345)
Tax	(286)	1,784	1,332
Net of tax	$1,076	$(6,712)	$(5,013)

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

	For the Year Ended September 30,
	2022	2021	2020
Fixed (a)	$44,457	$38,362	$36,155
Variable (a), (b)	8,615	7,573	7,178
Short-term (b)	7,438	4,210	5,470
Total	$60,510	$50,145	$48,803
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Year Ended September 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,275	$43,444	$48,141
Financing cash flows from finance leases	2,462	3,815	4,122
Total	$49,737	$47,259	$52,263

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	As of September 30,
	2022	2021
Operating Leases:
Right of use assets:
Operating right-of-use assets	$183,398	$144,598

Lease Liabilities:
Current portion of operating lease liabilities	$31,680	$29,881
Long-term operating lease liabilities	159,414	119,315
Total operating lease liabilities	$191,094	$149,196

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$13,696	$16,466

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,065	$2,347
Long-term debt, net	11,995	14,120
Total financing lease liabilities	$14,060	$16,467

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

(1) For the years ended September 30, 2022 and 2021, finance lease assets are recorded net of accumulated depreciation of $4,972 and $6,136, respectively.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At September 30, 2022, $13,091 was outstanding. During the year ended September 30, 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$40,998	$2,774
2024	33,985	2,290
2025	31,356	2,129
2026	22,734	2,106
2027	18,597	2,074
Thereafter	96,938	5,702
Total lease payments	244,608	17,075
Less: Imputed Interest	(53,514)	(3,015)
Present value of lease liabilities	$191,094	$14,060

Average lease terms and discount rates were as follows:

	As of September 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating Leases	8.4	8.0
Finance Leases	7.4	8.1

Weighted-average discount rate
Operating Leases	5.47%	4.48%
Finance Leases	5.51%	5.48%

NOTE 22 – SUBSEQUENT EVENTS

On November 16, 2022, the Board of Directors declared a cash dividend of $0.10 per share, payable on December 16, 2022 to shareholders of record as of the close of business on November 29, 2022. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2022, 2021 and 2020
(in thousands)

Description	Balance at Beginning of Year	Additions	Reductions	Other (1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2022
Allowance for Doubtful Accounts	$8,787	$1,172	$(251)	$2,429	$12,137

Inventory valuation	$31,605	$4,725	$(14,103)	$648	$22,875

Deferred tax valuation allowance	$10,425	$4,330	$(1,265)	$—	$13,490

FOR THE YEAR ENDED SEPTEMBER 30, 2021
Allowance for Doubtful Accounts	$8,178	$795	$(393)	$207	$8,787

Inventory valuation	$18,903	$24,400	$(12,099)	$401	$31,605

Deferred tax valuation allowance	$9,824	$601	$—	$—	$10,425

FOR THE YEAR ENDED SEPTEMBER 30, 2020
Allowance for Doubtful Accounts
Allowance for Doubtful Accounts	$7,588	$5,175	$(4,584)	$(1)	$8,178

Inventory valuation	$15,218	$6,771	$(3,412)	$326	$18,903

Deferred tax valuation allowance	$10,823	$—	$(999)	$—	$9,824

Note (1): For the year ended September 30, 2022, Other primarily consists of foreign currency and opening balances of reserves assumed from the Hunter acquisition. See Note 6 for the detail on the Allowance for Doubtful Accounts.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 3 to the consolidated financial statements contained in this Report, the Company acquired Hunter Fan Company ("Hunter"). The acquisition represents approximately 9.0% of the Company's consolidated revenue for the year ended September 30, 2022, and approximately 31.0% of the Company's consolidated assets at September 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 excludes any evaluation of the internal control over financial reporting of Hunter.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2022 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2022, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in March, 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2022. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2022 and 2021
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2022, 2021 and 2020
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2022, 2021 and 2020
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2022, 2021 and 2020
	(E)	Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts
All other schedules are not required and have been omitted.
	(3)	The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signatures page of this Form 10-K.
	(b)	Reference is made to the exhibit index that follows the signatures page of this Form 10-K.

Exhibit Index

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of December 17, 2021, by and among MidOcean Hunter Holdings, Inc., The Ames Companies Inc., Ames Hunter Holdings Corporation and MidOcean Partners III-D, L.P., as representative for the equityholders of MidOcean Hunter Holdings, Inc. (Exhibit 2.1 of Current Report on Form 8-K file December 21, 2021 (Commission File No. 1-06620)).
2.2	Share Purchase Agreement by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation, dated as of April 18, 2022 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed April 21, 2022 (Commission File No. 1-06620)).
2.3	First Amendment to Share Purchase Agreement, dated as of June 11, 2022, to that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation (Exhibit 2.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-06620)).
2.4	Letter Agreement, dated as of June 11, 2022, modifying that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation (Exhibit 2.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-06620)).
3.1	Restated Certificate of Incorporation, as amended (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620), Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-06620), and Exhibit 3.1 of Current Report on Form 8-K dated February 18, 2022 (Commission File No. 1-06620)).
3.2	Amended and Restated By-laws, as amended (Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620), Exhibit 3.2 of Current Report on Form 8-K dated February 18, 2022 (Commission File No. 1-06620), and Exhibit 3.1 of Current Report on Form 8-K dated October 6, 2022 (Commission File No. 1-06620)).
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 Registration Statement No. 333-109171 (Commission File No. 1-06620)).
4.2	Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 20, 2020 (Commission File No. 1-06620)).
4.3	Description of Registrant’s Securities. (Exhibit 4.6 of Annual Report on Form 10-K for the year ended September 30, 2020 (Commission File No. 1-06620)).
10.1(b)	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
10.2	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).
10.3(b)	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.4(b)	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).
10.5(b)	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).
10.6(b)	Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.7(b)	Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. (Commission File No. 1-06620)).
10.8(b)	Amendment No. 3 to Employment Agreement made as of April 28, 2022 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).
10.9(a)(b)	Amendment No. 4 to Employment Agreement made as of November 14, 2022 by and between Griffon Corporation and Ronald J. Kramer.

Exhibit No.
10.10(b)	Offer Letter, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.11(b)	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.12(b)	Amendment No. 2 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Seth L. Kaplan (Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).
10.13(a) (b)	Amendment No. 3 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Seth L. Kaplan.
10.14(b)	Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.15(a) (b)	Amendment No. 2 to Employment Agreement made as of April 28, 2022 by and between Griffon Corporation and Robert F. Mehmel.
10.16(b)	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.17(b)	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.18(b)	Amendment No. 2 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Brian G. Harris (Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).
10.19(a) (b)	Amendment No. 3 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Brian G. Harris.
10.20(b)	Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).
10.21(b)	Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (Annex B to Griffon's Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).
10.22(b)	Amendment No. 2 to the 2016 Equity Incentive Plan (Annex B to Griffon’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2019 (Commission File No. 1-06620)).
10.23(b)	Amended and Restated 2016 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 18, 2022 (Commission File No. 1-06620)).
10.24(b)	Amended and Restated 2016 Performance Bonus Plan, dated as January 29, 2020 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.25(b)	Griffon Corporation Director Compensation Program, Amended and Restated as of March 3, 2022 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-06620)).

Exhibit No.
10.26	Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.1 to Current Report on Form 8-K dated March 22, 2016 (Commission File No. 1-06620)).
10.27	First Amendment, dated as of June 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).
10.28	Second Amendment, dated as of October 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.3 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-06620)).

10.29	Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2019 (Commission File No. 1-06620)).
10.30	Fourth Amendment, dated as of May 31, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 1, 2018 (Commission File No. 1-06620)).
10.31	Fifth Amendment, dated as of February 22, 2019, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-06620)).
10.32	Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of January 30, 2020, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.33	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, to that certain Fourth Amended and Restated Credit Agreement, dated as of January 30, 2020, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (Commission File No. 1-06620)).
10.34	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 24, 2022,
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

10.35	Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.36	Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).
10.37	Second Amendment, dated as of June 2, 2017, to Guarantee and Collateral Agreement, dated as of March 18, 2011 (as amended by the Amendment to Guarantee and Collateral Agreement, dated as of March 28, 2013), by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 99.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).
14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).

Exhibit No.
21(a)	Subsidiaries of the Registrant
23(a)	Consent of Grant Thornton LLP
31.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
(a)	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
(b)	Indicates a management contract or compensatory plan or arrangement.
(c)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2022.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 17, 2022 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Jerome L. Coben	Director
Jerome L. Coben
/s/ Thomas J. Brosig	Director
Thomas J. Brosig
/s/ H. C. Charles Diao	Director
H. C. Charles Diao
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Lacy M. Johnson	Director
Lacy M. Johnson
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ James W. Sight	Director
James W. Sight
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Michelle L. Taylor	Director
Michelle L. Taylor
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull