Form 10-Q
period 2022-12-31
GRIFFON CORP
filed 2023-01-31
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2022

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

The number of shares of common stock outstanding at January 27, 2023 was 57,186,222.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2022	September 30, 2022
CURRENT ASSETS
Cash and equivalents	$120,558	$120,184
Accounts receivable, net of allowances of $13,636 and $12,137	350,625	361,653
Inventories	646,352	669,193
Prepaid and other current assets	64,108	62,453
Assets of discontinued operations	1,122	1,189
Total Current Assets	1,182,765	1,214,672
PROPERTY, PLANT AND EQUIPMENT, net	290,505	294,561
OPERATING LEASE RIGHT-OF-USE ASSETS	182,799	183,398
GOODWILL	333,982	335,790
INTANGIBLE ASSETS, net	761,126	761,914
OTHER ASSETS	21,490	21,553
ASSETS OF DISCONTINUED OPERATIONS	4,571	4,586
Total Assets	$2,777,238	$2,816,474

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,840	$12,653
Accounts payable	160,441	194,793
Accrued liabilities	178,154	171,797
Current portion of operating lease liabilities	31,283	31,680
Liabilities of discontinued operations	8,141	12,656
Total Current Liabilities	390,859	423,579
LONG-TERM DEBT, net	1,507,681	1,560,998
LONG-TERM OPERATING LEASE LIABILITIES	160,664	159,414
OTHER LIABILITIES	186,977	190,651
LIABILITIES OF DISCONTINUED OPERATIONS	4,209	4,262
Total Liabilities	2,250,390	2,338,904
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	526,848	477,570
Total Liabilities and Shareholders’ Equity	$2,777,238	$2,816,474

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2022 and 2021
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	48,702	—	—	—	—	48,702
Dividend	—	—	—	(6,145)	—	—	—	—	(6,145)
Shares withheld on employee taxes on vested equity awards	—	—	(180)	—	333	(12,554)	—	—	(12,734)
Amortization of deferred compensation	—	—	—	—	—	—	—	571	571
Equity awards granted, net	—	—	(6,902)	—	(455)	6,902	—	—	—
ESOP allocation of common stock	—	—	1,127	—	—	—	—	—	1,127
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Other comprehensive income, net of tax	—	—	—	—	—	—	12,219	—	12,219
Balance at December 31, 2022	84,746	$21,187	$627,565	$386,617	27,560	$(425,768)	$(70,519)	$(12,234)	$526,848

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income	—	—	—	19,298	—	—	—	—	19,298
Dividend	—	—	—	(4,739)	—	—	—	—	(4,739)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	591	591
Equity awards granted, net	113	28	(28)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	848	—	—	—	—	—	848
Stock-based compensation	—	—	2,866	—	—	—	—	—	2,866
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,751)	—	(2,751)
Balance at December 31, 2021	84,488	$21,122	$605,867	$684,557	28,184	$(427,736)	$(48,728)	$(22,697)	$812,385

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue	$649,384	$591,749
Cost of goods and services	415,559	425,907
Gross profit	233,825	165,842

Selling, general and administrative expenses	152,720	127,352

Income from operations	81,105	38,490

Other income (expense)
Interest expense	(24,648)	(15,681)
Interest income	104	33
Gain on sale of building	10,852	—
Other, net	607	1,075
Total other expense, net	(13,085)	(14,573)

Income before taxes from continuing operations	68,020	23,917
Provision for income taxes	19,318	7,213
Income from continuing operations	$48,702	$16,704

Discontinued operations:
Income from operations of discontinued operations	—	3,320
Provision for income taxes	—	726
Income from discontinued operations	—	2,594
Net income	$48,702	$19,298

Basic earnings per common share:
Income from continuing operations	$0.93	$0.33
Income from discontinued operations	—	0.05
Basic earnings per common share	$0.93	$0.38

Basic weighted-average shares outstanding	52,579	51,178

Diluted earnings per common share:
Income from continuing operations	$0.88	$0.31
Income from discontinued operations	—	0.05
Diluted earnings per common share	$0.88	$0.36

Diluted weighted-average shares outstanding	55,298	53,753

Dividends paid per common share	$0.10	$0.09

Net income	$48,702	$19,298
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	11,937	(2,319)
Pension and other post retirement plans	862	668
Change in cash flow hedges	(580)	(1,100)
Total other comprehensive income (loss), net of taxes	12,219	(2,751)
Comprehensive income, net	$60,921	$16,547
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,702	$19,298
Net income from discontinued operations	—	(2,594)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:

Depreciation and amortization	17,113	13,081
Stock-based compensation	6,742	4,867
Asset impairment charges - restructuring	—	289
Provision for losses on accounts receivable	482	352
Amortization of debt discounts and issuance costs	1,023	654
Deferred income taxes	—	2,883
Gain on sale of assets and investments	(10,923)	(154)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable	13,689	(53,030)
(Increase) decrease in inventories	22,931	(59,478)
Increase in prepaid and other assets	100	329
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(26,333)	(12,164)
Other changes, net	1,954	662
Net cash provided by (used in) operating activities - continuing operations	75,480	(85,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,726)	(10,573)
Payments related to sale of Telephonics	(2,568)	—
Proceeds from investments	—	575
Proceeds from the sale of property, plant and equipment	11,815	29
Net cash provided by (used in) investing activities - continuing operations	4,521	(9,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,126)	(5,260)
Purchase of shares for treasury	(12,735)	(10,886)
Proceeds from long-term debt	29,823	10,815
Payments of long-term debt	(87,539)	(2,500)
Financing costs	(744)	(753)
Other, net	(42)	(28)
Net cash used in financing activities - continuing operations	(78,363)	(8,612)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(1,953)	7,916
Net cash used in investing activities	—	(853)

Net cash provided by (used in) discontinued operations	(1,953)	7,063
Effect of exchange rate changes on cash and equivalents	689	(910)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	374	(97,433)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	120,184	248,653
CASH AND EQUIVALENTS AT END OF PERIOD	$120,558	$151,220

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

On June 27, 2022, we completed the sale of our Defense Electronics segment which consisted of our Telephonics subsidiary for $330,000 in cash. As a result, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. While the process remains ongoing, there is no assurance that the process will result in any transaction being entered into or consummated.

On January 24, 2022, Griffon acquired Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of approximately $845,000. Hunter, which is part of Griffon's Consumer and Professional Products segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolving credit facility borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Update on COVID-19 on our Business

The health and safety of our employees, our customers and their families is always a high priority for Griffon. As of the date of this filing, all of Griffon's facilities are fully operational. When COVID-19 struck, we implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees of contracting COVID-19. While many of these precautions have been relaxed or eliminated as the health risk of COVID-19 has decreased, we would not hesitate to reinstitute and/or modify these policies and procedures as necessary should the health risk return to an unacceptable level. In such event, our businesses or our suppliers could be required by government authorities to temporarily cease operations; might be limited in their production capacity due to complying with restrictions relating to the operation of businesses to mitigate the impacts of COVID-19; or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us. While we are unable to determine or predict the nature, duration or scope of the overall impact COVID-19 will have on our businesses, results of operations, liquidity or capital resources, we believe it is important to discuss where our company stands today, how we have responded (and will continue to respond) to COVID 19 and how our operations and financial condition may change as COVID-19 evolves. See information provided in Part 1, Item 1A, “Risk Factors” our Form 10-K filed on November 18, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s businesses, in particular its CPP operations, are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2022 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022.

The condensed consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for credit losses and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, sales, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

On December 31, 2022, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $877,298 and $485,355, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,466 at December 31, 2022 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2022, marketable debt and equity securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $67 ($83 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on marketable debt and equity securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2022, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. dollars.

At December 31, 2022, Griffon had $15,000 of Australian dollar contracts at a weighted average rate of $1.46 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $188 ($132, net of tax) at December 31, 2022. Upon settlement, gains of $2,261 were recorded in COGS during the quarter ended December 31, 2022, respectively. All contracts expire in 30 to 90 days.

At December 31, 2022, Griffon had $71,500 of Chinese Yuan contracts at a weighted average rate of $6.88 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
included deferred gains of $109 ($79, net of tax) at December 31, 2022. Upon settlement, losses of $1,257 were recorded in COGS during the quarter ended December 31, 2022. All contracts expire in 4 to 334 days.

At December 31, 2022, Griffon had $6,900 of Canadian dollar contracts at a weighted average rate of $1.26. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2022, fair value gains of $217, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $174 was recorded in Other income during the three months ended December 31, 2022, respectively for all settled contracts. All contracts expire in 30 to 300 days.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022. See Note 13 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
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

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean for a contractual purchase price of $845,000. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. For the three months ended December 31, 2022, Hunter's revenue and Segment Adjusted EBITDA was $54,117 and $4,428, respectively. The goodwill recognized was $256,728, which was assigned to the CPP segment, and is not deductible for income tax purposes. The preliminary purchase price allocation is based on appraisals and other analysis of fair values of acquired assets and liabilities. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Proforma For the Three Months Ended December 31, (unaudited)
2021
Revenue	$670,839
Income from continuing operations	19,974

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
•The tax effects on the above adjustments using the statutory tax rate of 25.7% for Griffon and 27.1% for Hunter.

The calculation of the preliminary purchase price allocation is as follows:

Accounts receivable (1)	$64,602
Inventories(2)	110,299
Other current assets	7,940
Property, plant and equipment	15,007
Operating lease right-of-use assets	12,447
Goodwill	256,728
Intangible assets	616,000
Total assets acquired	$1,083,023

Accounts payable and accrued liabilities	$69,789
Current portion of operating lease liabilities	3,323
Deferred tax liability(3)	145,486
Long-term operating lease liabilities	9,123
Other long-term liabilities	3,848
Total liabilities assumed	$231,569
Total net assets acquired	$851,454
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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The amounts assigned to goodwill and major intangible asset classifications for the Hunter acquisition are as follows:

		Average Life (Years)
Goodwill	$256,728	N/A
Indefinite-lived intangibles (Hunter and Casablanca brands)	356,000	N/A
Definite-lived intangibles (Customer relationships)	250,000	20
Total goodwill and intangible assets	$862,728

During the quarter ended December 31, 2022, there were no acquisition costs. During the quarter ended December 31, 2021, the Company incurred acquisition costs of $2,595.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At December 31, 2022	At September 30, 2022
Raw materials and supplies	$163,118	$173,520
Work in process	34,484	50,963
Finished goods	448,750	444,710
Total	$646,352	$669,193

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2022	At September 30, 2022
Land, building and building improvements	$157,626	$159,693
Machinery and equipment	518,478	511,779
Leasehold improvements	35,814	35,489
	711,918	706,961
Accumulated depreciation and amortization	(421,413)	(412,400)
Total	$290,505	$294,561

Depreciation and amortization expense for property, plant and equipment was $11,489 and $10,694 for the quarters ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense included in Selling, general and administrative ("SG&A") expenses was $4,239 and $3,400 for the quarters ended December 31, 2022 and 2021, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 7 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less allowances for discounts, credit losses and returns. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivables balances and the financial condition of its customers. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for credit losses includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for credit losses is recorded in SG&A expenses.

The Company also considers current and expected future economic and market conditions when determining any estimate of credit losses. Generally, estimates used to determine the allowance are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available. All accounts receivable amounts are expected to be collected in less than one year.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Three months ended December 31,
	2022	2021
Beginning Balance, October 1	$12,137	$8,787
Provision for expected credit losses	1,457	1,039
Amounts written off charged against the allowance	(48)	(4)
Other, primarily foreign currency translation	90	(35)
Ending Balance, December 31	$13,636	$9,787

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following table provide a summary of the carrying value of goodwill by segment as of September 30, 2022 and December 31, 2022, as follows:

	At September 30, 2022	Hunter Acquisition (1)	At December 31, 2022
Consumer and Professional Products	$144,537	$(1,808)	$142,729
Home and Building Products	191,253	—	191,253
Total	$335,790	$(1,808)	$333,982
(1) The decrease is due to the preliminary allocation of the purchase price for the Hunter acquisition.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2022			At September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$443,915	$97,316	23	$442,085	$91,143
Technology and patents	14,648	3,197	13	14,326	3,022
Total amortizable intangible assets	458,563	100,513		456,411	94,165
Trademarks	403,076	—		399,668	—
Total intangible assets	$861,639	$100,513		$856,079	$94,165

The gross carrying amount of intangible assets was impacted by $5,560 related to favorable foreign currency translation.

Amortization expense for intangible assets was $5,624 and $2,387 for the quarters ended December 31, 2022 and 2021, respectively. The increase in intangible assets and amortization is related to the Hunter acquisition.

Amortization expense for the remainder of 2023 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2023 - $16,161; 2024 - $21,305; 2025 - $21,305; 2026 - $21,305; 2027 - $21,305; 2028 - $21,305; thereafter $235,364.

During the quarter ended December 31, 2022, the Company determined that there were no triggering events and, as a result, there was no impairment to either its goodwill or indefinite-lived intangible assets at December 31, 2022.

NOTE 9 – INCOME TAXES

During the quarter ended December 31, 2022, the Company recognized a tax provision of $19,318 on income before taxes from continuing operations of $68,020, compared to a tax provision of $7,213 on income before taxes from continuing operations of $23,917 in the comparable prior year quarter. The current year quarter results include a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review (retention and other) of $8,232 ($6,222, net of tax), proxy costs of $1,503 ($1,153, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $333. The prior year quarter results included restructuring charges of $1,716 ($1,330, net of tax), acquisition costs of $2,595 ($2,003, net of tax), proxy contest costs of $2,291 ($1,768, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $891. Excluding these items, the effective tax rates for the quarters ended December 31, 2022 and 2021 were 29.1% and 31.5%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At December 31, 2022					At September 30, 2022
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$254	(10,434)	$964,595	5.75%	$974,775	$266	$(10,939)	$964,102	5.75%
Term Loan B due 2029	(b)	494,000	(1,101)	(8,472)	484,427	Variable	496,000	(1,144)	(8,823)	486,033	Variable
Revolver due 2025	(b)	45,100	—	(1,104)	43,996	Variable	97,328	—	(1,227)	96,101	Variable
Finance lease - real estate	(c)	12,751	—	—	12,751	Variable	13,091	—	—	13,091	Variable
Non US lines of credit	(d)	—	—	(4)	(4)	Variable	—	—	(2)	(2)	Variable
Non US term loans	(d)	12,663	—	(21)	12,642	Variable	12,090	—	(27)	12,063	Variable
Other long term debt	(e)	2,127	—	(13)	2,114	Variable	2,276	—	(13)	2,263	Variable
Totals		1,541,416	(847)	(20,048)	1,520,521		1,595,560	(878)	(21,031)	1,573,651
less: Current portion		(12,840)	—	—	(12,840)		(12,653)	—	—	(12,653)
Long-term debt		$1,528,576	$(847)	$(20,048)	$1,507,681		$1,582,907	$(878)	$(21,031)	$1,560,998

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Three Months Ended December 31, 2022					Three Months Ended December 31, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$14,012	$(12)	$505	$14,505	5.9%	$14,375	$(12)	$518	$14,881
Term Loan B due 2029	(b)	Variable	7,808	43	351	8,202	n/a	—	—	—	—
Revolver due 2025	(b)	Variable	1,344	—	123	1,467	Variable	261	—	122	383
Finance lease - real estate	(c)	5.6%	178	—	—	178	5.6%	198	—	4	202
Non US lines of credit	(d)	Variable	155	—	13	168	Variable	3	—	4	7
Non US term loans	(d)	Variable	—	—	—	—	Variable	166	—	17	183
Other long term debt	(e)	Variable	130	—	—	130	Variable	97	—	1	98
Capitalized interest			(2)	—	—	(2)		(73)	—	—	(73)
Totals			$23,625	$31	$992	$24,648		$15,027	$(12)	$666	$15,681

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes.

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of December 31, 2022, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $877,298 on December 31, 2022 based upon quoted market prices (level 1 inputs). At December 31, 2022, $10,434 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.50% (7.01% as of December 31, 2022). Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds, the first of which was achieved during 2022. The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, which began with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During the third quarter of 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $485,355 on December 31, 2022 based upon quoted market prices (level 1 inputs). At December 31, 2022, $8,472 of underwriting fees and other expenses incurred, remained to be amortized.

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

    During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (5.91% at December 31, 2022) and SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (4.96% at December 31, 2022). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2022, there were $45,100 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,287; and $342,613 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2022, $12,751 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,072 as of December 31, 2022) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.04% using CDOR and 5.79% using Bankers Acceptance Rate CDN as of December 31, 2022). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity.  At December 31, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,072 as of December 31, 2022) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (4.51% at December 31, 2022). At December 31, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($10,134 as of December 31, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.80% (5.23% at December 31, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (6.75% as of December 31, 2022). The revolving credit facility matures in July 2023, but is renewable upon mutual agreement with the lender. As of December 31, 2022, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 10,519 ($12,663 as of December 31, 2022). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At December 31, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the three months ended December 31, 2022, the Company paid a quarterly cash dividend of $0.10 per share. During 2022, the Company paid a regular quarterly cash dividend of $0.09 per share, totaling $0.36 per share for the year. Additionally, on June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 30, 2023, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 23, 2023 to shareholders of record as of the close of business on February 23, 2023.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of December 31, 2022, there were 368,445 shares available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to two senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended December 31,
	2022	2021
Restricted stock	$5,538	$3,890
ESOP	1,204	977
Total stock-based compensation	$6,742	$4,867

During the first quarter of 2023, Griffon granted 466,677 shares of restricted stock and restricted stock units ("RSUs"). This includes 249,480 shares of restricted stock and 11,901 RSUs granted to 44 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $8,385, or a weighted average fair value of $33.61 per share. This also includes 205,296 shares of restricted stock granted to two senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 51,324 to a maximum of 205,296, with the target number of shares being 102,648. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is $3,555, or a

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
weighted average fair value of $34.63 per share. During the three months ended December 31, 2022, 454,776 shares granted were issued out of treasury stock.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the three months ended December 31, 2022, Griffon did not purchase any shares of common stock under these repurchase programs. As of December 31, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the three months ended December 31, 2022, 345,051 shares, with a market value of $12,627, or $36.59 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2022, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2022	2021
Common shares outstanding	57,186	56,304
Unallocated ESOP shares	(979)	(1,816)
Non-vested restricted stock	(3,230)	(2,869)
Impact of weighted average shares	(398)	(441)
Weighted average shares outstanding - basic	52,579	51,178
Incremental shares from stock-based compensation	2,719	2,575
Weighted average shares outstanding - diluted	55,298	53,753

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended December 31,
REVENUE	2022	2021
Consumer and Professional Products	$252,811	$283,173
Home and Building Products	396,573	308,576
Total revenue	$649,384	$591,749

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended December 31,
	2022	2021
Residential repair and remodel	$81,706	$38,759
Retail	68,497	130,235
Residential new construction	12,487	10,327
Industrial	17,093	11,306
International excluding North America	73,028	92,546
Total Consumer and Professional Products	252,811	283,173
Residential repair and remodel	190,730	145,085
Commercial construction	169,514	130,789
Residential new construction	36,329	32,702
Total Home and Building Products	396,573	308,576
Total Consolidated Revenue	$649,384	$591,749

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2022			2021
	CPP	HBP	Total	CPP	HBP	Total
United States	$153,667	$379,300	$532,967	$164,899	$294,576	$459,475
Europe	4,696	16	4,712	18,330	37	18,367
Canada	23,116	15,355	38,471	22,628	12,013	34,641
Australia	66,217	—	66,217	74,349	—	74,349
All other countries	5,115	1,902	7,017	2,967	1,950	4,917
Consolidated revenue	$252,811	$396,573	$649,384	$283,173	$308,576	$591,749

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

	For the Three Months Ended December 31,
	2022	2021
Segment adjusted EBITDA:
Consumer and Professional Products	$(1,809)	$16,214
Home and Building Products	124,145	56,297
Segment adjusted EBITDA	122,336	72,511
Unallocated amounts, excluding depreciation *	(13,776)	(13,263)
Adjusted EBITDA	108,560	59,248
Net interest expense	(24,544)	(15,648)
Depreciation and amortization	(17,113)	(13,081)
Gain on sale of building	10,852	—
Strategic review - retention and other	(8,232)	—
Proxy expenses	(1,503)	(2,291)
Acquisition costs	—	(2,595)
Restructuring charges	—	(1,716)
Income before taxes from continuing operations	$68,020	$23,917
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2022	2021
Segment:
Consumer and Professional Products	$13,127	$8,606
Home and Building Products	3,846	4,338
Total segment depreciation and amortization	16,973	12,944
Corporate	140	137
Total consolidated depreciation and amortization	$17,113	$13,081

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$2,658	$7,130
Home and Building Products	2,068	3,349
Total segment	4,726	10,479
Corporate	—	94
Total consolidated capital expenditures	$4,726	$10,573

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At December 31, 2022	At September 30, 2022
Segment assets:
Consumer and Professional Products	$1,908,749	$1,914,529
Home and Building Products	707,309	737,860
Total segment assets	2,616,058	2,652,389
Corporate	155,487	158,310
Total continuing assets	2,771,545	2,810,699
Discontinued operations	5,693	5,775
Consolidated total	$2,777,238	$2,816,474

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2022	2021
Interest cost	$1,825	$796
Expected return on plan assets	(2,553)	(2,589)
Amortization:
Recognized actuarial loss	944	845
Net periodic expense (income)	$216	$(948)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 16 – DISCONTINUED OPERATIONS

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its DE segment, which consisted of its Telephonics subsidiary. On June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000 in cash, excluding $2,568 for post-closing working capital adjustments. In connection with the sale of Telephonics, the Company recorded a gain of $107,517 ($89,241, net of tax) for the year ended September 30, 2022. The gain and related tax for the sale of Telephonics is preliminary and is subject to finalization.

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

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

For the Three Months Ended December 31, 2021
Revenue	$53,993
Cost of goods and services	40,961
Gross profit	13,032
Selling, general and administrative expenses	10,020
Income from discontinued operations	3,012
Other income (expense)
Interest income, net	—
Other, net	308
Total other income (expense)	308
Income from discontinued operations before taxes	$3,320
Provision for income taxes	726
Income from discontinued operations	$2,594

Depreciation and amortization was excluded from the prior year results since DE was classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,700 for the quarter ended December 31, 2021.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2022	At September 30, 2022
Assets of discontinued operations:
Prepaid and other current assets	$1,122	$1,189
Other long-term assets	4,571	4,586
Total assets of discontinued operations	$5,693	$5,775

Liabilities of discontinued operations:
Accrued liabilities, current	$8,141	$12,656
Other long-term liabilities	4,209	4,262
Total liabilities of discontinued operations	$12,350	$16,918

At December 31, 2022 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $5,288 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At December 31, 2022 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves total $7,062 and $8,072, respectively.

There was no reported revenue in the quarters ended December 31, 2022 and 2021 for Installations Services and other discontinued operations.

NOTE 17 – RESTRUCTURING CHARGES

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP was broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022.

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

In the quarter ended December 31, 2021, CPP incurred pre-tax restructuring and related exit costs approximating $1,716. During the quarter ended December 31, 2021, cash charges totaled $1,427 and non-cash, asset-related charges totaled $289; the cash charges included $260 for one-time termination benefits and other personnel-related costs and $1,167 for facility exit costs.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

For the Three Months Ended December 31,
2021
Cost of goods and services	$322
Selling, general and administrative expenses	1,394
Total restructuring charges	$1,716

For the Three Months Ended December 31,
2021
Personnel related costs	$260
Facilities, exit costs and other	1,167
Non-cash facility and other	289
Total	$1,716

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2021	$418	$264	$—	$682
Q1 Restructuring charges	260	1,167	289	1,716
Q1 Cash payments	(275)	(1,167)	—	(1,442)
Q1 Non-cash charges	—	—	(289)	(289)
Accrued liability at December 31, 2021	$403	$264	$—	$667
___________________
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets and inventory that has no recoverable value in connection with certain facility closures

	Cash Charges
	Personnel related costs	Facilities & Exit Costs	Total
Accrued liability at September 30, 2022	$386	$264	$650
Q1 Cash payments	(74)	(93)	(167)
Accrued liability at December 31, 2022	$312	$171	$483

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2022 and 2021, Other income (expense) of $607 and $1,075, respectively, includes $67 and ($394), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(216) and $948, respectively, and $33 and $374, respectively, of net investment income. Other income (expense) also includes rental income of $212 and $156 for the three months ended December 31, 2022 and 2021, respectively. Additionally, it includes royalty income of $549 for the three months ended December 31, 2022.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2022	2021
Balance, beginning of period	$16,786	$7,818
Warranties issued and changes in estimated pre-existing warranties	4,667	3,461
Actual warranty costs incurred	(3,754)	(1,707)
Balance, end of period	$17,699	$9,572

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2022			2021

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$11,937	$—	$11,937	$(2,319)	$—	$(2,319)
Pension and other defined benefit plans	1,088	(226)	862	846	(178)	668
Cash flow hedges	(829)	249	(580)	(1,571)	471	(1,100)
Total other comprehensive income (loss)	$12,196	$23	$12,219	$(3,044)	$293	$(2,751)

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2022	At September 30, 2022
Foreign currency translation adjustments	$(45,233)	$(57,170)
Pension and other defined benefit plans	(26,437)	(27,299)
Change in Cash flow hedges	1,151	1,731
	$(70,519)	$(82,738)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2022	2021
Pension amortization	$(944)	$(845)
Cash flow hedges	1,004	1,533
Total gain (loss)	$60	$688
Tax benefit (expense)	(13)	(144)
Total	$47	$544
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

	For the Three Months Ended December 31,
	2022	2021
Fixed	$11,294	$9,747
Variable (a), (b)	2,772	1,852
Short-term (b)	2,204	1,349
Total	$16,270	$12,948
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,623	$10,844
Financing cash flows from finance leases	744	753
Total	$10,367	$11,597

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	December 31, 2022	September 30, 2022
Operating Leases:
Right of use assets:
Operating right-of-use assets	$182,799	$183,398

Lease Liabilities:
Current portion of operating lease liabilities	$31,283	$31,680
Long-term operating lease liabilities	160,664	159,414
Total operating lease liabilities	$191,947	$191,094

Finance Leases:
Property, plant and equipment, net(1)	$13,334	$13,696

Lease Liabilities:
Notes payable and current portion of long-term debt	$2,011	$2,065
Long-term debt, net	11,623	11,995
Total financing lease liabilities	$13,634	$14,060

(1) Finance lease assets are recorded net of accumulated depreciation of $5,568 and $4,972 as of December 31, 2022 and September 30, 2022, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2022, $12,751 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2023(a)	$31,784	$2,074
2024	35,893	2,344
2025	33,183	2,169
2026	24,262	2,112
2027	20,101	2,074
2028	16,439	2,074
Thereafter	83,397	3,629
Total lease payments	$245,059	$16,476
Less: Imputed Interest	(53,112)	(2,842)
Present value of lease liabilities	$191,947	$13,634
(a) Excluding the three months ended December 31, 2022.

Average lease terms and discount rates at December 31, 2022 were as follows:

Weighted-average remaining lease term (years):
Operating leases	8.3
Finance Leases	7.2

Weighted-average discount rate:
Operating Leases	5.68%
Finance Leases	5.54%

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient fromthe Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP wherein Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”).

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

The State of Tennessee Department of Environment and Conservation (“TDEC”) identified the Memphis site as being potentially contaminated, raising the possibility that site operations could have resulted in soil and groundwater contamination involving volatile organic compounds and metals. In 2021, the TDEC performed a preliminary assessment of the site and recommended to the United States Environmental Protection Agency (“EPA”) that the site be listed on the National Priorities List established under CERCLA. The TDEC further recommended that the EPA fund an investigation of potential soil gas contamination in receptors near the site. The TDEC has also indicated that it will proceed with this investigation if the EPA does not act.

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

If the EPA decides to add this site to the National Priorities List, a Remedial Investigation/Feasibility Study (“RI/FS”) will be required. Hunter expects that the EPA will ask it to perform this work. If Hunter does not reach an agreement with the EPA to perform this work, the EPA will implement the RI/FS on its own. Should the EPA implement the RI/FS or perform further studies and/or subsequently remediate the site without first reaching an agreement with one or more relevant parties, the EPA would likely seek from such parties, including Hunter, reimbursement for the costs incurred.

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

(Unless otherwise indicated, US dollars and non-US currencies are in thousands, except per share data)

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

Through operating a diverse portfolio of businesses, we expect to reduce variability caused by external factors such as market cyclicality, seasonality, and weather. We achieve diversity by providing various product offerings and brands through multiple sales and distribution channels and conducting business across multiple countries which we consider our home markets. Griffon’s businesses, in particular its CPP operations, are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

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

On September 27, 2021, we announced we were exploring strategic alternatives for our Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash. Griffon classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction. While the process remains ongoing, there is no assurance that the process will result in any transaction being entered into or consummated.

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean Partners (“MidOcean”) for a contractual purchase price of $845,000. Hunter, part of our CPP segment, complements and diversifies our portfolio of leading consumer brands and products. We financed the acquisition of Hunter with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures.

Update on COVID-19 on our Business

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

Griffon believes it has adequate liquidity to invest in its existing businesses and execute its business plan, while managing its capital structure on both a short-term and long-term basis. At December 31, 2022, $342,613 of revolver capacity was available under Griffon's Credit Agreement and Griffon had cash and equivalents of $120,558.

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

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022. We continue to expect that this initiative will result in annual cash savings of $25,000. Realization of expected cash savings began in the current quarter. The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities.

In June 2018, Clopay acquired CornellCookson, a leading provider of rolling steel service doors, fire doors, and grilles. This transaction strengthened Clopay's strategic portfolio with a line of commercial rolling steel door products to complement Clopay's sectional door offerings in the commercial sector, and expanded the Clopay network of professional dealers focused on the commercial market.

In March 2018, we announced the combination of the ClosetMaid operations with those of AMES, which improved operational efficiencies by leveraging the complementary products, customers, warehousing and distribution, manufacturing, and sourcing capabilities of the two businesses.

In February 2018, we closed on the sale of our Clopay Plastics Products ("Plastics") business to Berry Global, Inc. ("Berry"), thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and improved Griffon's cash flow given the historically higher capital needs of the Plastics operations as compared to Griffon’s remaining businesses.

In October 2017, we acquired ClosetMaid from Emerson Electric Co. (NYSE:EMR). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. We believe that ClosetMaid is the leading brand in its category, with excellent consumer recognition.

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

On November 29, 2019, AMES acquired Vatre Group Limited ("Apta"), a leading U.K. supplier of innovative garden pottery and associated products sold to leading U.K. and Ireland garden centers. This acquisition broadens AMES' product offerings in the U.K. market and increases its in-country operational footprint.

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

During fiscal 2017, Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint, including the acquisitions of La Hacienda, an outdoor living brand of unique heating and garden décor products in the United Kingdom. The acquisition of La Hacienda, together with the February 2018 acquisition of Kelkay and November 2020 acquisition of Apta, provides AMES with additional brands and a platform for growth in the U.K. market and access to leading garden centers, retailers, and grocers in the UK and Ireland. In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in December 2016, and in September 2017 Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. The Hills, Tuscan Path and December, 2020 Quatro acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ portfolio of brands and its market position in Australia and New Zealand.

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

OVERVIEW

Revenue for the quarter ended December 31, 2022 was $649,384 compared to $591,749 in the prior year comparable quarter, an increase of 10%. Revenue increased at HBP by 29% but decreased at CPP by 11%. Hunter contributed $54,117 of revenue for the quarter, excluding Hunter revenue increased 1% to $595,267. Income from continuing operations was $48,702 or $0.88 per share, compared to $16,704, or $0.31 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Strategic review - retention and other of $8,232 ($6,222, net of tax, or $0.11 per share);
–    Proxy contest costs of $1,503 ($1,153, net of tax, or $0.02 per share);
–    Gain on sale of building of $10,852 ($8,323, net of tax, or $0.15 per share);
– Discrete and certain other tax benefits, net, of $333 or $0.01 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $1,716 ($1,330, net of tax, or $0.02 per share);
– Acquisition costs of $2,595 ($2,003, net of tax, or $0.04 per share); and
– Proxy contest costs of $2,291 ($1,768, net of tax, or $0.03 per share);
– Discrete and certain other tax benefits, net, of $891 or $0.02 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $47,421, or $0.86 per share, in the current year quarter compared to $20,914, or $0.39 per share in the prior year quarter.

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

	For the Three Months Ended December 31,
	2022	2021
	(Unaudited)

Income from continuing operations	$48,702	$16,704

Adjusting items:
Restructuring charges	—	1,716
Gain on sale of building	(10,852)	—
Acquisition costs	—	2,595
Strategic review - retention and other	8,232	—
Proxy expenses	1,503	2,291
Tax impact of above items	169	(1,501)
Discrete and certain other tax benefits, net	(333)	(891)

Adjusted income from continuing operations	$47,421	$20,914

Earnings per common share from continuing operations	$0.88	$0.31

Adjusting items, net of tax:
Restructuring charges	—	0.02
Gain on sale of building	(0.15)	—
Acquisition costs	—	0.04
Strategic review - retention and other	0.11	—
Proxy expenses	0.02	0.03
Discrete and certain other tax benefits, net	(0.01)	(0.02)

Adjusted earnings per common share from continuing operations	$0.86	$0.39

Weighted-average shares outstanding (in thousands)	55,298	53,753

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

RESULTS OF OPERATIONS

Three months ended December 31, 2022 and 2021

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

Consumer and Professional Products

	For the Three Months Ended December 31,
	2022		2021
United States	$153,667		$164,899
Europe	4,696		18,330
Canada	23,116		22,628
Australia	66,217		74,349
All other countries	5,115		2,967
Total Revenue	$252,811		$283,173
Adjusted EBITDA	(1,809)	(0.7)%	16,214	5.7%
Depreciation and amortization	13,127		8,606

For the quarter ended December 31, 2022, revenue decreased $30,362, or 11%, compared to the prior year period due to a 34% reduction in volume primarily in the U.S., the United Kingdom (U.K.) and Australia and a 3% unfavorable currency impact, partially offset by a 19% or $54,117 contribution from the Hunter acquisition, and favorable price and mix of 7%.

For the quarter ended December 31, 2022, Adjusted EBITDA loss of $1,809 compared to Adjusted EBITDA of $16,214 in the prior year quarter. The current quarter included Adjusted EBITDA of $4,428 from the Hunter acquisition. Excluding the Hunter contribution, Adjusted EBITDA loss of $6,237 compared to Adjusted EBITDA of $16,214 in the prior year quarter. The variance to prior year was primarily due to the unfavorable impact of the reduced volume noted above and the related impact on manufacturing absorption, and increased material costs in Australia and Canada, partially offset by the benefits of price and mix.

For the quarter ended December 31, 2022, segment depreciation and amortization increased $4,521 compared to the prior year comparable periods, due to the Hunter assets acquired and new assets placed in service.

On January 24, 2022, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a contractual purchase price of $845,000. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products.

Home and Building Products

	For the Three Months Ended December 31,
	2022		2021
Residential	$227,059		$177,787
Commercial	169,514		130,789
Total Revenue	$396,573		$308,576
Adjusted EBITDA	$124,145	31.3%	$56,297	18.2%
Depreciation and amortization	$3,846		$4,338

For the quarter ended December 31, 2022, HBP revenue increased $87,997, or 29%, compared to the prior year period due to favorable pricing and mix of 23% and volume of 6% driven by both residential and commercial. Residential and commercial sectional backlog and overall lead times continued to normalize during the quarter.

For the quarter ended December 31, 2022, Adjusted EBITDA increased 121% to $124,145 compared to $56,297 in the prior year period. Adjusted EBITDA benefited from the increased revenue noted above and reduced material costs, partially offset by increased labor and transportation costs.

For the quarter ended December 31, 2022, segment depreciation and amortization decreased compared with the prior year comparable period due to fully depreciated assets.

Unallocated

For the quarter ended December 31, 2022, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $13,776 compared to $13,263 in the prior year quarter. The increase in the current quarter, compared to the respective comparable prior year period, primarily relates to increased incentive and equity compensation.

Proxy expenses

During the quarters ended December 31, 2022 and 2021, we incurred $1,503 ($1,153, net of tax) and $2,291 ($1,768, net of tax) of proxy expenses (including legal and advisory fees) in SG&A, respectively. During the quarter ended December 31, 2021, proxy expenses related to a proxy contest initiated by a shareholder which was completed at the shareholder meeting on February 17, 2022. During the quarter ended December 31, 2022, proxy expenses related to a settlement entered into with a shareholder that had submitted a slate of director nominees.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $4,029 for the quarter ended December 31, 2022 compared to the comparable prior year period, primarily due to depreciation and amortization on the Hunter assets acquired and new assets placed in service.

Other Income (Expense)

For the quarters ended December 31, 2022 and 2021, Other income (expense) of $607 and $1,075, respectively, includes $67 and ($394), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(216) and $948, respectively, and $33 and $374, respectively, of net investment income. Other income (expense) also includes rental income of $212 and $156 for the three months ended December 31, 2022 and 2021, respectively. Additionally, it includes royalty income of $549 for the three months ended December 31, 2022.

Provision for income taxes

During the quarter ended December 31, 2022, the Company recognized a tax provision of $19,318 on income before taxes from continuing operations of $68,020, compared to a tax provision of $7,213 on income before taxes from continuing operations of $23,917 in the comparable prior year quarter. The current year quarter results include a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review (retention and other) of $8,232 ($6,222, net of tax), proxy costs of $1,503 ($1,153, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $333. The prior year quarter results included restructuring charges of $1,716 ($1,330, net of tax), acquisition costs of $2,595 ($2,003, net of tax), proxy contest costs of $2,291 ($1,768, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $891. Excluding these items, the effective tax rates for the quarters ended December 31, 2022 and 2021 were 29.1% and 31.5%, respectively.
Stock-based compensation
For the quarters ended December 31, 2022 and 2021, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $6,742 and $4,867, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2022, total other comprehensive gain, net of taxes, of $12,219 included a gain of $11,937 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Australian Dollars and British Pound, all in comparison to the US Dollar; a $862 benefit from pension amortization; and a $580 loss on cash flow hedges.

For the quarter ended December 31, 2021, total other comprehensive loss, net of taxes, of $2,751 included a loss of $2,319 from foreign currency translation adjustments primarily due to the weakening of the Euro and British Pound, all in comparison to the US Dollar; a $668 benefit from pension amortization; and a $1,100 loss on cash flow hedges.

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics to TTM for $330,000. Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations unless noted otherwise.

At December 31, 2022 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $5,288 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At December 31, 2022 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves total $7,062 and $8,072, respectively.

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

As of December 31, 2022, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $49,600. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2025 five-year secured $400,000 revolving credit facility ("Credit Facility"). At December 31, 2022, $342,613 of revolver capacity was available, subject to certain loan covenants, for borrowing under the Credit Agreement and we had cash and cash equivalents of $120,558.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Three Months Ended December 31,
	2022	2021
Net Cash Flows Provided by (Used In):
Operating activities	$75,480	$(85,005)
Investing activities	4,521	(9,969)
Financing activities	(78,363)	(8,612)

Cash provided by operating activities from continuing operations for the three months ended December 31, 2022 was $75,480 compared to cash used in continuing operations of $85,005 in the comparable prior year period. The variance was due to increased cash generated from operations at HBP and a decrease in working capital across all businesses, primarily accounts receivable and inventory.

During the quarter ended December 31, 2022, Cash provided by investing activities from continuing operations was $4,521 compared to cash used in investing activities from continuing operations of $9,969 in the comparable prior year period. In the current quarter, cash flows provided by investing activities from continuing operations primarily consisted of proceeds totaling $11,815 from the sale of a building, partially offset by capital expenditures of $4,726 and a working capital adjustment payment of $2,568 related to the sale of Telephonics. In the prior year comparable quarter, cash flows used in investing activities from continuing operations primarily consisted of capital expenditures of $10,573, partially offset by proceeds from the sale of investments totaling $575.

During the three months ended December 31, 2022, Cash used in financing activities from continuing operations totaled $78,363 compared to $8,612 used in the comparable prior year period. Cash used in financing activities from continuing operations in the current period consisted of net repayments of long-term debt of $57,716, primarily related to the Credit Facility, the purchase of treasury shares to satisfy vesting of restricted stock of $12,735, the payment of dividends of $7,126 and the payment of financing costs of $744. Cash used in financing activities from continuing operations in the prior year period consisted primarily of the purchase of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $5,260, partially offset by net proceeds from long-term debt of $8,315.

During the three months ended December 31, 2022, 345,051 shares, with a market value of $12,627, or $36.59 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended December 31, 2022, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2022, the Company declared and paid regular cash dividends totaling $0.36 per share, or $0.09 per share each quarter. Additionally, on June 27, 2022, the Board of Directors declared a special dividend of $2.00 per share, paid on July 20, 2022. During the three months ended December 31, 2022, the Board of Directors approved and paid a quarterly cash dividend of $0.10 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On January 30, 2023, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 23, 2023 to shareholders of record as of the close of business on February 23, 2023.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. As of December 31, 2022, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the three months ended December 31, 2022 under these share repurchase programs.

During the three months ended December 31, 2022, cash used in discontinued operations from operating activities of $1,953 primarily related to the settling of certain liabilities and environmental costs associated with the former Installations Services business. During the three months ended December 31, 2021, cash provided by discontinued operations from operating activities of $7,916 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with the former Installations Services business. During the three months ended December 31, 2021, Cash provided by discontinued operations from investing activities of $853 related to DE operations capital expenditures.

Cash and Equivalents and Debt	December 31,	September 30,
	2022	2022
Cash and equivalents	$120,558	$120,184
Notes payables and current portion of long-term debt	12,840	12,653
Long-term debt, net of current maturities	1,507,681	1,560,998
Debt discount/premium and issuance costs	20,895	21,909
Total debt	1,541,416	1,595,560
Debt, net of cash and equivalents	$1,420,858	$1,475,376

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due in 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes.

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of December 31, 2022, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $877,298 on December 31, 2022 based upon quoted market prices (level 1 inputs). At December 31, 2022, $10,434 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its current $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.50% (7.01% as of December 31, 2022). Additionally, there are two interest rate step-downs tied to achieving decreased secured leverage ratio thresholds, the first of which was achieved during 2022. The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, which began with the quarter ended June 30, 2022; potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $485,355 on December 31, 2022 based upon quoted market prices (level 1 inputs). At December 31, 2022, $8,472 of underwriting fees and other expenses incurred, remained to be amortized.

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

During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (5.91% at December 31, 2022) and SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (4.96% at December 31, 2022). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At December 31, 2022, there were $45,100 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,287; and $342,613 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2022, $12,751 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,072 as of December 31, 2022) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.04% CDOR and 5.79% Bankers Acceptance Rate CDN as of December 31, 2022). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity.  At December 31, 2022, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,072 as of December 31, 2022) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. The amendment refinanced the existing AUD 15,000 receivable purchase facility. The receivable purchase facility matures in March 2023, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (4.51% at December 31, 2022). At December 31, 2022, there was no balance outstanding under the receivable purchase facility with AUD 15,000 ($10,134 as of December 31, 2022) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.80% (5.23% at December 31, 2022). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (6.75% as of December 31, 2022). The revolving credit facility matures in July 2023, but is renewable upon mutual agreement with the lender. As of December 31, 2022, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 10,519 ($12,663 as of December 31, 2022). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At December 31, 2022, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.7x at December 31, 2022.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $57,246, a Term Loan B facility maturing in 2029 with an outstanding balance of $494,000 on December 31, 2022 and revolving credit facility maturing in 2025 with an outstanding balance of $45,100. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.50% (7.01% as of December 31, 2022). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the revolving credit facility interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (5.91% at December 31, 2022) and SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (4.96% at December 31, 2022).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2022, our largest customer, The Home Depot, represented 11% of Griffon’s consolidated revenue, 14% of CPP's revenue and 8% of HBP’s revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2022 and September 30, 2022 and for the three months ended December 31, 2022 and for the year ended September 30, 2022. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2022		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$532,317	$—	$2,301,215
Gross profit	$—	$191,989	$—	$752,982
Income (loss) from operations	$(11,656)	$83,127	$(43,492)	$(127,982)
Equity in earnings of Guarantor subsidiaries	$51,576	$—	$(184,618)	$—
Net income (loss)	$(18,245)	$51,576	$(74,423)	$(184,618)

Summarized Balance Sheet Information

	For the Three Months Ended		For the Year Ended
	December 31, 2022		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$56,386	$883,327	$49,238	$915,329
Non-current assets	14,810	1,389,550	15,571	1,393,864
Total assets	$71,196	$2,272,877	$64,809	$2,309,193

Current liabilities	$55,416	$243,269	$78,635	$275,165
Long-term debt	1,485,018	12,453	1,538,235	12,886
Other liabilities	3,779	350,218	4,331	322,224
Total liabilities	$1,544,213	$605,940	$1,621,201	$610,275

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2022.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2022. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: the outcome (if any) and impact of the strategic alternatives review process announced in May 2022; current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of COVID-19, or some other future pandemic, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 3 to the consolidated financial statements contained in this Report, the Company acquired Hunter Fan Company ("Hunter"). The acquisition represents approximately 9.0% of the Company's consolidated revenue for the year ended September 30, 2022, and approximately 31.0% of the Company's consolidated assets at September 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022 and September 30, 2022 excludes any evaluation of the internal control over financial reporting of Hunter. Griffon expects to include the internal controls with respect to Hunter operations in its assessment of the effectiveness of its internal controls over financial reporting as of the end of fiscal year 2023. During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2022	—	$—	—
November 1 - 30, 2022	78,770	42.01	—
December 1 - 31, 2022	266,281	34.99	—
Total	345,051	$36.59	—	$57,955

1.Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.
2.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2022, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs.

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

10.1*
Amendment No. 4 to Employment Agreement made as of November 14, 2022 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.9 to Annual Report on Form 10-K dated November 17, 2022 (Commission File No. 1-06620)).

10.2*
Amendment No. 1 to Employment Agreement made as of November 14, 2022 by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.15 to Annual Report on Form 10-K dated November 17, 2022 (Commission File No. 1-06620)).

10.3*
Amendment No. 2 to Severance Agreement made as of November 14, 2022 by and between Griffon Corporation and Brian G. Harris (Exhibit 10.19 to Annual Report on Form 10-K dated November 17, 2022 (Commission File No. 1-06620)).

10.4*
Amendment No. 2 to Severance Agreement made as of November 14, 2022 by and between Griffon Corporation and Seth L. Kaplan (Exhibit 10.13 to Annual Report on Form 10-K dated November 17, 2022 (Commission File No. 1-06620)).

10.5
Cooperation Agreement, dated as of January 8, 2023, by and among Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P., Voss Advisors GP, LLC, Voss Capital, LLC and Griffon Corporation (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed January 9, 2023).

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

Date: January 31, 2023