Form 10-Q
period 2023-03-31
GRIFFON CORP
filed 2023-05-04
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding at April 28, 2023 was 57,205,230.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2023	September 30, 2022
CURRENT ASSETS
Cash and equivalents	$175,592	$120,184
Accounts receivable, net of allowances of $13,255 and $12,137	386,119	361,653
Inventories	574,086	669,193
Prepaid and other current assets	77,769	62,453
Assets of discontinued operations	1,004	1,189
Total Current Assets	1,214,570	1,214,672
PROPERTY, PLANT AND EQUIPMENT, net	262,394	294,561
OPERATING LEASE RIGHT-OF-USE ASSETS	175,095	183,398
GOODWILL	327,864	335,790
INTANGIBLE ASSETS, net	655,911	761,914
OTHER ASSETS	20,134	21,553
ASSETS OF DISCONTINUED OPERATIONS	4,188	4,586
Total Assets	$2,660,156	$2,816,474

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$15,720	$12,653
Accounts payable	159,198	194,793
Accrued liabilities	169,386	171,797
Current portion of operating lease liabilities	29,889	31,680
Liabilities of discontinued operations	7,460	12,656
Total Current Liabilities	381,653	423,579
LONG-TERM DEBT, net	1,491,564	1,560,998
LONG-TERM OPERATING LEASE LIABILITIES	155,018	159,414
OTHER LIABILITIES	157,890	190,651
LIABILITIES OF DISCONTINUED OPERATIONS	5,720	4,262
Total Liabilities	2,191,845	2,338,904
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	468,311	477,570
Total Liabilities and Shareholders’ Equity	$2,660,156	$2,816,474

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2023 and 2022
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	48,702	—	—	—	—	48,702
Dividend	—	—	—	(6,145)	—	—	—	—	(6,145)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	345	(12,734)	—	—	(12,734)
Amortization of deferred compensation	—	—	—	—	—	—	—	571	571
Equity awards granted, net	—	—	(7,082)	—	(467)	7,082	—	—	—
ESOP allocation of common stock	—	—	1,127	—	—	—	—	—	1,127
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Other comprehensive income, net of tax	—	—	—	—	—	—	12,219	—	12,219
Balance at December 31, 2022	84,746	$21,187	$627,565	$386,617	27,560	$(425,768)	$(70,519)	$(12,234)	$526,848
Net loss	—	—	—	(62,255)	—	—	—	—	(62,255)
Dividend	—	—	—	(5,714)	—	—	—	—	(5,714)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	21	(254)	—	—	(254)
Amortization of deferred compensation	—	—	—	—	—	—	—	570	570
Equity awards granted, net	—	—	(617)	—	(40)	617	—	—	—
ESOP allocation of common stock	—	—	1,207	—	—	—	—	—	1,207
Stock-based compensation	—	—	5,296	—	—	—	—	—	5,296
Other comprehensive income, net of tax	—	—	—	—	—	—	2,613	—	2,613
Balance at March 31, 2023	84,746	$21,187	$633,451	$318,648	27,541	$(425,405)	$(67,906)	$(11,664)	$468,311

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2023 and 2022
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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$710,984	$779,617	$1,360,368	$1,371,366
Cost of goods and services	516,492	518,974	932,051	944,881
Gross profit	194,492	260,643	428,317	426,485

Selling, general and administrative expenses	160,301	157,838	313,021	285,190
Intangible asset impairment	100,000	—	100,000	—
Total operating expenses	260,301	157,838	413,021	285,190

Income (loss) from operations	(65,809)	102,805	15,296	141,295

Other income (expense)
Interest expense	(24,879)	(21,408)	(49,527)	(37,089)
Interest income	236	32	340	65
Gain on sale of building	—	—	10,852	—
Other, net	293	1,369	900	2,444
Total other expense, net	(24,350)	(20,007)	(37,435)	(34,580)

Income (loss) before taxes from continuing operations	(90,159)	82,798	(22,139)	106,715
Provision (benefit) for income taxes	(27,904)	24,638	(8,586)	31,851
Income (loss) from continuing operations	$(62,255)	$58,160	$(13,553)	$74,864

Discontinued operations:
Income from operations of discontinued operations	—	1,000	—	4,320
Provision (benefit) for income taxes	—	(6,529)	—	(5,803)
Income from discontinued operations	—	7,529	—	10,123
Net income (loss)	$(62,255)	$65,689	$(13,553)	$84,987

Basic earnings per common share:
Income (loss) from continuing operations	$(1.17)	$1.13	$(0.26)	$1.46
Income from discontinued operations	—	0.15	—	0.20
Basic earnings (loss) per common share	$(1.17)	$1.27	$(0.26)	$1.65

Basic weighted-average shares outstanding	53,038	51,668	52,809	51,423

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.17)	$1.09	$(0.26)	$1.40
Income from discontinued operations	—	0.14	—	0.19
Diluted earnings (loss) per common share	$(1.17)	$1.23	$(0.26)	$1.59

Diluted weighted-average shares outstanding	53,038	53,430	52,809	53,602

Dividends paid per common share	$0.10	$0.09	$0.20	$0.18

Net income (loss)	$(62,255)	$65,689	$(13,553)	$84,987
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	334	6,049	12,271	3,730
Pension and other post retirement plans	746	140	1,608	808
Change in cash flow hedges	1,533	(1,240)	953	(2,340)
Total other comprehensive income (loss), net of taxes	2,613	4,949	14,832	2,198
Comprehensive income (loss), net	$(59,642)	$70,638	$1,279	$87,185
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,553)	$84,987
Net income from discontinued operations	—	(10,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:

Depreciation and amortization	34,367	29,333
Stock-based compensation	13,335	9,959
Intangible asset impairments	100,000	—
Asset impairment charges - restructuring	59,118	806
Provision for losses on accounts receivable	343	578
Amortization of debt discounts and issuance costs	2,045	1,566
Fair value step-up of acquired inventory sold	—	2,701
Deferred income tax provision (benefit)	(25,744)	2,883
Gain on sale of assets and investments	(10,852)	(118)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(19,431)	(177,347)
(Increase) decrease in inventories	64,582	(106,534)
Increase in prepaid and other assets	3,451	6,063
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(51,409)	(18,652)
Other changes, net	5,384	525
Net cash provided by (used in) operating activities - continuing operations	161,636	(173,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11,837)	(22,030)
Acquired businesses, net of cash acquired	—	(851,464)
Payments related to sale of Telephonics	(2,568)	—
Proceeds from investments	—	14,923
Proceeds from the sale of property, plant and equipment	11,834	32
Net cash used in investing activities - continuing operations	(2,571)	(858,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,824)	(10,091)
Purchase of shares for treasury	(12,989)	(10,886)
Proceeds from long-term debt	45,419	975,291
Payments of long-term debt	(119,110)	(37,906)
Financing costs	—	(16,457)
Other, net	(127)	(27)
Net cash provided by ( used in) financing activities - continuing operations	(99,631)	899,924

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(2,598)	10,586
Net cash used in investing activities	—	(1,445)

Net cash provided by (used in) discontinued operations	(2,598)	9,141
Effect of exchange rate changes on cash and equivalents	(1,428)	(3,513)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	55,408	(126,360)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	120,184	248,653
CASH AND EQUIVALENTS AT END OF PERIOD	$175,592	$122,293

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

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction, and on April 20, 2023, Griffon announced that its Board of Directors, after extensive evaluation and deliberation, determined that the ongoing execution of the Company’s strategic plan was the best way to maximize value for shareholders and unanimously decided to conclude its review.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Update on COVID-19 on our Business

As of the date of this filing, government restrictions have been relaxed or eliminated as the health risk of COVID-19 has decreased; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses. See information provided in Part 1, Item 1A, “Risk Factors” our Form 10-K filed on November 18, 2022.

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

On March 31, 2023, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $901,667 and $489,540, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,619 at March 31, 2023 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2023, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. dollars.

At March 31, 2023, Griffon had $23,000 of Australian dollar contracts at a weighted average rate of $1.42 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $1,172 ($820, net of tax) at March 31, 2023. Upon settlement, gains of $155 and $2,416 were recorded in COGS during the three and six months ended March 31, 2023, respectively. All contracts expire in 28 to 90 days.

At March 31, 2023, Griffon had $32,750 of Chinese Yuan contracts at a weighted average rate of $6.90 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $655 ($478, net of tax) at March 31, 2023. Upon settlement, losses of $146 and $1,403 were recorded in COGS during the three and six months ended March 31, 2023, respectively. All contracts expire in 4 to 335 days.

At March 31, 2023, Griffon had $4,300 of Canadian dollar contracts at a weighted average rate of $1.32. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three months and six months ended March 31, 2023, fair value (losses)/gains of $(105) and $112, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $91 and $265 was recorded in Other income during the three months and six months ended March 31, 2023, respectively, for all settled contracts. All contracts expire in 30 to 359 days.

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

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean for a contractual purchase price of $845,000. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. For the six months ended March 31, 2023, Hunter's revenue and Segment Adjusted EBITDA was $130,326 and $16,659, respectively. Based on the final purchase price allocation, the goodwill recognized was $250,711, which was assigned to the CPP segment, and is not deductible for income tax purposes. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

	Proforma For the Three Months Ended March 31, 2022 (unaudited)	Proforma For the Six Months Ended March 31, 2022 (unaudited)
Revenue	$791,038	$1,461,877
Income from continuing operations	55,151	75,125

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The calculation of the final purchase price allocation is as follows:

Accounts receivable (1)	$64,602
Inventories(2)	110,299
Other current assets	7,940
Property, plant and equipment	15,007
Operating lease right-of-use assets	12,447
Goodwill	250,711
Intangible assets	616,000
Total assets acquired	$1,077,006

Accounts payable and accrued liabilities	$70,039
Current portion of operating lease liabilities	3,323
Deferred tax liability(3)	139,219
Long-term operating lease liabilities	9,123
Other long-term liabilities	3,848
Total liabilities assumed	$225,552
Total net assets acquired	$851,454
(1) Includes $67,201 of gross accounts receivable of which $2,599 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $113,287 of gross inventory of which $2,988 was reserved for obsolete items.
(3) Deferred tax liability recorded on primarily intangibles assets.

The amounts assigned to goodwill and major intangible asset classifications for the Hunter acquisition are as follows:

		Average Life (Years)
Goodwill	$250,711	N/A
Indefinite-lived intangibles (Hunter and Casablanca brands)	356,000	N/A
Definite-lived intangibles (Customer relationships)	260,000	20
Total goodwill and intangible assets	$866,711

During the quarter and six months ended March 31, 2023, there were no acquisition costs. During the quarter and six months ended March 31, 2022, the Company incurred acquisition costs of $6,708 and $9,303, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At March 31, 2023	At September 30, 2022
Raw materials and supplies	$153,004	$173,520
Work in process	35,035	50,963
Finished goods	386,047	444,710
Total	$574,086	$669,193

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
In connection with the Company's restructuring activities described in Note 17, Restructuring Charges, during the quarter ended March 31, 2023, CPP recorded an inventory impairment charge of $37,100 to adjust to net realizable value.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2023	At September 30, 2022
Land, building and building improvements	$158,500	$159,693
Machinery and equipment	430,953	511,779
Leasehold improvements	35,880	35,489
	625,333	706,961
Accumulated depreciation and amortization	(362,939)	(412,400)
Total	$262,394	$294,561

Depreciation and amortization expense for property, plant and equipment was $11,601 and $11,782 for the quarters ended March 31, 2023 and 2022, respectively, and $23,090 and $22,476 for the six months ended March 31, 2023 and 2022, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,646 and $4,256 for the quarters ended March 31, 2023 and 2022, respectively, and $8,885 and $7,656 for the six months ended March 31, 2023 and 2022, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.
Except as described in Note 17, Restructuring Charges, no event or indicator of impairment occurred during the three and six months ended March 31, 2023 which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	Six months ended March 31,
	2023	2022
Beginning Balance, October 1	$12,137	$8,787
Allowance for credit losses acquired	—	2,599
Provision for expected credit losses	2,395	1,889
Amounts written off charged against the allowance	(723)	(10)
Other, primarily foreign currency translation	(554)	235
Ending Balance, March 31	$13,255	$13,500

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

For the quarter ended March 31, 2023, indicators of goodwill impairment were present for our CPP reporting units driven by a decrease in year-to-date and forecasted sales and operating results due to elevated customer inventory levels and reduced consumer demand. As such, in connection with the preparation of our financial statements for the quarter ended March 31, 2023, we performed a quantitative assessment of the CPP reporting units goodwill using both an income based and market-based valuation approach. The impairment test did not result in a goodwill impairment. Indicators of impairment were not present for the HBP reporting unit.

The following table provide a summary of the carrying value of goodwill by segment as of September 30, 2022 and March 31, 2023, as follows:

	At September 30, 2022	Hunter Acquisition (1)	At March 31, 2023
Consumer and Professional Products	$144,537	$(7,926)	$136,611
Home and Building Products	191,253	—	191,253
Total	$335,790	$(7,926)	$327,864
(1) The decrease is due to the final allocation of the purchase price for the Hunter acquisition primarily related to deferred taxes.

In connection with the preparation of our financial statements for the quarter ended March 31, 2023, indicators of impairment were present for our CPP indefinite-lived intangible assets. As such, we determined the fair values of the indefinite-lived intangible assets by using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We compared the estimated fair values to their carrying amounts. The impairment test resulted in a pre-tax, non-cash impairment charge of $100,000 ($74,256, net of tax) to the gross carrying amount of our trademarks. The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2023			At September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$444,013	$102,786	23	$442,085	$91,143
Technology and patents	14,904	3,389	13	14,326	3,022
Total amortizable intangible assets	458,917	106,175		456,411	94,165
Trademarks	303,169	—		399,668	—
Total intangible assets	$762,086	$106,175		$856,079	$94,165

The gross carrying amount of intangible assets was impacted by $6,007 related to favorable foreign currency translation.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Amortization expense for intangible assets was $5,653 and $4,470 for the quarters ended March 31, 2023 and 2022, respectively, and $11,277 and $6,857 for the six months ended March 31, 2023 and 2022. The increase in intangible assets and amortization is related to the Hunter acquisition. Amortization expense for the remainder of 2023 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2023 - $10,508; 2024 - $21,305; 2025 - $21,305; 2026 - $21,305; 2027 - $21,305; 2028 - $21,305; thereafter $235,709.

NOTE 9 – INCOME TAXES

During the quarter ended March 31, 2023, the Company recognized a tax benefit of $27,904 on loss before taxes from continuing operations of $90,159, compared to a tax provision of $24,638 on income before taxes from continuing operations of $82,798 in the comparable prior year quarter. The current year quarter results included strategic review costs (retention and other) of $6,190 ($4,658, net of tax), restructuring charges of $78,334 ($58,529, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy costs of $614 ($471, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $8,723. The prior year quarter results included restructuring charges of $4,766 ($3,496, net of tax), acquisition costs of $6,708 ($6,146 net of tax), proxy costs of $4,661 ($3,591, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $683. Excluding these items, the effective tax rates for the quarters ended March 31, 2023 and 2022 were 29.5% and 28.5%, respectively.

During the six months ended March 31, 2023, the Company recognized a tax benefit of $8,586 on loss before taxes of $22,139, compared to a tax provision of $31,851 on income before taxes of $106,715 in the comparable prior year period. The six months ended March 31, 2023 included a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review costs (retention and other) of $14,422 ($10,880, net of tax), restructuring charges of $78,334 ($58,529, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy expenses of $2,117 ($1,624, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $9,056. The six months ended March 31, 2022 included restructuring charges of $6,482 ($4,826, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy costs of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $1,574. Excluding these items, the effective tax rates for the six months ended March 31, 2023 and 2022 were 29.4% and 29.1%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At March 31, 2023					At September 30, 2022
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$242	(9,930)	$965,087	5.75%	$974,775	$266	$(10,939)	$964,102	5.75%
Term Loan B due 2029	(b)	492,000	(1,058)	(8,120)	482,822	Variable	496,000	(1,144)	(8,823)	486,033	Variable
Revolver due 2025	(b)	30,880	—	(982)	29,898	Variable	97,328	—	(1,227)	96,101	Variable
Finance lease - real estate	(c)	12,406	—	—	12,406	Variable	13,091	—	—	13,091	Variable
Non US lines of credit	(d)	2,924	—	(11)	2,913	Variable	—	—	(2)	(2)	Variable
Non US term loans	(d)	12,323	—	(13)	12,310	Variable	12,090	—	(27)	12,063	Variable
Other long term debt	(e)	1,860	—	(12)	1,848	Variable	2,276	—	(13)	2,263	Variable
Totals		1,527,168	(816)	(19,068)	1,507,284		1,595,560	(878)	(21,031)	1,573,651
less: Current portion		(15,720)	—	—	(15,720)		(12,653)	—	—	(12,653)
Long-term debt		$1,511,448	$(816)	$(19,068)	$1,491,564		$1,582,907	$(878)	$(21,031)	$1,560,998

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,012	$(12)	$505	$14,505	5.9%	$14,375	$(12)	$518	$14,881
Term Loan B due 2029	(b)	7.5%	8,737	43	352	9,132	3.4%	4,767	30	232	5,029
Revolver due 2025	(b)	Variable	673	—	122	795	Variable	990	—	123	1,113
Finance lease - real estate	(c)	5.6%	174	—	—	174	5.6%	192	—	—	192
Non US lines of credit	(d)	Variable	205	—	12	217	Variable	7	—	3	10
Non US term loans	(d)	Variable	—	—	—	—	Variable	185	—	18	203
Other long term debt	(e)	Variable	64	—	1	65	Variable	61	—	—	61
Capitalized interest			(9)	—	—	(9)		(81)	—	—	(81)
Totals			$23,856	$31	$992	$24,879		$20,496	$18	$894	$21,408

		Six Months Ended March 31, 2023					Six Months Ended March 31, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,024	$(24)	$1,010	$29,010	6.0%	$28,750	$(24)	$1,036	$29,762
Term Loan B due 2029	(b)	7.0%	16,545	86	703	17,334	3.4%	4,767	30	232	5,029
Revolver due 2025	(b)	Variable	2,017	—	245	2,262	Variable	1,251	—	245	1,496
Finance lease - real estate	(c)	5.6%	352	—	—	352	5.6%	390	—	4	394
Non US lines of credit	(d)	Variable	360	—	25	385	Variable	10	—	7	17
Non US term loans	(d)	Variable	—	—	—	—	Variable	351	—	35	386
Other long term debt	(e)	Variable	194	—	1	195	Variable	158	—	1	159
Capitalized interest			(11)	—	—	(11)		(154)	—	—	(154)
Totals			$47,481	$62	$1,984	$49,527		$35,523	$6	$1,560	$37,089

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

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of March 31, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $901,667 on March 31, 2023 based upon quoted market prices (level 1 inputs). At March 31, 2023, $9,930 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and at March 31, 2023 a spread of 2.50% (7.55% as of March 31, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $489,540 on March 31, 2023 based upon quoted market prices (level 1 inputs). At March 31, 2023, $8,120 of underwriting fees and other expenses incurred, remained to be amortized.

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

    During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (5.71% at March 31, 2023). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
At March 31, 2023, there were $30,880 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,807; and $356,313 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2023, $12,406 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,076 as of March 31, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.25% using CDOR and 6.00% using Bankers Acceptance Rate CDN as of March 31, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity.  At March 31, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,076 as of March 31, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (4.88% at March 31, 2023). At March 31, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,094 as of March 31, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.80% (5.98% at March 31, 2023). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (7.50% as of March 31, 2023). The revolving credit facility matures in July 2023, but is renewable upon mutual agreement with the lender. The revolver had an outstanding balance of GBP 2,368 ($2,924 as of March 31, 2023) and the term and mortgage loan balances amounted to GBP 9,977 ($12,323 as of March 31, 2023). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At March 31, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the six months ended March 31, 2023, the Company paid two quarterly cash dividends of $0.10 per share each. On May 2, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on June 15, 2023 to shareholders of record as of the close of business on May 25, 2023. On April 20, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, payable on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of March 31, 2023, there were 328,473 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Restricted stock	$5,296	$4,314	$10,834	$8,204
ESOP	1,297	778	2,501	1,755
Total stock-based compensation	$6,593	$5,092	$13,335	$9,959

During the first quarter of 2023, Griffon granted 466,677 shares of restricted stock and restricted stock units ("RSUs"). This includes 249,480 shares of restricted stock and 11,901 RSUs granted to 44 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $8,385, or a weighted average fair value of $33.61 per share. This also includes 205,296 shares of restricted stock granted to two senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
can vest will range from a minimum of 51,324 to a maximum of 205,296, with the target number of shares being 102,648. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is $3,555, or a weighted average fair value of $34.63 per share. During the second quarter of 2023, Griffon granted 39,972 shares of restricted stock to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,211, or a weighted average fair value of $30.29 per share. During the six months ended March 31, 2023, 494,748 shares granted were issued out of treasury stock.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During the six months ended March 31, 2023, Griffon did not purchase any shares of common stock under these repurchase programs. As of March 31, 2023, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. On April 20, 2023, the Company's Board of Directors approved an increase to its share repurchase authorization to $257,955 from the prior unused authorization of $57,955.

During the three months ended March 31, 2023, 20,688 shares, with a market value of $782, or $37.80 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. During the six months ended March 31, 2023, 365,739 shares, with a market value of $12,881, or $35.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the six months ended March 31, 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Common shares outstanding	57,205	57,032	57,205	57,032
Unallocated ESOP shares	(933)	(1,769)	(933)	(1,769)
Non-vested restricted stock	(3,113)	(3,533)	(3,113)	(3,533)
Impact of weighted average shares	(121)	(62)	(350)	(307)
Weighted average shares outstanding - basic	53,038	51,668	52,809	51,423
Incremental shares from stock-based compensation	—	1,762	—	2,179
Weighted average shares outstanding - diluted	53,038	53,430	52,809	53,602

Anti-dilutive restricted stock excluded from diluted EPS computation	2,326	—	2,525	—
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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2023	2022	2023	2022
Consumer and Professional Products	$314,325	$411,012	$567,136	$694,185
Home and Building Products	396,659	368,605	793,232	677,181
Total revenue	$710,984	$779,617	$1,360,368	$1,371,366

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Residential repair and remodel	$103,403	$114,631	$185,109	$153,390
Retail	97,903	152,683	166,400	282,918
Residential new construction	11,698	12,019	24,185	22,346
Industrial	19,083	21,068	36,176	32,374
International excluding North America	82,238	110,611	155,266	203,157
Total Consumer and Professional Products	314,325	411,012	567,136	694,185
Residential repair and remodel	185,149	172,377	375,879	317,462
Commercial construction	176,243	157,376	345,757	288,165
Residential new construction	35,267	38,852	71,596	71,554
Total Home and Building Products	396,659	368,605	793,232	677,181
Total Consolidated Revenue	$710,984	$779,617	$1,360,368	$1,371,366

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31,
	2023			2022
	CPP	HBP	Total	CPP	HBP	Total
United States	$212,385	$378,341	$590,726	$264,747	$352,809	$617,556
Europe	19,070	—	19,070	46,783	7	46,790
Canada	21,570	15,406	36,976	31,029	13,878	44,907
Australia	56,585	—	56,585	62,188	—	62,188
All other countries	4,715	2,912	7,627	6,265	1,911	8,176
Consolidated revenue	$314,325	$396,659	$710,984	$411,012	$368,605	$779,617

	For the Six Months Ended March 31,
	2023			2022
	CPP	HBP	Total	CPP	HBP	Total
United States	$366,052	$757,641	$1,123,693	$429,646	$647,385	$1,077,031
Europe	23,766	16	23,782	65,113	44	65,157
Canada	44,686	30,761	75,447	53,657	25,891	79,548
Australia	122,802	—	122,802	136,537	—	136,537
All other countries	9,830	4,814	14,644	9,232	3,861	13,093
Consolidated revenue	$567,136	$793,232	$1,360,368	$694,185	$677,181	$1,371,366

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, non-cash impairment charges, loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Segment adjusted EBITDA:
Consumer and Professional Products	$19,635	$47,844	$17,826	$64,058
Home and Building Products	131,871	104,474	256,016	160,771
Segment adjusted EBITDA	151,506	152,318	273,842	224,829
Unallocated amounts, excluding depreciation *	(14,630)	(13,056)	(28,406)	(26,319)
Adjusted EBITDA	136,876	139,262	245,436	198,510
Net interest expense	(24,643)	(21,376)	(49,187)	(37,024)
Depreciation and amortization	(17,254)	(16,252)	(34,367)	(29,333)
Gain on sale of building	—	—	10,852	—
Strategic review - retention and other	(6,190)	—	(14,422)	—
Proxy expenses	(614)	(4,661)	(2,117)	(6,952)
Acquisition costs	—	(6,708)	—	(9,303)
Restructuring charges	(78,334)	(4,766)	(78,334)	(6,482)
Intangible asset impairment	(100,000)	—	(100,000)	—
Fair value step-up of acquired inventory sold	—	(2,701)	—	(2,701)
Income (loss) before taxes from continuing operations	$(90,159)	$82,798	$(22,139)	$106,715
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2023	2022	2023	2022
Segment:
Consumer and Professional Products	$13,303	$11,791	$26,430	$20,397
Home and Building Products	3,811	4,324	7,657	8,662
Total segment depreciation and amortization	17,114	16,115	34,087	29,059
Corporate	140	137	280	274
Total consolidated depreciation and amortization	$17,254	$16,252	$34,367	$29,333

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$3,474	$9,054	$6,132	$16,184
Home and Building Products	3,605	2,403	5,673	5,752
Total segment	7,079	11,457	11,805	21,936
Corporate	32	—	32	94
Total consolidated capital expenditures	$7,111	$11,457	$11,837	$22,030

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At March 31, 2023	At September 30, 2022
Segment assets:
Consumer and Professional Products	$1,788,097	$1,914,529
Home and Building Products	688,982	737,860
Total segment assets	2,477,079	2,652,389
Corporate	177,885	158,310
Total continuing assets	2,654,964	2,810,699
Discontinued operations	5,192	5,775
Consolidated total	$2,660,156	$2,816,474

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest cost	$1,826	$911	$3,651	$1,707
Expected return on plan assets	(2,554)	(2,835)	(5,107)	(5,424)
Amortization:
Recognized actuarial loss	945	845	1,889	1,690
Net periodic expense (income)	$217	$(1,079)	$433	$(2,027)

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

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2022
Revenue	$56,273	$110,266
Cost of goods and services	45,188	86,149
Gross profit	11,085	24,117
Selling, general and administrative expenses	10,289	20,309
Income from discontinued operations	796	3,808
Other income (expense)
Interest income, net	2	2
Other, net	202	510
Total other income (expense)	204	512
Income from discontinued operations before taxes	$1,000	$4,320
Provision for income taxes	(6,529)	(5,803)
Income from discontinued operations	$7,529	$10,123

Depreciation and amortization was excluded from the prior year results since DE was classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,400 and $5,100 for the quarter and six months ended March 31, 2022, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2023	At September 30, 2022
Assets of discontinued operations:
Prepaid and other current assets	$1,004	$1,189
Other long-term assets	4,188	4,586
Total assets of discontinued operations	$5,192	$5,775

Liabilities of discontinued operations:
Accrued liabilities, current	$7,460	$12,656
Other long-term liabilities	5,720	4,262
Total liabilities of discontinued operations	$13,180	$16,918

At March 31, 2023 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $4,587 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At March 31, 2023 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves total $8,593 and $8,072, respectively.

There was no reported revenue in the six ended March 31, 2023 and 2022 for Installations Services and other discontinued operations.

NOTE 17 – RESTRUCTURING CHARGES

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines. By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace.

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its facility footprint by approximately 1.2 million square feet, or approximately 15%, and its headcount by approximately 600. The affected U.S. locations will include Camp Hill and Harrisburg, PA; Grantsville, MD; Fairfield, IA; and four wood mills.

Implementation of this strategy over the duration of the project will result in charges of $120,000 to $130,000, including $50,000 to $55,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $70,000 to $75,000 of non-cash charges primarily related to asset write-downs. Capital investment in the range of $3,000 to $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition. In both the quarter and six months ended March 31, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $78,334. During the six ended March 31, 2023, cash charges totaled $19,216 and non-cash, asset-related charges totaled $59,118; the cash charges included $8,050 for one-time termination benefits and other personnel-related costs and $11,166 for facility exit costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

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

In the quarter and six months ended March 31, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $4,766 and $6,482, respectively. During both the three and six months ended March 31, 2022, cash charges totaled $4,427 and non-cash, asset-related charges totaled $2,055; the cash charges included $2,138 for one-time termination benefits and other personnel-related costs and $2,289 for facility exit costs. Non-cash charges included a $1,766 impairment charge related to certain fixed assets at several manufacturing locations and $289 of inventory that has no recoverable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Cost of goods and services	$74,645	$2,455	$74,645	$2,777
Selling, general and administrative expenses	3,689	2,311	3,689	3,705
Total restructuring charges	$78,334	$4,766	$78,334	$6,482

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Personnel related costs	$8,050	$1,878	$8,050	$2,138
Facilities, exit costs and other	11,166	1,122	11,166	2,289
Non-cash facility and other	59,118	1,766	59,118	2,055
Total	$78,334	$4,766	$78,334	$6,482

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the six months ended March 31, 2022 and 2023:

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

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs (2)	Total
Accrued liability at September 30, 2022	$386	$264	$—	$650
Q1 Cash payments	(74)	(93)	—	(167)
Accrued liability at December 31, 2022	$312	$171	$—	$483
Q2 Restructuring charges	8,050	11,166	59,118	78,334
Q2 Cash payments	(244)	(1,883)	—	(2,127)
Q2 Non-cash charges	—	—	(59,118)	(59,118)
Accrued liability at March 31, 2023	$8,118	$9,454	$—	$17,572
___________________
(2) Non-cash charges in Facility and Other Costs represent the non-cash impairment charges related to certain fixed assets at several manufacturing sights and to adjust inventory to net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2023 and 2022, Other income (expense) of $293 and $1,369, respectively, includes $164 and ($168), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(217) and $1,079, respectively, and $73 and $(203), respectively, of net investment income. Other income (expense) also includes rental income of $0 and $156 for the three months ended March 31, 2023 and 2022, respectively. Additionally, it includes royalty income of $476 and $616 for the three months ended March 31, 2023 and 2022, respectively.

For the six months ended March 31, 2023 and 2022, Other income (expense) of $900 and $2,444, respectively, includes $98 and $(562), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $(433) and $2,027, respectively, as well as $107 and $171, respectively, of net investment income (loss). Other income (expense) also includes rental income of $212 in both of the six months ended March 31, 2023 and 2022, as well as royalty income of $1,025 and $616 for the six months ended March 31, 2023 and 2022, respectively.

NOTE 19 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The current portion of warranty was $20,101 as of March 31, 2023 and $16,786 as of September 30, 2022. The long-term warranty liability was $1,240 at both March 31, 2023 and September 30, 2022.

Changes in Griffon’s warranty liability for the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning of period	$18,939	$9,572	$18,026	$7,818
Warranties issued and changes in estimated pre-existing warranties	6,413	5,788	11,080	9,249
Actual warranty costs incurred	(4,011)	(3,755)	(7,765)	(5,462)
Other warranty liabilities assumed from acquisitions	—	7,592	—	7,592
Balance, end of period	$21,341	$19,197	$21,341	$19,197

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2023			2022

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$334	$—	$334	$6,049	$—	$6,049
Pension and other defined benefit plans	941	(195)	746	177	(37)	140
Cash flow hedges	2,190	(657)	1,533	(1,771)	531	(1,240)
Total other comprehensive income (loss)	$3,465	$(852)	$2,613	$4,455	$494	$4,949

	For the Six Months Ended March 31,
	2023			2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$12,271	$—	$12,271	$3,730	$—	$3,730
Pension and other defined benefit plans	2,029	(421)	1,608	1,023	(215)	808
Cash flow hedges	1,361	(408)	953	(3,342)	1,002	(2,340)
Total other comprehensive income (loss)	$15,661	$(829)	$14,832	$1,411	$787	$2,198

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2023	At September 30, 2022
Foreign currency translation adjustments	$(44,899)	$(57,170)
Pension and other defined benefit plans	(25,691)	(27,299)
Change in Cash flow hedges	2,684	1,731
	$(67,906)	$(82,738)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2023	2022	2023	2022
Pension amortization	$(945)	$(845)	$(1,889)	$(1,690)
Cash flow hedges	9	1,384	1,013	2,917
Total gain (loss)	$(936)	$539	$(876)	$1,227
Tax benefit (expense)	197	(113)	184	(257)
Total	$(739)	$426	$(692)	$970
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Fixed	$11,373	$9,906	$22,667	$19,653
Variable (a), (b)	3,246	1,684	6,018	3,536
Short-term (b)	1,844	1,486	4,048	2,835
Total	$16,463	$13,076	$32,733	$26,024
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Six Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,701	$22,510
Financing cash flows from finance leases	1,309	1,401
Total	$21,010	$23,911

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	March 31, 2023	September 30, 2022
Operating Leases:
Right of use assets:
Operating right-of-use assets	$175,095	$183,398

Lease Liabilities:
Current portion of operating lease liabilities	$29,889	$31,680
Long-term operating lease liabilities	155,018	159,414
Total operating lease liabilities	$184,907	$191,094

Finance Leases:
Property, plant and equipment, net(1)	$12,797	$13,696

Lease Liabilities:
Notes payable and current portion of long-term debt	$1,899	$2,065
Long-term debt, net	11,185	11,995
Total financing lease liabilities	$13,084	$14,060

(1) Finance lease assets are recorded net of accumulated depreciation of $6,042 and $4,972 as of March 31, 2023 and September 30, 2022, respectively.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2023, $12,406 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2023(a)	$21,221	$1,336
2024	37,229	2,348
2025	34,382	2,170
2026	25,263	2,112
2027	20,889	2,074
2028	17,148	2,074
Thereafter	82,885	3,629
Total lease payments	$239,017	$15,743
Less: Imputed Interest	(54,110)	(2,659)
Present value of lease liabilities	$184,907	$13,084
(a) Excluding the six months ended March 31, 2023.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at March 31, 2023 were as follows:

Weighted-average remaining lease term (years):
Operating leases	8.2
Finance Leases	7.0

Weighted-average discount rate:
Operating Leases	5.76%
Finance Leases	5.55%

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed by early calendar 2024.

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

The State of Tennessee Department of Environment and Conservation (“TDEC”) identified the Memphis site as being potentially contaminated, raising the possibility that site operations could have resulted in soil and groundwater contamination involving volatile organic compounds and metals. In 2021, the TDEC performed a preliminary assessment of the site and recommended to the United States Environmental Protection Agency (“EPA”) that it include the site on the National Priorities List established under CERCLA. The TDEC further recommended that the EPA fund an investigation of potential soil gas contamination in receptors near the site. The TDEC has also indicated that it will proceed with this investigation if the EPA does not act.

It is unknown whether the EPA will add the Memphis Site to the National Priorities List, whether a site investigation will reveal contamination and, if there is contamination, the extent of any such contamination. However, given that certain PCB work was not completed in the past and the TDEC’s stated intent for the EPA to perform an investigation (and the statement by the TDEC that it will perform the investigation if the EPA will not), liability is probable in this matter. There are other potentially responsible parties for this site, including a former owner of Hunter; Hunter has notified such former owner of this matter, which may have certain liability for any required remediation.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

If the EPA decides to add this site to the National Priorities List, a Remedial Investigation/Feasibility Study (“RI/FS”) will be required. Hunter expects that the EPA will ask it to perform this work. If Hunter does not reach an agreement with the EPA to perform this work, the EPA will implement the RI/FS on its own. Should the EPA implement the RI/FS or perform further studies and/or subsequently remediate the site without first reaching an agreement with one or more relevant parties, the EPA would likely seek reimbursement from such parties, including Hunter, for the costs incurred.

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

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction, and on April 20, 2023, Griffon announced that its Board of Directors, after extensive evaluation and deliberation, determined that the ongoing execution of the Company’s strategic plan was the best way to maximize value for shareholders and unanimously decided to conclude its review.

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

Update on COVID-19 on our Business

As of the date of this filing, government restrictions have been relaxed or eliminated as the health risk of COVID-19 has decreased; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

CPP Global Sourcing Strategy Expansion and Restructuring Charges
On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines.

By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace. These actions will be essential to CPP achieving 15% EBITDA margins, while enhancing free cash flow through improved working capital and significantly lower capital expenditures.

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its facility footprint by approximately 1.2 million square feet, or approximately 15%, and its headcount by approximately 600. The affected U.S. locations will include Camp Hill and Harrisburg, Pennsylvania; Grantsville, Maryland; Fairfield, Iowa; and four wood mills.

Implementation of this strategy over the duration of the project will result in charges of $120,000 to $130,000, including $50,000 to $55,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $70,000 to $75,000 of non-cash charges primarily related to asset write-downs. Capital investment in the range of $3,000 to $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition.

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

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022. We continue to expect that this initiative will result in annual cash savings of $25,000. Realization of cash savings began in the first quarter of fiscal 2023. The cost to implement this new business platform, over the duration of the project, included one-time charges of approximately $51,869 and capital investments of approximately $15,000, net of future proceeds from the sale of exited facilities.

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

OVERVIEW

Revenue for the quarter ended March 31, 2023 was $710,984 compared to $779,617 in the prior year comparable quarter, a decrease of 9%. Revenue decreased at CPP by 24% partially offset by increased revenue at HBP of 8%. Adjusting for the period Griffon did not own Hunter in the prior year quarter, organic revenue decreased 12% to $689,335. Hunter contributed $21,649 of revenue during the current quarter. Loss from continuing operations was $62,255 or $1.17 per share, compared to income from continuing operations of $58,160, or $1.09 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Strategic review - retention and other of $6,190 ($4,658, net of tax, or $0.08 per share);
– Restructuring charges of $78,334 ($58,529, net of tax, or $1.06 per share);
– Intangible asset impairment charges of $100,000 ($74,256, net of tax, or $1.34 per share);
–    Proxy costs of $614 ($471, net of tax, or 0.01 per share);
– Discrete and certain other tax benefits, net, of $8,723 or $0.16 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $4,766 ($3,496, net of tax, or $0.07 per share);
– Acquisition costs of $6,708 ($6,146, net of tax, or $0.12 per share); and
– Proxy costs of $4,661 ($3,591, net of tax, or $0.07 per share);
–     Fair value step-up of acquired inventory sold of $2,701 ($2,007 , net of tax, or $0.04 per share); and
– Discrete and certain other tax benefits, net, of $683 or $0.01 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $66,936, or $1.21 per share, in the current year quarter compared to $72,717, or $1.36 per share in the prior year quarter.

Revenue for the six months ended March 31, 2023 was $1,360,368 compared to $1,371,366 in the prior year period, a decrease of 1%. Decreased revenue of 18% at CPP was partially offset by increased revenue of 17% at HBP. Adjusting for the period Griffon did not own Hunter in the prior year quarter, organic revenue decreased 6% to $1,284,602. Hunter contributed $75,766 of revenue during the year-to-date period. Loss from continuing operations was $13,553 or $0.26 per share, compared to income from continuing operations of $74,864, or $1.40 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Strategic review - retention and other of $14,422 ($10,880, net of tax, or $0.20 per share);
– Restructuring charges of $78,334 ($58,529, net of tax, or $1.06 per share);
– Intangible asset impairment charges of $100,000 ($74,256, net of tax, or $1.34 per share);
–    Proxy costs of $2,117 ($1,624, net of tax, or $0.03 per share);
–    Gain on sale of building of $10,852 ($8,323, net of tax, or $0.15 per share); and
– Discrete and certain other tax benefits, net, of $9,056 or $0.16 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $6,482 ($4,826, net of tax, or $0.09 per share);
– Acquisition costs of $9,303 ($8,149, net of tax, or $0.15 per share);
– Proxy costs of $6,952 ($5,359, net of tax, or $0.10 per share);
–    Fair value step-up of acquired inventory sold of $2,701 ($2,007 net of tax, or $0.04 per share); and
– Discrete and certain other tax benefits, net, of $1,574 or $0.03 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $114,357, or $2.07 per share in the current year period ended March 31, 2023 compared to $93,631, or $1.75 per share, in the comparable prior year period.

Griffon evaluates performance based on Net income and the related Earnings per share excluding restructuring charges, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Income (loss) from continuing operations to Adjusted income from continuing operations and Earnings (loss) per share from continuing operations to Adjusted earnings per share from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
	(Unaudited)

Income (loss) from continuing operations	$(62,255)	$58,160	$(13,553)	$74,864

Adjusting items:
Restructuring charges(1)	78,334	4,766	78,334	6,482
Intangible asset impairment	100,000	—	100,000	—
Gain on sale of building	—	—	(10,852)	—
Acquisition costs	—	6,708	—	9,303
Strategic review - retention and other	6,190	—	14,422	—
Proxy expenses	614	4,661	2,117	6,952
Fair value step-up of acquired inventory sold(2)	—	2,701	—	2,701
Tax impact of above items(3)	(47,224)	(3,596)	(47,055)	(5,097)
Discrete and certain other tax benefits, net(4)	(8,723)	(683)	(9,056)	(1,574)

Adjusted income from continuing operations	$66,936	$72,717	$114,357	$93,631

Earnings (loss) per common share from continuing operations	$(1.17)	$1.09	$(0.26)	$1.40

Adjusting items, net of tax:
Anti-dilutive share impact(5)	0.05	—	0.02	—
Restructuring charges(1)	1.06	0.07	1.06	0.09
Intangible asset impairment	1.34	—	1.34	—
Gain on sale of building	—	—	(0.15)	—
Acquisition costs	—	0.12	—	0.15
Strategic review - retention and other	0.08	—	0.20	—
Proxy expenses	0.01	0.07	0.03	0.10
Fair value step-up of acquired inventory sold	—	0.04	—	0.04
Discrete and certain other tax benefits, net(4)	(0.16)	(0.01)	(0.16)	(0.03)

Adjusted earnings per common share from continuing operations	$1.21	$1.36	$2.07	$1.75

Weighted-average shares outstanding (in thousands)	53,038	51,668	52,809	51,423

Diluted weighted-average shares outstanding (in thousands)(5)	55,364	53,430	55,334	53,602

Note: Due to rounding, the sum of earnings per common share from continuing operations and adjusting items, net of tax, may not equal adjusted earnings per common share from continuing operations.

(1) For the quarter and six months ended March 31, 2023, restructuring charges relates to the CPP global sourcing expansion, of which $74,645 is included in Cost of goods and services and $3,689 is included in SG&A.

(2) The fair value step-up of acquired inventory sold is included in Cost of goods and services.

(3) The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(4) Discrete and certain other tax benefits primarily relate to the impact of a rate differential between statutory and annual effective tax rate on items impacting the quarter.

(5) Loss from continuing operations is calculated using basic shares on the face of the income statement. Per share impact of using diluted shares represents the impact of converting from the basic shares used in calculating earnings per share from the Loss from continuing operations to the diluted shares used in calculating earnings per share from the adjusted income from continuing operations.

RESULTS OF OPERATIONS

Three and Six months ended March 31, 2023 and 2022

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

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2023		2022		2023		2022
United States	$212,385		$264,747		$366,052		$429,646
Europe	19,070		46,783		23,766		65,113
Canada	21,570		31,029		44,686		53,657
Australia	56,585		62,188		122,802		136,537
All other countries	4,715		6,265		9,830		9,232
Total Revenue	$314,325		$411,012		$567,136		$694,185
Adjusted EBITDA	19,635	6.2%	47,844	11.6%	$17,826	3.1%	$64,058	9.2%
Depreciation and amortization	13,303		11,791		$26,430		$20,397

For the quarter ended March 31, 2023, revenue decreased $96,687, or 24%, compared to the prior year period due to a 29% reduction in volume across all channels and geographies driven by reduced consumer demand, customer supplier diversification in the U.S. and elevated customer inventory levels, coupled with an unfavorable foreign exchange impact of 2%. These items were partially offset by $21,649 of Hunter revenue, or 5%, for the portion of the current quarter in which Hunter was not owned by Griffon in the prior year quarter, as well as price and mix of 2%. Hunter contributed $76,209 in the current quarter compared to $70,849 in the prior year comparable period.

For the quarter ended March 31, 2023, Adjusted EBITDA of $19,635 compared to Adjusted EBITDA of $47,844 in the prior year quarter. The variance to prior year was primarily due to the unfavorable impact of the reduced volume noted above, and its related impact on manufacturing and overhead absorption, and increased material costs in Australia and Canada. This was partially offset by $3,251 from the Hunter acquisition for the portion of the current quarter in which Hunter was not owned by Griffon in the prior year quarter and reduced discretionary spending. EBITDA reflected an unfavorable foreign exchange impact of 1%. Hunter contributed $12,231 in the current quarter compared to $14,339 in the prior year comparable period.

For the six months ended March 31, 2023, revenue decreased $127,049, or 18%, compared to the prior year period due to a 31% reduction in volume across all channels and geographies driven by reduced customer demand, elevated customer inventory levels, primarily in North America, the impact of customer supplier diversification in the U.S., and an unfavorable foreign exchange impact of 2%. These items were partially offset by $75,766 of Hunter revenue, or 11%, for the portion of the current quarter in which Hunter was not owned by Griffon in the prior year quarter, as well as price and mix of 4%. Hunter contributed $130,326 during the six months ended March 31, 2023 compared to $70,849 in the prior year comparable period.

For the six months ended March 31, 2023, Adjusted EBITDA decreased 72% to $17,826 compared to $64,058 in the prior year period. Excluding the Hunter contribution of $7,679, EBITDA of $10,147 decreased 84% primarily due to the unfavorable impact of the reduced volume noted above and its related impact on manufacturing and overhead absorption, and increased material costs in Australia, partially offset by reduced discretionary spending. EBITDA reflected an unfavorable foreign exchange impact of 2%. Hunter contributed $16,659 during the six months ended March 31, 2023 compared to $14,339 in the prior year comparable period.

For the quarter and six months ended March 31, 2023, segment depreciation and amortization increased $1,512 and $6,033, respectively, compared to the prior year comparable periods, due to the Hunter assets acquired and new assets placed in service.

On January 24, 2022, Griffon completed the acquisition of Hunter Fan Company (“Hunter”), a market leader in residential ceiling, commercial, and industrial fans for a contractual purchase price of $845,000. Hunter adds to Griffon's CPP segment, complementing and diversifying our portfolio of leading consumer brands and products.

CPP Global Sourcing Strategy Expansion and Restructuring Charges
On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines.

By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace. These actions will be essential to CPP achieving 15% EBITDA margins, while enhancing free cash flow through improved working capital and significantly lower capital expenditures.

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its U.S. facility footprint by approximately 1.2 million square feet, or 30%, and its headcount by approximately 600. The affected U.S. locations will include Camp Hill and Harrisburg, PA; Grantsville, MD; Fairfield, IA; and four wood mills.

Implementation of this strategy over the duration of the project will result in charges of $120,000 to $130,000, including $50,000 to $55,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $70,000 to $75,000 of non-cash charges primarily related to asset write-downs. Capital investment in the range of $3,000 to $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition.

In both the quarter and six months ended March 31, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $78,334. During the six months ended March 31, 2023, cash charges totaled $19,216 and non-cash, asset-related charges totaled $59,118; the cash charges included $8,050 for one-time termination benefits and other personnel-related costs and $11,166 for facility exit and other related costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges(1)	19,500	35,500	75,000	130,000	5,000
Q2 FY2023 Activity	(8,050)	(11,166)	(59,118)	(78,334)	—
Estimate to Complete	$11,450	$24,334	$15,882	$51,666	$5,000
________________________
(1)The above table represents the upper range of anticipated charges during the duration of the project.

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2023		2022		2023		2022
Residential	$220,416		$211,229		$447,475		$389,016
Commercial	176,243		157,376		345,757		288,165
Total Revenue	$396,659		$368,605		$793,232		$677,181
Adjusted EBITDA	131,871	33.2%	104,474	28.3%	$256,016	32.3%	$160,771	23.7%
Depreciation and amortization	3,811		4,324		$7,657		$8,662

For the quarter ended March 31, 2023, HBP revenue increased $28,054, or 8%, compared to the prior year period due to favorable pricing and mix of 14% driven by both residential and commercial. Total volume decreased 6% due to decreased residential volume, partially offset by increased commercial volume.

For the quarter ended March 31, 2023, Adjusted EBITDA increased 26% to $131,871 compared to $104,474 in the prior year period. Adjusted EBITDA benefited from the increased revenue noted above and reduced material costs, partially offset by increased labor, transportation, advertising and marketing costs.

For the six months ended March 31, 2023, revenue increased $116,051 or 17%, compared to the prior year period due to favorable mix and pricing of 17% driven by both residential and commercial. Total volume was in line with the prior year period with increased commercial volume offset by decreased residential volume.
For the six months ended March 31, 2023, Adjusted EBITDA increased 59% to $256,016 compared to $160,771 in the prior year period. The favorable variance resulted from the increased revenue noted above and reduced material costs, partially offset by increased labor, transportation, advertising and marketing costs.

For the quarter and six months ended March 31, 2023, segment depreciation and amortization decreased $513 and $1,005, respectively, compared to the prior year comparable periods, due to fully depreciated assets.

Unallocated

For the quarter ended March 31, 2023, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $14,630 compared to $13,056 in the prior year quarter; for the six months ended March 31, 2023, unallocated amounts totaled $28,406 compared to $26,319 in the prior year period. The increase in both the current quarter and six month periods, compared to their respective comparable prior year periods, primarily relates to increased incentive and equity compensation, medical claims, and travel expenses.

Proxy expenses

During the three and six months ended March 31, 2023, we incurred $614 ($471, net of tax) and $2,117 ($1,624, net of tax) of proxy expenses (including legal and advisory fees) in SG&A, respectively. During the quarter and six months ended March 31, 2023, proxy expenses related to a settlement entered into with a shareholder that had submitted a slate of director nominees. During the three and six months ended March 31, 2022, we incurred $4,661 and $6,952, respectively, of proxy expenses (including legal and advisory fees) in unallocated amounts as a result of a proxy contest initiated by a shareholder which was completed at the shareholder meeting on February 17, 2022.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $999 and $5,028 for the quarter and six months ended March 31, 2023, respectively, compared to the comparable prior year periods, primarily due to depreciation and amortization on new assets placed in service.

Other Income (Expense)

For the quarters ended March 31, 2023 and 2022, Other income (expense) of $293 and $1,369, respectively, includes $164 and ($168), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(217) and $1,079, respectively, and $73 and $(203), respectively, of net investment income. Other income (expense) also includes rental income of $0 and $156 for the three months ended March 31, 2023 and 2022, respectively. Additionally, it includes royalty income of $476 and 616 for the three months ended March 31, 2023 and 2022, respectively.

For the six months ended March 31, 2023 and 2022, Other income (expense) of $900 and $2,444, respectively, includes $98 and $(562), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $(433) and $2,027, respectively, as well as $107 and $171, respectively, of net investment income (loss). Other income (expense) also includes rental income of $212 in both of the six months ended March 31, 2023 and 2022. Additionally, it includes royalty income of $1,025 and $616 for the six months ended March 31, 2023 and 2022, respectively.

Provision for income taxes

During the quarter ended March 31, 2023, the Company recognized a tax benefit of $27,904 on loss before taxes from continuing operations of $90,159, compared to a tax provision of $24,638 on income before taxes from continuing operations of $82,798 in the comparable prior year quarter. The current year quarter results included strategic review costs (retention and other) of $6,190 ($4,658, net of tax), restructuring charges of $78,334 ($58,529, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy costs of $614 ($471, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $8,723. The prior year quarter results included restructuring charges of $4,766 ($3,496, net of tax), acquisition costs of $6,708 ($6,146, net of tax), proxy costs of $4,661 ($3,591, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $683. Excluding these items, the effective tax rates for the quarters ended March 31, 2023 and 2022 were 29.5% and 28.5%, respectively.

During the six months ended March 31, 2023, the Company recognized a tax benefit of $8,586 on loss before taxes of $22,139, compared to a tax provision of $31,851 on income before taxes of $106,715 in the comparable prior year period. The six months ended March 31, 2023 included a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review costs (retention and other) of $14,422 ($10,880, net of tax), restructuring charges of $78,334 ($58,529, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy expenses of $2,117 ($1,624, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $9,056. The six months ended March 31, 2022 included restructuring charges of $6,482 ($4,826, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy costs of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $2,701 ($2,007, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $1,574. Excluding these items, the effective tax rates for the six months ended March 31, 2023 and 2022 were 29.4% and 29.1%, respectively.
Stock-based compensation
For the quarters ended March 31, 2023 and 2022, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $6,593 and $5,092, respectively. For the six months ended March 31, 2023 and 2022, stock based compensation expense totaled $13,335 and $9,959, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2023, total other comprehensive loss, net of taxes, of $2,613 included a gain of $334 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound, partially offset by the weakening of Australian Dollars, all in comparison to the U.S. Dollar; a $746 benefit from pension amortization; and a $1,533 a gain on cash flow hedges.

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

For the six months ended March 31, 2023, total other comprehensive loss, net of taxes, of $14,832 included a gain of $12,271 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $1,608 benefit from pension amortization of actuarial losses; and a $953 gain on cash flow hedges.

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

At March 31, 2023 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $4,587 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At March 31, 2023 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $8,593 and $8,072, respectively.

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

As of March 31, 2023, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $71,300. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2025 five-year secured $400,000 revolving credit facility ("Credit Facility"). At March 31, 2023, $356,313 of revolver capacity was available, subject to certain loan covenants, for borrowing under the Credit Agreement and we had cash and cash equivalents of $175,592.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Six Months Ended March 31,
	2023	2022
Net Cash Flows Provided by (Used In):
Operating activities	$161,636	$(173,373)
Investing activities	(2,571)	(858,539)
Financing activities	(99,631)	899,924

Cash provided by operating activities from continuing operations for the six months ended March 31, 2023 was $161,636 compared to cash used in continuing operations of $173,373 in the comparable prior year period. The variance was due to increased cash generated from operations at HBP and a decrease in working capital across all businesses, primarily inventory and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities.

During the six months ended March 31, 2023, Cash used in investing activities from continuing operations was $2,571 compared to $858,539 in the comparable prior year period. In the current quarter, cash flows used in investing activities from continuing operations primarily consisted of a working capital adjustment payment of $2,568 related to the sale of Telephonics and capital expenditures of $11,837, partially offset by proceeds totaling $11,834 from the sale of a building. In the prior year comparable quarter, cash flows used in investing activities from continuing operations primarily consisted of a $851,464 payment to acquire Hunter on January 24, 2022 and capital expenditures of $22,030, partially offset by proceeds from the sale of investments totaling $14,923.

During the six months ended March 31, 2023, Cash used in financing activities from continuing operations totaled $99,631 compared to cash provided by financing activities from continuing operations of $899,924 in the comparable prior year period. Cash used in financing activities from continuing operations in the current period consisted of net repayments of long-term debt of $73,691, primarily related to the Credit Facility, the purchase of treasury shares to satisfy vesting of restricted stock of $12,989 and the payment of dividends of $12,824. Cash provided by financing activities from continuing operations in the prior year period consisted primarily of net proceeds from long-term debt of $937,385, primarily related to the Credit Facility, partially offset by the purchase of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $10,091.

During the six months ended March 31, 2023, 365,739 shares, with a market value of $12,881, or $35.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the three months ended March 31, 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2022, the Company declared and paid regular cash dividends totaling $0.36 per share, or $0.09 per share each quarter. Additionally, on June 27, 2022, the Board of Directors declared a special dividend of $2.00 per share, paid on July 20, 2022.

During the six months ended March 31, 2023, the Board of Directors approved and paid two quarterly cash dividends of $0.10 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On May 2, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on June 15, 2023 to shareholders of record as of the close of business on May 25, 2023. On April 20, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, payable on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of March 31, 2023, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs. No shares were repurchased during the six months ended March 31, 2023 under these share repurchase programs. On April 20, 2023, the Company's Board of Directors approved an increase to its share repurchase authorization to $257,955 from the prior unused authorization of $57,955.

During the six months ended March 31, 2023, cash used in discontinued operations from operating activities of $2,598 primarily related to the settling of certain liabilities and environmental costs associated with DE and the former Installations Services businesses. During the six months ended March 31, 2022, cash provided by discontinued operations from operating activities of $10,586 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with the former Installations Services business. During the six months ended March 31, 2022, Cash used by discontinued operations from investing activities of $1,445 related to DE operations capital expenditures.

Cash and Equivalents and Debt	March 31,	September 30,
	2023	2022
Cash and equivalents	$175,592	$120,184
Notes payables and current portion of long-term debt	15,720	12,653
Long-term debt, net of current maturities	1,491,564	1,560,998
Debt discount/premium and issuance costs	19,884	21,909
Total debt	1,527,168	1,595,560
Debt, net of cash and equivalents	$1,351,576	$1,475,376

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

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of March 31, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $901,667 on March 31, 2023 based upon quoted market prices (level 1 inputs). At March 31, 2023, $9,930 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and at March 31, 2023 a spread of 2.50% (7.55% as of March 31, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $489,540 on March 31, 2023 based upon quoted market prices (level 1 inputs). At March 31, 2023, $8,120 of underwriting fees and other expenses incurred, remained to be amortized.

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

During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (5.71% at March 31, 2023). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2023, there were $30,880 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,807; and $356,313 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2023, $12,406 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,076 as of March 31, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.25% using CDOR and 6.00% using Bankers Acceptance Rate CDN as of March 31, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity.  At March 31, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,076 as of March 31, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD $30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (4.88% at March 31, 2023). At March 31, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,094 as of March 31, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 438 and GBP 105 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,088 and GBP 2,349, respectively. Effective in January 2022, the Term Loan and Mortgage Loan were amended to replace GBP LIBOR with SONIA. The Term Loan and Mortgage Loans each accrue interest at the SONIA Rate plus 1.80% (5.98% at March 31, 2023). The revolving facility accrues interest at the Bank of England Base Rate plus 3.25% (7.50% as of March 31, 2023). The revolving credit facility matures in July 2023, but is renewable upon mutual agreement with the lender. The revolver had an outstanding balance of GBP 2,368 ($2,924 as of March 31, 2023) and the term and mortgage loan balances amounted to GBP 9,977 ($12,310 as of March 31, 2023). The revolver and the term loan are both secured by substantially all the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At March 31, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.5x at March 31, 2023.

Capital Resource Requirements

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines. By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace. These actions will be essential to CPP achieving 15% EBITDA margins, while enhancing free cash flow through improved working capital and significantly lower capital expenditures. For additional information, see CPP reportable segments discussion.

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $57,246, a Term Loan B facility maturing in 2029 with an outstanding balance of $492,000 on March 31, 2023 and revolving credit facility maturing in 2025 with an outstanding balance of $30,880. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.50% (7.55% as of March 31, 2023). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the revolving credit facility interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (5.91% at March 31, 2023) and SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (5.71% at March 31, 2023).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2023, our largest customer, The Home Depot, represented 11% of Griffon’s consolidated revenue, 16% of CPP's revenue and 9% of HBP’s revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2023 and September 30, 2022 and for the six months ended March 31, 2023 and for the year ended September 30, 2022. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,123,152	$—	$2,301,215
Gross profit	$(74,645)	$420,521	$—	$752,982
Income (loss) from operations	$(99,457)	$104,317	$(43,492)	$(127,982)
Equity in earnings of Guarantor subsidiaries	$53,286	$—	$(184,618)	$—
Net income (loss)	$(81,792)	$53,286	$(74,423)	$(184,618)

Summarized Balance Sheet Information

	For the Six Months Ended		For the Year Ended
	March 31, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$113,026	$856,065	$49,238	$915,329
Non-current assets	11,367	1,316,253	15,571	1,393,864
Total assets	$124,393	$2,172,318	$64,809	$2,309,193

Current liabilities	$62,032	$243,846	$78,635	$275,165
Long-term debt	1,469,807	12,019	1,538,235	12,886
Other liabilities	3,300	293,340	4,331	322,224
Total liabilities	$1,535,139	$549,205	$1,621,201	$610,275

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including, in particular, the expanded CPP outsourcing strategy announced in May 2023; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of COVID-19, or some other future pandemic, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 3 to the consolidated financial statements contained in this Report, the Company acquired Hunter Fan Company ("Hunter"). The acquisition represents approximately 9.0% of the Company's consolidated revenue for the year ended September 30, 2022, and approximately 31.0% of the Company's consolidated assets at September 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 and September 30, 2022 excludes any evaluation of the internal control over financial reporting of Hunter. Griffon expects to include the internal controls with respect to Hunter operations in its assessment of the effectiveness of its internal controls over financial reporting as of the end of fiscal year 2023. During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

The following risk factor should also be considered:

The expansion of CPP’s global sourcing strategy may not achieve its intended results.

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines. This expansion of CPP’s global sourcing strategy will increase Griffon’s exposure to certain other risks to which it is subject, including those related to the procurement of products from third party suppliers, many of whom are located in China and other foreign jurisdictions. Griffon will also be subject to unique risks associated with the implementation of CPP’s expanded global sourcing strategy, including potential negative effects relating to the closing of domestic manufacturing facilities and the related termination of employees. There is a risk that CPP’s ability to provide products to its customers will be disrupted as CPP increases its reliance on third party suppliers and expands its distribution system for products manufactured by third parties. CPP may also not realize the proceeds it expects from the sale of facilities that will no longer be used by CPP.

CPP’s expanded global sourcing strategy may increase its exposure to cybersecurity risks, as discussed in the risk factor titled “Griffon’s operations and reputation may be adversely impacted if our information technology (IT) systems, or the IT systems of third parties with whom we do business, fail to perform adequately or if we or such third parties are the subject of a data breach or cyber-attack” that appears in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2022.

CPP’s expanded global sourcing strategy is designed to better position CPP to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, which is in turn expected to improve CPP’s competitive positioning. There is no guarantee that the restructuring will achieve these intended results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2023	—	$—	—
February 1 - 28, 2023	11,599	39.99	—
March 1 - 31, 2023	9,089	35.03	—
Total	20,688	$37.80	—	$57,955

1.Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.
2.On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2023, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. On April 20, 2023, the Company's Board of Directors approved an increase to its share repurchase authorization to $257,955 from the prior unused authorization of $57,955. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions.

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

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 3, 2023