Form 10-Q
period 2023-06-30
GRIFFON CORP
filed 2023-08-03
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding at July 31, 2023 was 54,603,921.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2023	September 30, 2022
CURRENT ASSETS
Cash and equivalents	$151,790	$120,184
Accounts receivable, net of allowances of $12,516 and $12,137	359,398	361,653
Inventories	554,958	669,193
Prepaid and other current assets	64,108	62,453
Assets of discontinued operations	984	1,189
Total Current Assets	1,131,238	1,214,672
PROPERTY, PLANT AND EQUIPMENT, net	262,623	294,561
OPERATING LEASE RIGHT-OF-USE ASSETS	174,187	183,398
GOODWILL	327,864	335,790
INTANGIBLE ASSETS, net	651,096	761,914
OTHER ASSETS	20,066	21,553
ASSETS OF DISCONTINUED OPERATIONS	4,141	4,586
Total Assets	$2,571,215	$2,816,474

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,043	$12,653
Accounts payable	152,202	194,793
Accrued liabilities	183,161	171,797
Current portion of operating lease liabilities	29,637	31,680
Liabilities of discontinued operations	7,260	12,656
Total Current Liabilities	382,303	423,579
LONG-TERM DEBT, net	1,536,415	1,560,998
LONG-TERM OPERATING LEASE LIABILITIES	154,608	159,414
OTHER LIABILITIES	156,533	190,651
LIABILITIES OF DISCONTINUED OPERATIONS	5,650	4,262
Total Liabilities	2,235,509	2,338,904
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	335,706	477,570
Total Liabilities and Shareholders’ Equity	$2,571,215	$2,816,474

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2023 and 2022
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	48,702	—	—	—	—	48,702
Dividend	—	—	—	(6,145)	—	—	—	—	(6,145)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	345	(12,734)	—	—	(12,734)
Amortization of deferred compensation	—	—	—	—	—	—	—	571	571
Equity awards granted, net	—	—	(7,082)	—	(467)	7,082	—	—	—
ESOP allocation of common stock	—	—	1,127	—	—	—	—	—	1,127
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Other comprehensive income, net of tax	—	—	—	—	—	—	12,219	—	12,219
Balance at December 31, 2022	84,746	$21,187	$627,565	$386,617	27,560	$(425,768)	$(70,519)	$(12,234)	$526,848
Net loss	—	—	—	(62,255)	—	—	—	—	(62,255)
Dividend	—	—	—	(5,714)	—	—	—	—	(5,714)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	21	(254)	—	—	(254)
Amortization of deferred compensation	—	—	—	—	—	—	—	570	570
Equity awards granted, net	—	—	(617)	—	(40)	617	—	—	—
ESOP allocation of common stock	—	—	1,207	—	—	—	—	—	1,207
Stock-based compensation	—	—	5,296	—	—	—	—	—	5,296
Other comprehensive income, net of tax	—	—	—	—	—	—	2,613	—	2,613
Balance at March 31, 2023	84,746	$21,187	$633,451	$318,648	27,541	$(425,405)	$(67,906)	$(11,664)	$468,311
Net income	—	—	—	49,205	—	—	—	—	49,205
Dividend	—	—	—	(121,461)	—	—	—	—	(121,461)
Amortization of deferred compensation	—	—	—	—	—	—	—	6,630	6,630
Common stock acquired	—	—	—	—	2,542	(86,009)	—	—	(86,009)
ESOP allocation of common stock	—	—	13,609	—	—	—	—	—	13,609
Stock-based compensation	—	—	5,106	—	—	—	—	—	5,106
Other comprehensive income, net of tax	—	—	—	—	—	—	315	—	315
Balance at June 30, 2023	84,746	$21,187	$652,166	$246,392	30,083	$(511,414)	$(67,591)	$(5,034)	$335,706

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2023 and 2022
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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	$683,430	$768,179	$2,043,798	$2,139,545
Cost of goods and services	408,806	507,578	1,340,857	1,452,459
Gross profit	274,624	260,601	702,941	687,086

Selling, general and administrative expenses	172,439	157,387	485,460	442,577
Intangible asset impairment	—	—	100,000	—
Total operating expenses	172,439	157,387	585,460	442,577

Income from operations	102,185	103,214	117,481	244,509

Other income (expense)
Interest expense	(25,641)	(24,022)	(75,168)	(61,111)
Interest income	434	61	774	126
Gain on sale of building	—	—	10,852	—
Debt extinguishment, net	—	(5,287)	—	(5,287)
Other, net	1,475	2,084	2,375	4,528
Total other expense, net	(23,732)	(27,164)	(61,167)	(61,744)

Income before taxes from continuing operations	78,453	76,050	56,314	182,765
Provision for income taxes	29,248	23,268	20,662	55,119
Income from continuing operations	$49,205	$52,782	$35,652	$127,646

Discontinued operations:
Income from operations of discontinued operations	—	113,457	—	117,777
Provision for income taxes	—	25,952	—	20,149
Income from discontinued operations	—	87,505	—	97,628
Net income	$49,205	$140,287	$35,652	$225,274

Basic earnings per common share:
Income from continuing operations	$0.94	$1.02	$0.68	$2.48
Income from discontinued operations	—	1.69	—	1.89
Basic earnings per common share	$0.94	$2.71	$0.68	$4.37

Basic weighted-average shares outstanding	52,304	51,734	52,640	51,527

Diluted earnings per common share:
Income from continuing operations	$0.90	$0.98	$0.65	$2.38
Income from discontinued operations	—	1.62	—	1.82
Diluted earnings per common share	$0.90	$2.60	$0.65	$4.19

Diluted weighted-average shares outstanding	54,602	53,914	55,087	53,704

Dividends paid per common share	$2.125	$0.09	$2.325	$0.27

Net income	$49,205	$140,287	$35,652	$225,274
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,309	(17,823)	14,580	(14,093)
Pension and other post retirement plans	747	1,196	2,355	2,004
Change in cash flow hedges	(2,741)	2,450	(1,788)	110
Total other comprehensive income (loss), net of taxes	315	(14,177)	15,147	(11,979)
Comprehensive income, net	$49,520	$126,110	$50,799	$213,295
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,652	$225,274
Net income from discontinued operations	—	(97,628)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:

Depreciation and amortization	50,036	47,021
Stock-based compensation	28,587	15,978
Intangible asset impairments	100,000	—
Asset impairment charges - restructuring	59,118	2,494
Provision for losses on accounts receivable	689	1,008
Amortization of debt discounts and issuance costs	3,068	2,753
Debt extinguishment, net	—	5,287
Fair value step-up of acquired inventory sold	—	5,401
Deferred income tax provision (benefit)	(25,744)	1,465
Gain on sale of assets and investments	(10,852)	(303)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable	6,236	(81,825)
(Increase) decrease in inventories	84,190	(135,473)
(Increase) decrease in prepaid and other assets	1,887	(13,388)
Decrease in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(36,945)	(44,864)
Other changes, net	13,081	1,799
Net cash provided by (used in) operating activities - continuing operations	309,003	(65,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(20,183)	(33,516)
Acquired businesses, net of cash acquired	—	(851,464)
Proceeds (payments) from sale of business, net	(2,568)	295,712
Proceeds from investments	—	14,923
Proceeds from the sale of property, plant and equipment	11,840	89
Net cash used in investing activities - continuing operations	(10,911)	(574,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(127,372)	(14,906)
Purchase of shares for treasury	(98,350)	(10,886)
Proceeds from long-term debt	102,558	984,314
Payments of long-term debt	(139,244)	(427,883)
Financing costs	—	(17,065)
Other, net	(152)	188
Net cash provided by ( used in) financing activities - continuing operations	(262,560)	513,762

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(2,799)	26,889
Net cash used in investing activities	—	(2,627)

Net cash provided by (used in) discontinued operations	(2,799)	24,262
Effect of exchange rate changes on cash and equivalents	(1,127)	(2,733)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	31,606	(103,966)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	120,184	248,653
CASH AND EQUIVALENTS AT END OF PERIOD	$151,790	$144,687

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

On August 1, 2023, Griffon amended its credit agreement to increase the total amount available for borrowing under its revolving credit facility from $400,000 to $500,000, extend the maturity date of the revolving credit facility from March 22, 2025 to August 1, 2028 and modify certain other provisions of the facility (the "Credit Agreement"). See Note 10, Long-Term Debt for further details.

On June 27, 2022, we completed the sale of our Defense Electronics segment which consisted of our Telephonics subsidiary for $330,000 in cash, excluding customary post-closing adjustments. As a result, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities have been classified as assets and liabilities of discontinued operations in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Update on COVID-19 on our Business

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses. See Part 1, Item 1A, “Risk Factors” of our Form 10-K filed on November 18, 2022.

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

On June 30, 2023, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $904,104 and $487,550, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,697 at June 30, 2023 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2023, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. dollars.

At June 30, 2023, Griffon had $18,000 of Australian dollar contracts at a weighted average rate of $1.45 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $757 ($530, net of tax) at June 30, 2023. Upon settlement, gains of $882 and $3,298 were recorded in COGS during the three and nine months ended June 30, 2023, respectively. All contracts expire in 30 to 89 days.

At June 30, 2023, Griffon had $55,500 of Chinese Yuan contracts at a weighted average rate of $6.95 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,672 ($1,220, net of tax) at June 30, 2023. Upon settlement, losses of $241 and $1,644 were recorded in COGS during the three and nine months ended June 30, 2023, respectively. All contracts expire in 5 to 392 days.

At June 30, 2023, Griffon had $5,800 of Canadian dollar contracts at a weighted average rate of $1.33. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three months and nine months ended June 30, 2023, fair value losses of $116 and $4, respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $51 and $317 was recorded in Other income during the three months and nine months ended June 30, 2023, respectively, for all settled contracts. All contracts expire in 5 to 447 days.

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

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean for a contractual purchase price of $845,000. The acquisition was primarily financed with a new $800,000 seven year Term Loan B facility; we used a combination of cash on hand and revolver borrowings to fund the balance of the purchase price and related acquisition and debt expenditures. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. For the nine months ended June 30, 2023, Hunter's revenue and Segment adjusted EBITDA was $218,105 and $41,746, respectively. Based on the final purchase price allocation, the goodwill recognized was $250,711, which was assigned to the CPP segment, and is not deductible for income tax purposes. The following unaudited proforma summary from continuing operations for the nine month period presents consolidated information as if the Company acquired Hunter on October 1, 2021:

Proforma For the Nine Months Ended June 30, 2022 (unaudited)
Revenue	$2,230,056
Income from continuing operations	127,299

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the Telephonics business as a discontinued operation, to the historical results of Hunter after applying Griffon’s accounting policies and the following proforma adjustments:

•Depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2021.
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

During the quarter and nine months ended June 30, 2023, there were no acquisition costs. During the nine months ended June 30, 2022, the Company incurred acquisition costs of $9,303. During the three months ended June 30, 2022, no acquisition costs were incurred.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At June 30, 2023	At September 30, 2022
Raw materials and supplies	$160,071	$173,520
Work in process	34,572	50,963
Finished goods	360,315	444,710
Total	$554,958	$669,193

In connection with the Company's restructuring activities described in Note 17, Restructuring Charges, during the nine months ended June 30, 2023, CPP recorded an inventory impairment charge of $37,100 to adjust to net realizable value.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2023	At September 30, 2022
Land, building and building improvements	$159,689	$159,693
Machinery and equipment	439,989	511,779
Leasehold improvements	36,290	35,489
	635,968	706,961
Accumulated depreciation and amortization	(373,345)	(412,400)
Total	$262,623	$294,561

Depreciation and amortization expense for property, plant and equipment was $10,000 and $12,173 for the quarters ended June 30, 2023 and 2022, respectively, and $33,090 and $34,650 for the nine months ended June 30, 2023 and 2022, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,404 and $4,578 for the quarters ended June 30, 2023 and 2022, respectively, and $13,289 and $12,234 for the nine months ended June 30, 2023 and 2022, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.
Except as described in Note 17, Restructuring Charges, no event or indicator of impairment occurred during the three and nine months ended June 30, 2023 which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Nine months ended June 30,
	2023	2022
Beginning Balance, October 1	$12,137	$8,787
Allowance for credit losses acquired	—	2,599
Provision for expected credit losses	2,732	2,430
Amounts written off charged against the allowance	(1,916)	(159)
Other, primarily foreign currency translation	(437)	(116)
Ending Balance, June 30	$12,516	$13,541

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the three months ended June 30, 2023. During the three months ended March 31, 2023, indicators of goodwill impairment were present for our CPP reporting units driven by a decrease in year-to-date and forecasted sales and operating results due to elevated customer inventory levels and reduced consumer demand. As such, in connection with the preparation of our financial statements for the second quarter ended March 31, 2023, we performed a quantitative assessment of the CPP reporting units goodwill using both an income based and market-based valuation approach. The impairment test performed during the second quarter ended March 31, 2023 did not result in a goodwill impairment. Indicators of impairment were not present for the HBP reporting unit during the second quarter ended March 31, 2023.

The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2022 and June 30, 2023, as follows:

	At September 30, 2022	Hunter Acquisition (1)	At June 30, 2023
Consumer and Professional Products	$144,537	$(7,926)	$136,611
Home and Building Products	191,253	—	191,253
Total	$335,790	$(7,926)	$327,864
(1) The decrease is due to the final allocation of the purchase price for the Hunter acquisition primarily related to deferred taxes.

In connection with the preparation of our financial statements for the second quarter ended March 31, 2023, indicators of impairment were present for our CPP indefinite-lived intangible assets. As such, we determined the fair values of the indefinite-lived intangible assets by using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We compared the estimated fair values to their carrying amounts. The impairment test resulted in a pre-tax, non-cash impairment charge of $100,000 ($74,256, net of tax) to the gross carrying amount of our trademarks. Indicators of impairment were not present for any of Griffon's indefinite-lived intangible assets during the three months ended June 30, 2023. The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2023			At September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$444,602	$108,510	23	$442,085	$91,143
Technology and patents	15,178	3,595	13	14,326	3,022
Total amortizable intangible assets	459,780	112,105		456,411	94,165
Trademarks	303,421	—		399,668	—
Total intangible assets	$763,201	$112,105		$856,079	$94,165

The gross carrying amount of intangible assets was impacted by $7,122 related to favorable foreign currency translation.

Amortization expense for intangible assets was $5,669 and $5,514 for the quarters ended June 30, 2023 and 2022, respectively, and $16,946 and $12,371 for the nine months ended June 30, 2023 and 2022, respectively. The increase in intangible assets and amortization is related to the Hunter acquisition. Amortization expense for the remainder of 2023 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2023 - $4,839; 2024 - $21,305; 2025 - $21,305; 2026 - $21,305; 2027 - $21,305; 2028 - $21,305; thereafter $236,311.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended June 30, 2023, the Company recognized a tax provision of $29,248 on income before taxes from continuing operations of $78,453, compared to a tax provision of $23,268 on income before taxes from continuing operations of $76,050 in the prior year quarter. The current year quarter results included strategic review costs (retention and other) of $5,812 ($4,378, net of tax), restructuring charges of $3,862 ($2,831, net of tax), special dividend Employee Stock Ownership Plan ("ESOP") charges of $9,042 ($6,936, net of tax), proxy costs of $568 ($435, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $6,519. The prior year quarter results included restructuring charges of $5,909 ($4,359, net of tax), fair value step-up of acquired inventory sold of $2,700 ($2,005, net of tax), strategic review - retention and other of $3,220 ($2,416, net of tax), debt extinguishment, net, of $5,287 ($4,022, net of tax), and discrete and certain other tax provisions, net, that affect comparability of $913. Excluding these items, the effective tax rates for the quarters ended June 30, 2023 and 2022 were 28.1% and 28.6%, respectively.

During the nine months ended June 30, 2023, the Company recognized a tax provision of $20,662 on income before taxes from continuing operations of $56,314, compared to a tax provision of $55,119 on income before taxes from continuing operations of $182,765 in the prior year period. The nine months ended June 30, 2023 included a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review costs (retention and other) of $20,234 ($15,258, net of tax), restructuring charges of $82,196 ($61,360, net of tax), special dividend ESOP charges of $9,042 ($6,936, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy expenses of $2,685 ($2,059, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $2,537. The nine months ended June 30, 2022 included restructuring charges of $12,391 ($9,185, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy costs of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax), strategic review - retention and other of $3,220 ($2,416, net of tax), debt extinguishment, net, of $5,287 ($4,022, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $661. Excluding these items, the effective tax rates for the nine months ended June 30, 2023 and 2022 were both 28.9%.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At June 30, 2023					At September 30, 2022
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$230	(9,425)	$965,580	5.75%	$974,775	$266	$(10,939)	$964,102	5.75%
Term Loan B due 2029	(b)	490,000	(1,016)	(7,769)	481,215	Variable	496,000	(1,144)	(8,823)	486,033	Variable
Revolver due 2025	(b)	86,705	—	(859)	85,846	Variable	97,328	—	(1,227)	96,101	Variable
Finance lease - real estate	(c)	12,056	—	—	12,056	Variable	13,091	—	—	13,091	Variable
Non US lines of credit	(d)	—	—	(7)	(7)	Variable	—	—	(2)	(2)	Variable
Non US term loans	(d)	—	—	—	—	Variable	12,090	—	(27)	12,063	Variable
Other long term debt	(e)	1,783	—	(15)	1,768	Variable	2,276	—	(13)	2,263	Variable
Totals		1,565,319	(786)	(18,075)	1,546,458		1,595,560	(878)	(21,031)	1,573,651
less: Current portion		(10,043)	—	—	(10,043)		(12,653)	—	—	(12,653)
Long-term debt		$1,555,276	$(786)	$(18,075)	$1,536,415		$1,582,907	$(878)	$(21,031)	$1,560,998

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,013	$(12)	$505	$14,506	6.0%	$14,340	$(12)	$516	$14,844
Term Loan B due 2029	(b)	7.8%	9,208	43	351	9,602	3.9%	7,129	61	485	7,675
Revolver due 2025	(b)	Variable	905	—	123	1,028	Variable	1,056	—	123	1,179
Finance lease - real estate	(c)	5.6%	168	—	—	168	5.6%	187	—	—	187
Non US lines of credit	(d)	Variable	259	—	12	271	Variable	4	—	5	9
Non US term loans	(d)	Variable	—	—	—	—	Variable	141	—	9	150
Other long term debt	(e)	Variable	104	—	—	104	Variable	54	—	—	54
Capitalized interest			(38)	—	—	(38)		(76)	—	—	(76)
Totals			$24,619	$31	$991	$25,641		$22,835	$49	$1,138	$24,022

		Nine Months Ended June 30, 2023					Nine Months Ended June 30, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$42,037	$(36)	$1,515	$43,516	6.0%	$43,090	$(36)	$1,552	$44,606
Term Loan B due 2029	(b)	7.3%	25,753	129	1,054	26,936	3.7%	11,896	91	717	12,704
Revolver due 2025	(b)	Variable	2,922	—	368	3,290	Variable	2,307	—	368	2,675
Finance lease - real estate	(c)	5.6%	520	—	—	520	5.6%	577	—	4	581
Non US lines of credit	(d)	Variable	619	—	37	656	Variable	14	—	12	26
Non US term loans	(d)	Variable	—	—	—	—	Variable	492	—	44	536
Other long term debt	(e)	Variable	298	—	1	299	Variable	212	—	1	213
Capitalized interest			(49)	—	—	(49)		(230)	—	—	(230)
Totals			$72,100	$93	$2,975	$75,168		$58,358	$55	$2,698	$61,111

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

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of June 30, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $904,104 on June 30, 2023 based upon quoted market prices (level 1 inputs). At June 30, 2023, $9,425 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its $400,000 revolving credit facility ("Revolver"), and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.64% as of June 30, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $487,550 on June 30, 2023 based upon quoted market prices (level 1 inputs). At June 30, 2023, $7,769 of underwriting fees and other expenses incurred, remained to be amortized.

At June 30, 2023 the Revolver's maximum borrowing availability was $400,000 with a maturity date of March 22, 2025. The Revolver included a letter of credit sub-facility with a limit of $100,000 and a multi-currency sub-facility with a limit of $200,000. The Revolver and Term Loan B contained a customary accordion feature that permitted us to request, subject to each lender's consent, an incremental amount that can be borrowed by up to the greater of $375,000 and an amount based on the senior secured leverage ratio.

On August 1, 2023, Griffon amended its Credit Agreement. The amendment increased the maximum borrowing availability on the Revolver from $400,000 to $500,000 and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. A more detailed description of the amended Credit Agreement can be found in Part II, Item 5 of this Quarterly Report on Form 10-Q.

    During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (6.75% at June 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (6.46% at June 30, 2023) and base rate loans accrue interest at prime rate plus a margin of 0.50% (8.75% at June 30, 2023). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2023, there was $86,705 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,802; and $300,493 was available, subject to certain loan covenants, for borrowing at that date.

(c)    Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains a five-year renewal option. At June 30, 2023, $12,056 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,334 as of June 30, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.57% using CDOR and 6.32% using Bankers Acceptance Rate CDN as of June 30, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At June 30, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,334 as of June 30, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.39% at June 30, 2023). At June 30, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,878 as of June 30, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

On June 30, 2023, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") paid off and cancelled the GBP 14,000 term loan and GBP 4,000 mortgage loan that were entered into in July 2018 and further amended in January 2022 and that were maturing in July 2023. The payoff amounts were GBP 7,525($9,543) and GBP 2,451($3,108), for the term loan and mortgage loan, respectively.

In July 2018, The AMES UK entered into a GBP 5,000 revolving facility that accrues interest at the Bank of England Base Rate plus 3.25% (8.25% as of June 30, 2023) and expires in July 2023. The revolver had no outstanding balance as of June 30, 2023. The revolver is secured by substantially all the assets of AMES UK and its subsidiaries, and subjects Ames UK to a maximum leverage ratio and a minimum fixed charges cover ratio.

(e)     Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
At June 30, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the nine months ended June 30, 2023, the Company paid three quarterly cash dividends consisting of two cash dividends of $0.10 per share and one cash dividend of $0.125 per share. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

On August 1, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on September 14, 2023 to shareholders of record as of the close of business on August 23, 2023.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of June 30, 2023, there were 328,473 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Restricted stock	$5,106	$5,130	$15,940	$13,334
ESOP	10,146	889	12,647	2,644
Total stock-based compensation	$15,252	$6,019	$28,587	$15,978

During the first quarter of 2023, Griffon granted 466,677 shares of restricted stock and restricted stock units ("RSUs"). This includes 249,480 shares of restricted stock and 11,901 RSUs granted to 44 executives and key employees, subject to certain

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
performance conditions, with a vesting period of thirty-six months and a total fair value of $8,385, or a weighted average fair value of $33.61 per share. This also includes 205,296 shares of restricted stock granted to two senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 51,324 to a maximum of 205,296, with the target number of shares being 102,648. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is $3,555, or a weighted average fair value of $34.63 per share. During the second quarter of 2023, Griffon granted 39,972 shares of restricted stock to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,211, or a weighted average fair value of $30.29 per share. During the third quarter of 2023, there were no shares of restricted stock or RSU's granted. During the nine months ended June 30, 2023, 494,748 shares granted were issued out of treasury stock.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused authorization of $57,955. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During the quarter and nine months ended June 30, 2023, Griffon purchased 2,541,932 shares of common stock under these repurchase programs, for a total of $85,361, or $33.58 per share, excluding excise taxes. As of June 30, 2023, $172,594 remains under these Board authorized repurchase programs. In connection with the share repurchases, excise taxes totaling $647 were accrued as of June 30, 2023.

During the three months ended June 30, 2023, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2023, 365,739 shares, with a market value of $12,881, or $35.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Common shares outstanding	54,663	57,064	54,663	57,064
Unallocated ESOP shares	(565)	(1,396)	(565)	(1,396)
Non-vested restricted stock	(3,113)	(3,565)	(3,113)	(3,565)
Impact of weighted average shares	1,319	(369)	1,655	(576)
Weighted average shares outstanding - basic	52,304	51,734	52,640	51,527
Incremental shares from stock-based compensation	2,298	2,180	2,447	2,177
Weighted average shares outstanding - diluted	54,602	53,914	55,087	53,704

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2023	2022	2023	2022
Home and Building Products	$401,142	$405,545	$1,194,374	$1,082,726
Consumer and Professional Products	282,288	362,634	849,424	1,056,819
Total revenue	$683,430	$768,179	$2,043,798	$2,139,545

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Residential repair and remodel	$186,554	$194,526	$562,433	$511,988
Commercial	179,054	167,173	524,811	455,338
Residential new construction	35,534	43,846	107,130	115,400
Total Home and Building Products	401,142	405,545	1,194,374	1,082,726
Residential repair and remodel	107,276	139,126	292,385	292,516
Retail	63,560	99,284	229,960	382,202
Residential new construction	12,600	11,387	36,785	33,733
Industrial	22,204	24,748	58,380	57,122
International excluding North America	76,648	88,089	231,914	291,246
Total Consumer and Professional Products	282,288	362,634	849,424	1,056,819
Total Consolidated Revenue	$683,430	$768,179	$2,043,798	$2,139,545

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30,
	2023			2022
	HBP	CPP	Total	HBP	CPP	Total
United States	$382,295	$195,132	$577,427	$384,265	$248,068	$632,333
Europe	—	19,792	19,792	7	31,113	31,120
Canada	16,576	12,955	29,531	15,683	19,592	35,275
Australia	—	49,548	49,548	—	55,142	55,142
All other countries	2,271	4,861	7,132	5,590	8,719	14,309
Consolidated revenue	$401,142	$282,288	$683,430	$405,545	$362,634	$768,179

	For the Nine Months Ended June 30,
	2023			2022
	HBP	CPP	Total	HBP	CPP	Total
United States	$1,139,936	$561,184	$1,701,120	$1,031,650	$677,714	$1,709,364
Europe	16	43,558	43,574	51	96,226	96,277
Canada	47,337	57,641	104,978	41,574	73,249	114,823
Australia	—	172,350	172,350	—	191,679	191,679
All other countries	7,085	14,691	21,776	9,451	17,951	27,402
Consolidated revenue	$1,194,374	$849,424	$2,043,798	$1,082,726	$1,056,819	$2,139,545

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which is defined as income before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment and adjusted EBITDA to income before taxes from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Segment adjusted EBITDA:
Home and Building Products	$134,330	$119,847	$390,346	$280,618
Consumer and Professional Products	18,265	28,373	36,091	92,431
Segment adjusted EBITDA	152,595	148,220	426,437	373,049
Unallocated amounts, excluding depreciation *	(13,982)	(13,405)	(42,388)	(39,724)
Adjusted EBITDA	138,613	134,815	384,049	333,325
Net interest expense	(25,207)	(23,961)	(74,394)	(60,985)
Depreciation and amortization	(15,669)	(17,688)	(50,036)	(47,021)
Debt extinguishment, net	—	(5,287)	—	(5,287)
Gain on sale of building	—	—	10,852	—
Strategic review - retention and other	(5,812)	(3,220)	(20,234)	(3,220)
Proxy expenses	(568)	—	(2,685)	(6,952)
Acquisition costs	—	—	—	(9,303)
Restructuring charges	(3,862)	(5,909)	(82,196)	(12,391)
Intangible asset impairment	—	—	(100,000)	—
Special dividend ESOP charges	(9,042)	—	(9,042)	—
Fair value step-up of acquired inventory sold	—	(2,700)	—	(5,401)
Income before taxes from continuing operations	$78,453	$76,050	$56,314	$182,765
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2023	2022	2023	2022
Segment:
Home and Building Products	$3,868	$4,116	$11,525	$12,778
Consumer and Professional Products	11,661	13,434	38,091	33,831
Total segment depreciation and amortization	15,529	17,550	49,616	46,609
Corporate	140	138	420	412
Total consolidated depreciation and amortization	$15,669	$17,688	$50,036	$47,021

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$4,620	$2,891	$10,293	$8,643
Consumer and Professional Products	3,726	8,558	9,858	24,742
Total segment	8,346	11,449	20,151	33,385
Corporate	—	37	32	131
Total consolidated capital expenditures	$8,346	$11,486	$20,183	$33,516

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At June 30, 2023	At September 30, 2022
Segment assets:
Home and Building Products	$702,328	$737,860
Consumer and Professional Products	1,674,453	1,914,529
Total segment assets	2,376,781	2,652,389
Corporate	189,309	158,310
Total continuing assets	2,566,090	2,810,699
Discontinued operations	5,125	5,775
Consolidated total	$2,571,215	$2,816,474

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$1,826	$943	$5,477	$2,650
Expected return on plan assets	(2,553)	(2,905)	(7,660)	(8,329)
Amortization:
Recognized actuarial loss	944	844	2,833	2,534
Net periodic expense (income)	$217	$(1,118)	$650	$(3,145)

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

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as a discontinued operation:

	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2022
Revenue	$50,795	$161,061
Cost of goods and services	39,059	125,208
Gross profit	11,736	35,853
Selling, general and administrative expenses	6,114	26,423
Income from discontinued operations	5,622	9,430
Other income (expense):
Interest income, net	—	2
Gain on sale of business	108,949	108,949
Other, net	(1,114)	(604)
Total other income (expense)	107,835	108,347
Income from discontinued operations before taxes	$113,457	$117,777
Provision for income taxes	25,952	20,149
Income from discontinued operations	$87,505	$97,628

Depreciation and amortization was excluded from the prior year results since DE was classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $2,342 and $7,442 for the quarter and nine months ended June 30, 2022, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2023	At September 30, 2022
Assets of discontinued operations:
Prepaid and other current assets	$984	$1,189
Other long-term assets	4,141	4,586
Total assets of discontinued operations	$5,125	$5,775

Liabilities of discontinued operations:
Accrued liabilities, current	$7,260	$12,656
Other long-term liabilities	5,650	4,262
Total liabilities of discontinued operations	$12,910	$16,918

At June 30, 2023 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $4,553 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At June 30, 2023 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves total $8,357 and $8,072, respectively.

There was no reported revenue in the nine ended June 30, 2023 and 2022 for Installations Services and other discontinued operations.

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

Implementation of this strategy over the duration of the project will result in charges of $120,000 to $130,000, including $50,000 to $55,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $70,000 to $75,000 of non-cash charges primarily related to asset write-downs. Capital investment in the range of $3,000 to $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition. In the quarter and nine months ended June 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $3,862 and $82,196, respectively. During the nine months ended June 30, 2023, cash charges totaled $23,078 and non-cash, asset-related charges totaled $59,118; the cash charges included $10,284 for one-time termination benefits and other personnel-related costs and $12,794 for facility exit costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

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

In the quarter and nine months ended June 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $5,909 and $12,391, respectively. During the nine months ended June 30, 2022, cash charges totaled $9,897 and non-cash, asset-related charges totaled $2,494; the cash charges included $3,751 for one-time termination benefits and other personnel-related costs and $6,146 for facility exit costs. Non-cash charges included a $1,766 impairment charge related to certain fixed assets at several manufacturing locations and $728 of inventory that has no recoverable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of goods and services	$1,777	$2,441	$76,422	$5,218
Selling, general and administrative expenses	2,085	3,468	5,774	7,173
Total restructuring charges	$3,862	$5,909	$82,196	$12,391

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Personnel related costs	$2,234	$1,613	$10,284	$3,751
Facilities, exit costs and other	1,628	3,857	12,794	6,146
Non-cash facility and other	—	439	59,118	2,494
Total	$3,862	$5,909	$82,196	$12,391

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the nine months ended June 30, 2023 and 2022:

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

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs (2)	Total
Accrued liability at September 30, 2022	$386	$264	$—	$650
Q1 Cash payments	(74)	(93)	—	(167)
Accrued liability at December 31, 2022	$312	$171	$—	$483
Q2 Restructuring charges	8,050	11,166	59,118	78,334
Q2 Cash payments	(244)	(1,883)	—	(2,127)
Q2 Non-cash charges	—	—	(59,118)	(59,118)
Accrued liability at March 31, 2023	$8,118	$9,454	$—	$17,572
Q3 Restructuring charges	2,234	1,628	—	3,862
Q3 Cash payments	(579)	(4,245)	—	(4,824)
Accrued liability at June 30, 2023	$9,773	$6,837	$—	$16,610
___________________
(2) Non-cash charges in Facility and Other Costs represent the non-cash impairment charges related to certain fixed assets at several manufacturing sights and to adjust inventory to net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2023 and 2022, Other income (expense) of $1,475 and $2,084, respectively, includes $590 and $265, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(217) and $1,118, respectively, and $336 and $(91), respectively, of net investment income (loss). Other income (expense) also includes rental income of $0 and $156 for the three months ended June 30, 2023 and 2022, respectively. Additionally, it includes royalty income of $438 and $828 for the three months ended June 30, 2023 and 2022, respectively.

For the nine months ended June 30, 2023 and 2022, Other income (expense) of $2,375 and $4,528, respectively, includes $492 and $(297), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (loss) of $(650) and $3,145, respectively, as well as $444 and $(328), respectively, of net investment income (loss). Other income (expense) also includes rental income of $212 and $468 in the nine months ended June 30, 2023 and 2022, as well as royalty income of $1,463 and $1,444 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 19 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The current portion of warranty was $21,698 as of June 30, 2023 and $16,786 as of September 30, 2022. The long-term warranty liability was $1,240 at both June 30, 2023 and September 30, 2022.

Changes in Griffon’s warranty liability for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$21,341	$19,197	$18,026	$7,818
Warranties issued and changes in estimated pre-existing warranties	4,999	5,119	16,079	14,368
Actual warranty costs incurred	(3,402)	(4,937)	(11,167)	(10,399)
Other warranty liabilities assumed from acquisitions	—	—	—	7,592
Balance, end of period	$22,938	$19,379	$22,938	$19,379

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,
	2023			2022

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,309	$—	$2,309	$(17,823)	$—	$(17,823)
Pension and other defined benefit plans	943	(196)	747	1,511	(315)	1,196
Cash flow hedges	(3,916)	1,175	(2,741)	3,500	(1,050)	2,450
Total other comprehensive income (loss)	$(664)	$979	$315	$(12,812)	$(1,365)	$(14,177)

	For the Nine Months Ended June 30,
	2023			2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$14,580	$—	$14,580	$(14,093)	$—	$(14,093)
Pension and other defined benefit plans	2,972	(617)	2,355	2,534	(530)	2,004
Cash flow hedges	(2,555)	767	(1,788)	158	(48)	110
Total other comprehensive income (loss)	$14,997	$150	$15,147	$(11,401)	$(578)	$(11,979)

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2023	At September 30, 2022
Foreign currency translation adjustments	$(42,590)	$(57,170)
Pension and other defined benefit plans	(24,944)	(27,299)
Change in Cash flow hedges	(57)	1,731
	$(67,591)	$(82,738)
Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2023	2022	2023	2022
Pension amortization	$(944)	$(844)	$(2,833)	$(2,534)
Cash flow hedges	641	716	1,654	3,633
Total gain (loss)	$(303)	$(128)	$(1,179)	$1,099
Tax benefit (expense)	64	27	248	(230)
Total	$(239)	$(101)	$(931)	$869
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Fixed	$11,512	$13,021	$34,179	$32,674
Variable (a), (b)	2,067	2,742	8,085	6,278
Short-term (b)	2,201	1,741	6,249	4,576
Total	$15,780	$17,504	$48,513	$43,528
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Nine Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,163	$34,759
Financing cash flows from finance leases	1,673	1,936
Total	$31,836	$36,695

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	June 30, 2023	September 30, 2022
Operating Leases:
Right of use assets:
Operating right-of-use assets	$174,187	$183,398

Lease Liabilities:
Current portion of operating lease liabilities	$29,637	$31,680
Long-term operating lease liabilities	154,608	159,414
Total operating lease liabilities	$184,245	$191,094

Finance Leases:
Property, plant and equipment, net(1)	$12,340	$13,696

Lease Liabilities:
Notes payable and current portion of long-term debt	$1,824	$2,065
Long-term debt, net	10,841	11,995
Total financing lease liabilities	$12,665	$14,060

(1) Finance lease assets are recorded net of accumulated depreciation of $6,528 and $4,972 as of June 30, 2023 and September 30, 2022, respectively.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains a five-year renewal option. At June 30, 2023, $12,056 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. The remaining lease liability balance relates to finance equipment leases.

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2023(a)	$10,405	$660
2024	38,331	2,380
2025	35,672	2,199
2026	26,718	2,140
2027	22,103	2,078
2028	17,905	2,074
Thereafter	83,454	3,628
Total lease payments	$234,588	$15,159
Less: Imputed Interest	(50,343)	(2,494)
Present value of lease liabilities	$184,245	$12,665
(a) Excluding the nine months ended June 30, 2023.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at June 30, 2023 were as follows:

Weighted-average remaining lease term (years):
Operating leases	8.1
Finance Leases	6.8

Weighted-average discount rate:
Operating Leases	5.84%
Finance Leases	5.56%

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed in calendar 2024.

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

On September 27, 2021, we announced we were exploring strategic alternatives for our Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary. On June 27, 2022, we completed the sale of Telephonics to TTM Technologies, Inc. (NASDAQ:TTMI) ("TTM") for $330,000 in cash. Griffon classified the results of operations of our Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities have been classified as assets and liabilities of the discontinued operation in the consolidated balance sheets. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless noted otherwise.

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

On August 1, 2023, Griffon amended its credit agreement to increase the total amount available for borrowing under its revolving credit facility from $400,000 to $500,000, extend the maturity date of the revolving credit facility from March 22, 2025 to August 1, 2028 and modify certain other provisions of the facility (the "Credit Agreement"). See Note 10, Long-Term Debt for further details.

Update on COVID-19 on our Business

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

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

OVERVIEW

Revenue for the quarter ended June 30, 2023 was $683,430 compared to $768,179 in the prior year quarter, a decrease of 11%. Revenue decreased at CPP and HBP by 22% and 1%, respectively. Income from continuing operations was $49,205 or $0.90 per share, compared to $52,782, or $0.98 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Strategic review - retention and other of $5,812 ($4,378, net of tax, or $0.08 per share);
– Restructuring charges of $3,862 ($2,831, net of tax, or $0.05 per share)
–    Special dividend Employee Stock Ownership Plan ("ESOP") charges of $9,042 ($6,936, net of tax, or $0.13 per share);
–    Proxy costs of $568 ($435, net of tax, or 0.01 per share);
– Discrete and certain other tax provisions, net, of $6,519 or $0.12 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $5,909 ($4,359, net of tax, or $0.08 per share);
–    Fair value step-up of acquired inventory sold of $2,700 ($2,005 , net of tax, or $0.04 per share);
–    Strategic review - retention and other of $3,220 ($2,416, net of tax, or $0.04 per share);
–    Debt extinguishment, net, of $5,287 ($4,022, net of tax, or $0.07 per share); and
– Discrete and certain other tax provisions, net, of $913 or $0.02 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $70,304, or $1.29 per share, in the current year quarter compared to $66,497, or $1.23 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2023 was $2,043,798 compared to $2,139,545 in the prior year period, a decrease of 4% driven by decreased revenue of 20% at CPP, partially offset by increased revenue of 10% at HBP. Adjusting for the period Griffon did not own Hunter in the prior year quarter, organic revenue decreased 8% to $1,968,032. Hunter contributed $75,766 of incremental revenue during the year-to-date period. Income from continuing operations was $35,652 or $0.65 per share, compared to $127,646, or $2.38 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Strategic review - retention and other of $20,234 ($15,258, net of tax, or $0.28 per share);
– Restructuring charges of $82,196 ($61,360, net of tax, or $1.11 per share);
– Intangible asset impairment charges of $100,000 ($74,256, net of tax, or $1.35 per share);
–    Special dividend ESOP charges of $9,042 ($6,936, net of tax, or $0.13 per share);
–    Proxy costs of $2,685 ($2,059, net of tax, or $0.04 per share);
–    Gain on sale of building of $10,852 ($8,323, net of tax, or $0.15 per share); and
– Discrete and certain other tax benefits, net, of $2,537 or $0.05 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $12,391 ($9,185, net of tax, or $0.17 per share);
– Acquisition costs of $9,303 ($8,149, net of tax, or $0.15 per share);
– Proxy costs of $6,952 ($5,359, net of tax, or $0.10 per share);
–    Fair value step-up of acquired inventory sold of $5,401 ($4,012 net of tax, or $0.07 per share); and
–    Strategic review - retention and other of $3,220 ($2,416, net of tax, or $0.04 per share);
–    Debt extinguishment, net, of $5,287 ($4,022, net of tax, or $0.07 per share);
– Discrete and certain other tax benefits, net, of $661 or $0.01 per share.

Excluding these items from the respective periods, Income from continuing operations would have been $184,661, or $3.35 per share in the current year period ended June 30, 2023 compared to $160,128, or $2.98 per share, in the prior year period.

Griffon evaluates performance based on adjusted income from continuing operations and the related adjusted earnings per share, which excludes restructuring charges, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of income from continuing operations to adjusted income from continuing operations and earnings per share from continuing operations to adjusted earnings per share from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)

Income from continuing operations	$49,205	$52,782	$35,652	$127,646

Adjusting items:
Restructuring charges(1)	3,862	5,909	82,196	12,391
Intangible asset impairment	—	—	100,000	—
Gain on sale of building	—	—	(10,852)	—
Debt extinguishment, net	—	5,287	—	5,287
Acquisition costs	—	—	—	9,303
Special dividend ESOP charges	9,042	—	9,042	—
Strategic review - retention and other	5,812	3,220	20,234	3,220
Proxy expenses	568	—	2,685	6,952
Fair value step-up of acquired inventory sold(2)	—	2,700	—	5,401
Tax impact of above items(3)	(4,704)	(4,314)	(51,759)	(9,411)
Discrete and certain other tax provisions (benefits), net(4)	6,519	913	(2,537)	(661)

Adjusted income from continuing operations	$70,304	$66,497	$184,661	$160,128

Earnings per common share from continuing operations	$0.90	$0.98	$0.65	$2.38

Adjusting items, net of tax:
Restructuring charges(1)	0.05	0.08	1.11	0.17
Intangible asset impairment	—	—	1.35	—
Gain on sale of building	—	—	(0.15)	—
Debt extinguishment, net	—	0.07	—	0.07
Acquisition costs	—	—	—	0.15
Special dividend ESOP charges	0.13	—	0.13	—
Strategic review - retention and other	0.08	0.04	0.28	0.04
Proxy expenses	0.01	—	0.04	0.10
Fair value step-up of acquired inventory sold	—	0.04	—	0.07
Discrete and certain other tax provisions (benefits), net(4)	0.12	0.02	(0.05)	(0.01)

Adjusted earnings per common share from continuing operations	$1.29	$1.23	$3.35	$2.98

Diluted weighted-average shares outstanding (in thousands)	54,602	53,914	55,087	53,704

Note: Due to rounding, the sum of earnings per common share from continuing operations and adjusting items, net of tax, may not equal adjusted earnings per common share from continuing operations.

(1) For the quarter and nine months ended June 30, 2023, restructuring charges relate to the CPP global sourcing expansion, of which $1,777 and $76,422, respectively, are included in Cost of goods and services and $2,085 and $5,774, respectively, are included in SG&A.

(2) The fair value step-up of acquired inventory sold is included in Cost of goods and services.

(3) The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(4) Discrete and certain other tax provisions (benefits) primarily relate to the impact of a rate differential between statutory and annual effective tax rate on items impacting the quarter.

RESULTS OF OPERATIONS

Three and Nine Months ended June 30, 2023 and 2022

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 13 - Business Segments for a reconciliation of adjusted EBITDA to income before taxes from continuing operations.

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2023		2022		2023		2022
Residential	$222,088		$238,372		$669,563		$627,388
Commercial	179,054		167,173		524,811		455,338
Total Revenue	$401,142		$405,545		$1,194,374		$1,082,726
Adjusted EBITDA	$134,330	33.5%	$119,847	29.6%	$390,346	32.7%	$280,618	25.9%
Depreciation and amortization	$3,868		$4,116		$11,525		$12,778

For the quarter ended June 30, 2023, HBP revenue declined $4,403, or 1%, compared to the prior year period due to decreased volume of 5% driven by reduced residential volume partially offset by increased commercial volume, and favorable pricing and mix of 4% driven by both residential and commercial.

For the quarter ended June 30, 2023, adjusted EBITDA increased 12% to $134,330 compared to $119,847 in the prior year period. Adjusted EBITDA benefited from reduced material costs, partially offset by reduced revenue noted above and increased labor, advertising and marketing costs.

For the nine months ended June 30, 2023, revenue increased $111,648 or 10%, compared to the prior year period due to favorable mix and pricing of 12% driven by both residential and commercial, partially offset by decreased volume of 2% driven by a decline in residential volume.

For the nine months ended June 30, 2023, adjusted EBITDA increased 39% to $390,346 compared to $280,618 in the prior year period. The favorable variance resulted from the increased revenue noted above and reduced material costs, partially offset by increased labor, transportation, advertising and marketing costs.

For the quarter and nine months ended June 30, 2023, segment depreciation and amortization decreased $248 and $1,253, respectively, compared to the prior year periods, due to fully depreciated assets.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2023		2022		2023		2022
United States	$195,132		$248,068		$561,184		$677,714
Europe	19,792		31,113		43,558		96,226
Canada	12,955		19,592		57,641		73,249
Australia	49,548		55,142		172,350		191,679
All other countries	4,861		8,719		14,691		17,951
Total Revenue	$282,288		$362,634		$849,424		$1,056,819
Adjusted EBITDA	18,265	6.5%	28,373	7.8%	36,091	4.2%	92,431	8.7%
Depreciation and amortization	$11,661		$13,434		$38,091		$33,831

For the quarter ended June 30, 2023, revenue decreased $80,346, or 22%, compared to the prior year period primarily due to a 22% reduction in volume across all channels and geographies driven by reduced consumer demand and elevated customer inventory levels, and customer supplier diversification in the U.S. In addition, unfavorable foreign exchange of 1% was offset by favorable price and mix of 1%. Hunter contributed $87,779 in the current quarter compared to $105,774 in the prior year period.

For the quarter ended June 30, 2023, adjusted EBITDA was $18,265 compared to adjusted EBITDA of $28,373 in the prior year quarter. The variance to prior year was primarily due to the unfavorable impact of the reduced volume noted above, and its related impact on manufacturing and overhead absorption, partially offset by reduced discretionary spending. EBITDA reflected an unfavorable foreign exchange impact of 1%. Hunter contributed $25,087 in the current quarter compared to $16,792 in the prior year period.

For the nine months ended June 30, 2023, revenue decreased $207,395, or 20%, compared to the prior year period due to a 28% reduction in volume across all channels and geographies driven by reduced customer demand, elevated customer inventory levels, primarily in the U.S., the impact of customer supplier diversification in the U.S., and an unfavorable foreign exchange impact of 2%. These items were partially offset by $75,766 of Hunter revenue, or 7%, for the portion of the comparable nine month period in which Hunter was not owned by Griffon in the prior year, as well as price and mix of 3%, primarily in Canada and Australia. Hunter contributed $218,105 during the nine months ended June 30, 2023 compared to $176,623 in the prior year period.

For the nine months ended June 30, 2023, adjusted EBITDA decreased 61% to $36,091 compared to $92,431 in the prior year period primarily due to the unfavorable impact of the reduced volume noted above and its related impact on manufacturing and overhead absorption, partially offset by reduced discretionary spending and $7,679 of Hunter EBITDA for the portion of the comparable nine month period in which Hunter was not owned by Griffon in the prior year. EBITDA reflected an unfavorable foreign exchange impact of 2%. Hunter contributed $41,746 during the nine months ended June 30, 2023 compared to $31,131 in the prior year period.

For the quarter ended June 30, 2023, segment depreciation and amortization decreased $1,773 compared to the prior year period, primarily related to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with restructuring activities. For the nine months ended June 30, 2023, segment depreciation and amortization increased $4,260 compared to the prior year period, primarily relate to depreciation and amortization on assets placed in service, including a full period of Hunter assets, partially offset by fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

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

In the quarter and nine months ended June 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $3,862 and $82,196, respectively. During the nine months ended June 30, 2023, cash charges totaled $23,078 and non-cash, asset-related charges totaled $59,118; the cash charges included $10,284 for one-time termination benefits and other personnel-related costs and $12,794 for facility exit and other related costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges(1)	$19,500	$35,500	$75,000	$130,000	$5,000
Q2 FY2023 Activity	(8,050)	(11,166)	(59,118)	(78,334)	—
Q3 FY2023 Activity	(2,234)	(1,628)	—	(3,862)	—
Total 2023 restructuring charges	(10,284)	(12,794)	(59,118)	(82,196)	—
Estimate to Complete	$9,216	$22,706	$15,882	$47,804	$5,000
________________________
(1)The above table represents the upper range of anticipated charges during the duration of the project.

Unallocated

For the quarter ended June 30, 2023, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $13,982 compared to $13,405 in the prior year quarter; for the nine months ended June 30, 2023, unallocated amounts totaled $42,388 compared to $39,724 in the prior year period. The increase in both the current quarter and nine month periods, compared to their respective prior year periods, primarily relates to increased incentive and equity compensation, medical claims, and travel expenses.

Proxy expenses

During the three and nine months ended June 30, 2023, we incurred $568 ($435, net of tax) and $2,685 ($2,059, net of tax) of proxy expenses (including legal and advisory fees) in SG&A, respectively. During the quarter and nine months ended June 30, 2023, proxy expenses related to a settlement entered into with a shareholder that had submitted a slate of director nominees. During nine months ended June 30, 2022, we incurred $6,952 of proxy expenses (including legal and advisory fees) in unallocated amounts as a result of a proxy contest initiated by a shareholder which was completed at the shareholder meeting on February 17, 2022. In the three months ended June 30, 2022, we did not incur any proxy expenses.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $2,021 and increased $3,007 for the quarter and nine months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in the current quarter ended June 30, 2023 primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities. The increase for the nine months ended June 30, 2023 primarily relate to depreciation and amortization on assets placed in service, including a full period of Hunter assets, partially offset by fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Other Income (Expense)

For the quarters ended June 30, 2023 and 2022, Other income (expense) of $1,475 and $2,084, respectively, includes $590 and $265, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $(217) and $1,118, respectively, and $336 and $(91), respectively, of net investment income (loss). Other income (expense) also includes rental income of $0 and $156 for the three months ended June 30, 2023 and 2022, respectively. Additionally, it includes royalty income of $438 and $828 for the three months ended June 30, 2023 and 2022, respectively.

For the nine months ended June 30, 2023 and 2022, Other income (expense) of $2,375 and $4,528, respectively, includes $492 and $(297), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (loss) of $(650) and $3,145, respectively, as well as $444 and $(328), respectively, of net investment income (loss). Other income (expense) also includes rental income of $212 and $468 in the nine months ended June 30, 2023 and 2022, as well as royalty income of $1,463 and $1,444 for the nine months ended June 30, 2023 and 2022, respectively.

Provision for income taxes

During the quarter ended June 30, 2023, the Company recognized a tax provision of $29,248 on income before taxes from continuing operations of $78,453, compared to a tax provision of $23,268 on income before taxes from continuing operations of $76,050 in the prior year quarter. The current year quarter results included strategic review costs (retention and other) of $5,812 ($4,378, net of tax), restructuring charges of $3,862 ($2,831, net of tax), special dividend ESOP charges of $9,042 ($6,936, net of tax), proxy costs of $568 ($435, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $6,519. The prior year quarter results included restructuring charges of $5,909 ($4,359, net of tax), fair value step-up of acquired inventory sold of $2,700 ($2,005, net of tax), strategic review - retention and other of $3,220 ($2,416, net of tax); debt extinguishment, net, of $5,287 ($4,022, net of tax), and discrete and certain other tax provisions, net, that affect comparability of $913. Excluding these items, the effective tax rates for the quarters ended June 30, 2023 and 2022 were 28.1% and 28.6%, respectively.

During the nine months ended June 30, 2023, the Company recognized a tax provision of $20,662 on income before taxes from continuing operations of $56,314, compared to a tax provision of $55,119 on income before taxes from continuing operations of $182,765 in the prior year period. The nine months ended June 30, 2023 included a gain on the sale of a building of $10,852 ($8,323, net of tax), strategic review costs (retention and other) of $20,234 ($15,258, net of tax), restructuring charges of $82,196 ($61,360, net of tax), special dividend ESOP charges of $9,042 ($6,936, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax), proxy expenses of $2,685 ($2,059, net of tax) and discrete and certain other tax benefits, net, that affect comparability of $2,537. The nine months ended June 30, 2022 included restructuring charges of $12,391 ($9,185, net of tax), acquisition costs of $9,303 ($8,149, net of tax), proxy costs of $6,952 ($5,359, net of tax), fair value step-up of acquired inventory sold of $5,401 ($4,012, net of tax), strategic review - retention and other of $3,220 ($2,416, net of tax), debt extinguishment, net, of $5,287 ($4,022, net of tax), and discrete and certain other tax benefits, net, that affect comparability of $661. Excluding these items, the effective tax rates for the nine months ended June 30, 2023 and 2022 were both 28.9%.
Stock-based compensation
For the quarters ended June 30, 2023 and 2022, stock based compensation expense, which includes expenses for both restricted stock grants and the ESOP, totaled $15,252 and $6,019, respectively. For the nine months ended June 30, 2023 and 2022, stock based compensation expense totaled $28,587 and $15,978, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2023, total other comprehensive income, net of taxes, of $315 included a gain of $2,309 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Canadian Dollar, all in comparison to the U.S. Dollar; a $747 benefit from pension amortization; and a $2,741 loss on cash flow hedges.

For the quarter ended June 30, 2022, total other comprehensive loss, net of taxes, of $14,177 included a loss of $17,823 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $1,196 benefit from pension amortization; and a $2,450 gain on cash flow hedges.

For the nine months ended June 30, 2023, total other comprehensive income, net of taxes, of $15,147 included a gain of $14,580 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $2,355 benefit from pension amortization of actuarial losses; and a $1,788 loss on cash flow hedges.

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

At June 30, 2023 and September 30, 2022, Griffon's discontinued assets and liabilities includes the Company's obligation of $4,553 and $8,846, respectively, in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses. At June 30, 2023 and September 30, 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $8,357 and $8,072, respectively.

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

As of June 30, 2023, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $88,300. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our January 2025 five-year secured $400,000 revolving credit facility ("Revolver"). At June 30, 2023, $300,493 of revolver capacity was available, subject to certain loan covenants, for borrowing under the Credit Agreement and we had cash and cash equivalents of $151,790.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Nine Months Ended June 30,
	2023	2022
Net Cash Flows Provided by (Used In):
Operating activities	$309,003	$(65,001)
Investing activities	(10,911)	(574,256)
Financing activities	(262,560)	513,762

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2023 was $309,003 compared to cash used in continuing operations of $65,001 in the prior year period. The variance was due to increased cash generated from operations at HBP and a decrease in working capital across all businesses, primarily inventory and accounts receivable.

Cash flows used in investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During the nine months ended June 30, 2023, cash used in investing activities from continuing operations was $10,911 compared to $574,256 in the prior year period. In the current quarter, cash flows used in investing activities from continuing operations primarily consisted of a working capital adjustment payment of $2,568 related to the sale of Telephonics and capital expenditures of $20,183, partially offset by proceeds totaling $11,840 from the sale of a building. In the prior year quarter, cash flows used in investing activities from continuing operations primarily consisted of a $851,464 payment to acquire Hunter on January 24, 2022 and capital expenditures of $33,516, partially offset by proceeds from the sale of Telephonics on June 27, 2022 totaling $295,712 and proceeds from the sale of investments totaling $14,923.

During the nine months ended June 30, 2023, cash used in financing activities from continuing operations totaled $262,560 compared to cash provided by financing activities from continuing operations of $513,762 in the prior year period. Cash used in financing activities from continuing operations in the current period consisted of net repayments of long-term debt of $36,686, primarily related to the Revolver and the payoff of AMES UK loans, the purchase of treasury shares in connection with the board authorized share repurchase board program and to satisfy vesting of restricted stock totaling $98,350 and the payment of dividends of $127,372.

Cash provided by financing activities from continuing operations in the prior year period consisted primarily of net proceeds from long-term debt of $556,431, partially offset by financing costs of $17,065, purchases of treasury shares to satisfy vesting of restricted stock of $10,886 and the payment of dividends of $14,906. During the prior year comparable period Griffon prepaid $300,000 aggregate principal amount of its Term Loan B and recognized a $6,296 charge related to the write-off of capitalized debt issuance costs. Furthermore, during the prior year period, Griffon purchased $15,225 of its 2028 Senior Notes in the open market at a weighted average discount of 92.19% of par and recognized a net gain of $1,009 on the early extinguishment.

During the nine months ended June 30, 2023, 365,739 shares, with a market value of $12,881, or $35.22 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During the nine months ended June 30, 2023, the Board of Directors approved and paid two quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.125 per share. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On August 1, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on September 14, 2023 to shareholders of record as of the close of business on August 23, 2023. During 2022, the Company declared and paid regular cash dividends totaling $0.36 per share, or $0.09 per share each quarter. Additionally, on June 27, 2022, the Board of Directors declared a special dividend of $2.00 per share, paid on July 20, 2022

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations from August 3, 2016 and August 1, 2018 of $57,955. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During both the quarter and nine months ended June 30, 2023, Griffon purchased 2,541,932 shares of common stock under these repurchase programs, for a total of $85,361, or $33.58 per share, excluding excise taxes. As of June 30, 2023, $172,594 remains under these Board authorized repurchase programs. In connection with the share repurchases, excise taxes totaling $647 was accrued as of June 30, 2023.

During the nine months ended June 30, 2023, cash used in discontinued operations from operating activities of $2,799 primarily related to the settling of certain liabilities and environmental costs associated with DE and the former Installations Services businesses. During the nine months ended June 30, 2022, cash provided by discontinued operations from operating activities of $26,889 primarily related to DE operations and the settling of certain liabilities and environmental costs associated with the former Installations Services business. During the nine months ended June 30, 2022, Cash used by discontinued operations from investing activities of $2,627 related to DE operations capital expenditures.

Cash and Equivalents and Debt	June 30,	September 30,
	2023	2022
Cash and equivalents	$151,790	$120,184
Notes payables and current portion of long-term debt	10,043	12,653
Long-term debt, net of current maturities	1,536,415	1,560,998
Debt discount/premium and issuance costs	18,861	21,909
Total debt	1,565,319	1,595,560
Debt, net of cash and equivalents	$1,413,529	$1,475,376

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

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of June 30, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $904,104 on June 30, 2023 based upon quoted market prices (level 1 inputs). At June 30, 2023, $9,425 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Revolving Credit Facility (as amended, "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to its $400,000 Revolver, and replaced LIBOR with SOFR (Secured Overnight Financing Rate). The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.64% as of June 30, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a $6,296 charge on the prepayment of debt; $5,575 related to the write-off of underwriting fees and other expenses and $721 of the original issuer discount. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $487,550 on June 30, 2023 based upon quoted market prices (level 1 inputs). At June 30, 2023, $7,769 of underwriting fees and other expenses incurred, remained to be amortized.

At June 30, 2023 the Revolver's maximum borrowing availability was $400,000 with a maturity date of March 22, 2025. The Revolver included a letter of credit sub-facility with a limit of $100,000 and a multi-currency sub-facility with a limit of of $200,000. The Revolver and Term Loan B contained a customary accordion feature that permitted us to request, subject to each lender's consent, an incremental amount that can be borrowed by up to the greater of $375,000 or an amount based on the senior secured leverage ratio.

On August 1, 2023, Griffon amended its Credit Agreement. The amendment increased the maximum borrowing availability on the Revolver from $400,000 to $500,000 and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000.

During 2022, Griffon replaced the Revolver GBP LIBOR benchmark rate with a Sterling Overnight Index Average ("SONIA"). Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (6.75% at June 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (6.46% at June 30, 2023) and base rate loans accrue interest at prime rate plus a margin of 0.50% (8.75% at June 30, 2023). The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2023, there were $86,705 of outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,802; and $300,493 was available, subject to certain loan covenants, for borrowing at that date.

Griffon has one finance lease outstanding for real estate located in Ocala, Florida. The lease matures in 2025 and bears interest at a fixed rate of approximately 5.6%. The Ocala, Florida lease contains a five-year renewal option. At June 30, 2023, $12,056 was outstanding. During 2022, the financing lease on the Troy, Ohio location expired. The lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 21- Leases for further details.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,334 as of June 30, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.57% using CDOR and 6.32% using Bankers Acceptance Rate CDN as of June 30, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At June 30, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,334 as of June 30, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.39% at June 30, 2023). At June 30, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,878 as of June 30, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

On June 30, 2023, The AMES Companies UK Ltd and its subsidiaries (collectively, "AMES UK") paid off and cancelled the GBP 14,000 term loan and GBP 4,000 mortgage loan that were entered into in July 2018 and further amended in January 2022 and that were maturing in July 2023. The payoff amounts were GBP 7,525($9,543) and GBP 2,451($3,108), for the term loan and mortgage loan, respectively.

In July 2018, The AMES UK entered into a GBP 5,000 revolving facility that accrues interest at the Bank of England Base Rate plus 3.25% (8.25% as of June 30, 2023) and expires in July 2023. The revolver had no outstanding balance as of June 30, 2023. The revolver is secured by substantially all the assets of AMES UK and its subsidiaries, and subjects Ames UK to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.

At June 30, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.6x at June 30, 2023.

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

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $57,246, a Term Loan B facility maturing in 2029 with an outstanding balance of $490,000 on June 30, 2023 and Revolver maturing in 2025 with an outstanding balance of $86,705. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.25% (7.64% as of June 30, 2023). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.50% (6.75% at June 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.50% (6.46% at June 30, 2023) and base rate loans accrue interest at prime rate plus a margin of 0.50% (8.75% at June 30, 2023).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2023, our largest customer, The Home Depot, represented 12% of Griffon’s consolidated revenue, 16% of CPP's revenue and 9% of HBP’s revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2023 and September 30, 2022 and for the nine months ended June 30, 2023 and for the year ended September 30, 2022. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,699,854	$—	$2,301,215
Gross profit	$—	$586,790	$—	$752,982
Income (loss) from operations	$(30,357)	$132,770	$(43,492)	$(127,982)
Equity in earnings of Guarantor subsidiaries	$68,115	$—	$(184,618)	$—
Net income (loss)	$(48,192)	$68,115	$(74,423)	$(184,618)

Summarized Balance Sheet Information

	For the Nine Months Ended		For the Year Ended
	June 30, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$65,834	$797,034	$49,238	$915,329
Non-current assets	12,112	1,303,079	15,571	1,393,864
Total assets	$77,946	$2,100,113	$64,809	$2,309,193

Current liabilities	$70,340	$234,890	$78,635	$275,165
Long-term debt	1,524,641	11,690	1,538,235	12,886
Other liabilities	4,106	287,781	4,331	322,224
Total liabilities	$1,599,087	$534,361	$1,621,201	$610,275

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Item 4 - Controls and Procedures

Management's Quarterly Evaluation of Disclosure Controls and Procedures

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 3 to the consolidated financial statements contained in this Report, the Company acquired Hunter Fan Company ("Hunter"). The acquisition represents approximately 9.0% of the Company's consolidated revenue for the year ended September 30, 2022, and approximately 31.0% of the Company's consolidated assets at September 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023 and September 30, 2022 excludes any evaluation of the internal control over financial reporting of Hunter. Griffon expects to include the internal controls with respect to Hunter operations in its assessment of the effectiveness of its internal controls over financial reporting as of the end of fiscal year 2023. During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023	—		$—	—
May 1 - 31, 2023	1,285,353	(2)	$31.52	1,285,353
June 1 - 30, 2023	1,256,579	(2)	$35.69	1,256,579
Total	2,541,932		$33.58	2,541,932	$172,594

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of June 30, 2023, $172,594 remained available for the purchase of common stock under board authorized programs.
2.Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company's Board of Directors.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Entry into a Material Definitive Agreement
On August 1, 2023, the Company and certain of its subsidiaries amended its credit agreement to increase the size of its revolving credit facility (the “Revolving Facility”) from $400 million to $500 million and extend the maturity of the Revolving Facility to August 1, 2028. However, if the Company’s 5.75% Senior Notes are not repaid, refinanced or replaced prior to December 1, 2027, the Revolving Facility will mature on December 1, 2027.

The other parties to the credit agreement are Bank of America, N.A., as administrative agent, and the lenders party thereto, among others. We refer to the amended credit agreement as the “Amended Credit Agreement.” The Amended Credit Agreement also provides for a senior secured term loan facility (the “Term B Facility” and, together with the Revolving Facility, the “Credit Facilities”), due January 24, 2029.

The Amended Credit Agreement modifies certain other provisions of the Revolving Facility, as described below.

The Amended Credit Agreement provides for commitments under the Revolving Facility in the aggregate principal amount of $500 million (increased from $400 million), and includes a letter of credit sub-facility with a limit of $125 million (increased from $100 million) and a foreign currency sub-facility of $200 million.

The Amended Credit Agreement contains a customary accordion feature that permits the Company to increase the Revolving Facility commitment, and/or incur additional Term B Facility loans, by up to an aggregate amount equal to the greater of (i) $500 million and (ii) an amount such that the consolidated senior secured net leverage ratio does not exceed 3.5x. The consent of each individual affected lender is required to increase such lender’s commitment or loan under the Amended Credit Agreement. The Amended Credit Agreement also permits the Company to refinance loans under the Amended Credit Agreement, subject to customary conditions.

Borrowings under the Revolving Facility may be repaid and re-borrowed at any time, subject to final maturity of the Revolving Facility or the occurrence of an event of default under the Amended Credit Agreement. The Term B Facility is subject to nominal quarterly amortization of principal equal to 1.00% per annum of the aggregate principal amount of all Term B Loans. Amounts repaid or prepaid in respect of Term B Loans may not be reborrowed. The maturity date of the Revolving Facility has been extended to August 1, 2028 (from March 22, 2025); except that if the Company’s 5.75% Senior Notes are not repaid, refinanced or replaced prior to December 1, 2027, then the Revolving Facility will mature on December 1, 2027. The Term B Facility matures on January 24, 2029.

The Amended Credit Agreement also contains mandatory prepayment provisions triggered upon the receipt of net cash proceeds from certain dispositions of property and assets (subject to certain exceptions and reinvestment rights), Extraordinary Receipts (as defined in the Amended Credit Agreement) (subject to certain reinvestment rights), proceeds of indebtedness not permitted to be incurred under the Amended Credit Agreement and based on excess cash flow (for the fiscal year ending on September 30, 2023, 50% of such excess cash flow, with step-downs to 25% and 0% upon achieving certain consolidated senior secured net leverage ratios). The amount of the net cash proceeds of any of the foregoing will be applied to the prepayment of loans under the Term B Facility first, and then to corresponding permanent reductions in commitments under the Revolving Facility. The Term B Loans can generally be prepaid without penalty.

Interest is payable on the outstanding aggregate principal amount of each Credit Facility at a SOFR benchmark rate, or at a Base Rate benchmark rate, in either case plus an applicable margin, which will fluctuate based on our financial performance. Current margins for borrowings under the Revolving Facility are 2.00% for SOFR loans and 1.00% for Base Rate loans, and current margins for borrowings under the Term B Facility are 2.25% for SOFR loans and 1.25% for Base Rate loans.

The Term B Facility does not contain any financial maintenance covenants. The Revolving Facility contains the following three financial maintenance tests:

•A maximum consolidated leverage ratio that is calculated as a ratio of consolidated net funded debt to consolidated EBITDA. This ratio is set at 5:50:1.00.
•A maximum consolidated senior secured leverage ratio that is calculated as a ratio of consolidated senior secured funded debt to consolidated EBITDA. This ratio is set at 3.50:1.00.
•A minimum consolidated interest coverage ratio that is calculated as a ratio of consolidated EBITDA to consolidated interest expense. This ratio is set at 2.00:1.00.

Capital expenditures are subject to a $100 million cap for each fiscal year, and the Company is permitted to carry forward 100% of unused amounts to the next succeeding fiscal year and 50% of unused amounts to the second next succeeding fiscal year.

Other material terms of the Term B Facility and the Revolving Facility include customary affirmative and negative covenants and events of default. A financial maintenance covenant default under the Revolving Facility does not trigger an event of default under the Term B Facility unless a majority of the revolving lenders terminate the commitments under the Revolving Facility and accelerate the revolving loans. The Company is subject to certain customary negative covenants which include restrictions on indebtedness, liens, restricted payments and investments.

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

As of June 30, 2023, there were $86.7 million of outstanding borrowings, and $12.8 million of outstanding letters of credit, under the Revolving Facility; and $490 million of outstanding borrowings under the Term B Facility.

A copy of the Amended Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Credit Agreement.

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement”.

Item 6	Exhibits

10.1
First Amendment, dated August 1, 2023, to that Fifth Amended and Restated Credit Agreement, dated as of January 24, 2022, by and among Griffon Corporation and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto.

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

Date: August 2, 2023