Form 10-K
period 2023-09-30
GRIFFON CORP
filed 2023-11-16
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2023, the registrant’s most recently completed second quarter, was approximately $1,546,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2023 was $32.01. The number of the registrant’s outstanding shares was 52,164,735 as of October 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,”, "achieves", “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including, in particular, the expanded CPP global outsourcing strategy announced in May 2023); the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities (including, in particular, integration of the Hunter Fan acquisition); increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of COVID-19, or some other future pandemic, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Over the past five years, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 to focus on our core markets and improve our free cash flow conversion. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has been integrated into Clopay Corporation ("Clopay"), creating a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products, under brands that include Clopay, Ideal, Cornell and Cookson. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") in January 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018. We established an integrated headquarters for CPP in Orlando, Florida for our portfolio of leading brands that includes AMES, Hunter, True Temper and ClosetMaid. CPP is well positioned to fulfill its ongoing mission of Bringing Brands Together™ with the leading brands in consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles.

On June 27, 2022 we completed the sale of our Defense Electronics segment which consisted of our Telephonics subsidiary for $330,000 in cash, excluding customary post-closing adjustments. As such, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities have been classified as assets and liabilities of the discontinued operation in the Consolidated Balance Sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

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

On August 1, 2023, Griffon amended its credit agreement to increase the total amount available for borrowing under its revolving credit facility from $400,000 to $500,000, extend the maturity date of the revolving credit facility from March 22,

2025 to August 1, 2028 and modify certain other provisions of the facility (the "Credit Agreement"). See Note 12, Long-Term Debt, for further details.

Update of COVID-19 on Our Business

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants, or the outbreak of a new pathogen, could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

CPP Global Sourcing Strategy Expansion and Restructuring Charges
On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market.

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

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP is broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022. This initiative resulted in annual cash savings of $25,000 in fiscal 2023. The cost to implement this new business platform included one-time charges of $51,869 and capital investments of approximately $13,000, net of proceeds from the sale of exited facilities.

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

•Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Reportable Segments:

HOME AND BUILDING PRODUCTS

The HBP segment consists of Clopay. Founded in 1964 and acquired by Griffon in 1986, Clopay has grown organically and through acquisitions to become the largest manufacturer and marketer of residential and commercial garage doors and rolling steel doors in North America. The majority of Clopay's sales come from home remodeling and renovation projects, with the balance from commercial construction and new residential housing construction. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. Sales into the commercial market are driven by commercial construction and repair and replacement, including the aging of nonresidential buildings, warehouses and institutional and industrial facilities, as well as increased business activity, changes to building codes, security of facilities, and trends of improving function and performance.

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

Customers

Clopay supports a diversity of customers ranging from local rural dealerships to national retail chains. Clopay’s customers include over 3,000 independent professional installing dealers and major home center retail chains including Home Depot and Menards. Clopay maintains strong relationships with its installing dealers and believes it is the largest supplier of sectional garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America.

Clopay distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the U.S. and Canada. These distribution centers allow Clopay to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Clopay is currently the exclusive supplier of residential and commercial garage doors to Home Depot and Menards locations throughout North America, and has relationships with each of more than 25 years. The loss of either of these customers would have a material adverse effect on Clopay and Griffon.

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

Clopay provides a unique customer experience platform called MyClopay™ which delivers an array of sales, order management, analytical, instructional, and informational applications. These applications empower Clopay’s customers to provide the best solutions to their end customers, and MyClopay has been widely adopted by Clopay’s customers due to its feature rich, intuitive, and device-agnostic software. We believe this capability is unique to the industry.

Within the MyClopay application suite, Clopay customers use a proprietary residential door web application, the MyDoor® mobile enabled app, that guides consumers through an easy to use door visualization and pricing process, allowing them to select the optimal door for their home. For Clopay’s commercial products, Clopay’s Commercial Door Quoter (CDQ®™) and WebGen™ applications deliver a streamlined quoting and bid submittal process to our professional dealers, providing improved close rates, productivity, and back office efficiency.

Raw Materials and Suppliers

The principal raw material used in Clopay's manufacturing is galvanized steel. Clopay also utilizes certain hardware components, as well as wood and insulated foam. All raw materials are generally available from a number of sources.

Competition

The sectional garage door and commercial rolling steel door industry includes several large national manufacturers and many smaller, regional and local manufacturers. Clopay competes on the basis of service, quality, brand awareness, product design and price.

Clopay brand names are widely recognized in the building products industry. Clopay believes that it has earned a reputation among installing dealers and retailers for producing a broad range of innovative, high-quality doors with industry leading lead times supported by an extensive distribution network. Clopay's market position, brand recognition, and proprietary software applications and systems are key marketing tools for expanding its customer base.

Manufacturing and Distribution

Clopay's principal manufacturing facilities include 1,487,000 square feet in Troy and Russia, Ohio, 279,000 square feet in Mountain Top, Pennsylvania and 163,000 square feet in Goodyear, Arizona. Clopay distributes its products through a wide range of distribution channels, including a national network of 54 distribution centers with a total of approximately 1,100,000 square feet. This network of manufacturing facilities and distribution centers is capable of providing just in time and prepositioned inventory across the U.S. and Canada, and provides flexibility regarding how and where doors are delivered to customers in their local markets.

CONSUMER AND PROFESSIONAL PRODUCTS

Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, Hunter and ClosetMaid. AMES, founded in Massachusetts in 1774, has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is a leading manufacturer of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the U.K., and Ireland. Under the ClosetMaid brand, CPP is the leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States. Under the Hunter brand, since 1886, CPP is a leading provider of residential, industrial and commercial fans in the United States.

CPP has approximately 2,800 employees worldwide.

Brands

CPP's brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools, outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Dynamic Design®™, Apta® and Quatro Design®. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. CPP's home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand. CPP's residential, industrial and commercial fan products are sold under the Hunter Fan®, Hunter Industrial® and Casablanca® brands.

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

•Home Organization: AMES designs, manufactures and sells a comprehensive portfolio of wire and wood shelving, containers, storage cabinets and other closet and home organization accessories primarily under the highly recognized ClosetMaid® brand name. Wire products include wire shelving and hardware, wire accessories and kitchen storage products. Wire product brands include Maximum Load®, SuperSlide® and ShelfTrack®. Wood solutions include closet systems, cube storage, storage furniture and cabinets. Selected wood product brands include MasterSuite®, Suite Symphony®™, ExpressShelf®, Style+®, and SpaceCreations®.

•Fans: CPP designs and sells residential, industrial and commercial fans under the Hunter Fan®, Hunter Industrial® and Casablanca® brand names.

•Cleaning Products: CPP offers a line of cleaning products for professional, home, and industrial use, including brooms, brushes, squeegees, and other cleaning products, primarily under the Harper® brand.

Customers

CPP sells products throughout North America, Australia, New Zealand, the U.K. and Ireland through (1) home centers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies (with the average length of the relationship with these customers being approximately 30 years); (2) mass market, specialty, and hardware retailers including Tractor Supply Corporation (“Tractor Supply”), Wal-Mart Stores Inc. ("Walmart"), Target Corporation ("Target"), Canadian Tire Corporation, Limited ("Canadian Tire"), Costco Wholesale Corporation ("Costco"), Ace, Do-It-Best and True Value Company; (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco; (4) homebuilders, such as D.R. Horton, KB Home, Lennar and NVR, Inc.; and (5) E-commerce platforms, such as Amazon Inc. (“Amazon”), Wayfair Inc., (“Wayfair), Hayneedle Inc., “(Hayneedle”), Overstock Inc. (“Overstock”), and Spreetail LLC. (“Spreetail”).

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

Competition

The long-handled tools and landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation in the hand tool and pruning tool market and Truper Herramientas S.A. de C.V. in the long-handled and garden tool space, compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and in the long-handled plastic snow shovel category. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long-handled tools, wheelbarrows, planters, striking tools and pruning tools.

The home storage and organizational solutions industry is also highly fragmented. CPP, primarily under the ClosetMaid brands, sells through retail, direct to consumer (e-commerce category) and direct to installer (building) channels and competes with a significant number of companies across each of these unique channels. Principal competition for retail wire products is from products sourced from China, India and other low-cost producing countries. FirstService Brands, Inc. sells competing wood solutions under the brand California Closets®, but does not sell through the retail or direct to consumer channels.

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

Manufacturing and Distribution

CPP sources products for sale through a combination of internal and external global manufacturing sources and supply chain partners. Principal North American manufacturing and distribution facilities include a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot manufacturing center in St. Francois, Quebec, Canada. CPP operates smaller manufacturing facilities, including wood mills, at several other locations in the United States, and internationally in Jiangmen, China, and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

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

Discontinued Operation:

DEFENSE ELECTRONICS

On June 27, 2022, Griffon completed the sale of its Defense Electronics segment, which consisted of Griffon's Telephonics subsidiary, for $330,000, excluding certain customary post-closing adjustments. As such, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities have been classified as assets and liabilities of the discontinued operation in the Consolidated Balance Sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

Griffon Corporation

Employees

As of September 30, 2023, Griffon and its subsidiaries employ approximately 5,700 employees located primarily throughout the U.S., Canada, the United Kingdom, Australia, and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business, efficiency initiatives, or other changes in the level of Griffon's business activity (for instance, based on actual or anticipated customer demand or other factors), could require staffing level adjustments. The expansion of CPP’s global sourcing strategy has resulted in the recent closure of certain CPP US facilities; as a result, CPP employs approximately 57 fewer employees today than it did on September 30, 2023. Additional CPP US facility closures will result in further CPP US headcount reductions.

As of September 30, 2023, approximately 54 CPP employees were covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union.  These employees were located at CPP's facility in Harrisburg, PA, which has since ceased operations. Additionally, approximately 163 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2023, Home Depot represented 12% of Griffon’s consolidated revenue, 9% of HBP's revenue and 15% of CPP's revenue.

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

Seasonality

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the HBP and CPP businesses. HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2023, 54% of CPP's' sales occurred during the second and third quarters compared to 58% in 2022 and 53% in 2021.

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

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2023.
Trademarks are of significant importance to Griffon’s HBP and CPP businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, HBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell® and Cookson® commercial door brands. Principal global and regional trademarks used by CPP for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Apta®, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within CPP include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. CPP’s Hunter Fan Company has over 135 years of experience in the ceiling fan industry with well-recognized brands including Hunter®, Casablanca®, Hunter Industrial®, and Jan Fan®. The HBP and CPP businesses have approximately 1,647 registered trademarks and approximately 139 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are also important to the HBP and CPP businesses. HBP holds approximately 45 issued patents and 24 pending patent applications in the U.S., as well as approximately 20 and 98 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. CPP protects its designs and product innovation through the use of patents, and currently has approximately 674 issued patents and approximately 247 pending patent applications in the U.S., as well as approximately 275 and 97 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.

Environmental, Social and Governance
Griffon and its operating companies have always taken into account environmental, social and governance (ESG) considerations in the management of our businesses. Griffon is a subscriber to the United Nations Global Compact (UNGC) and published its inaugural annual ESG report, in relation to fiscal 2021, benchmarked to both UNGC Sustainable Development Goals and to the Sustainability Accounting Standards Board criteria. The Griffon ESG policy and fiscal 2021 ESG Report can be found on the Griffon website at www.griffon.com. We expect to file our fiscal 2022 ESG report before the end of calendar 2023.

The fiscal 2021 ESG Report discusses employee safety, employee education and welfare, energy consumption, water consumption, waste generation, recycled raw materials, and packaging initiatives, as well as community involvement and charitable giving. For 2022, we expanded our metrics gathering to include carbon emissions and other air emissions; our 2022 ESG report will provide comparisons between 2021 and 2022. In addition, in connection with the announcement of an expansion of CPP's global sourcing strategy, we adopted a Supplier Code of Conduct (SCC) that essentially binds our suppliers to the same ESG goals and criteria to which Griffon adheres.

Griffon has assessed the environmental risk from its operations and focused its efforts to date on areas with the potential to have the greatest environmental impact. Where available, we use recycled materials to construct our products, and we continuously improve our packaging to reduce both volume and environmental impact. For example, bags used to pack AMES’ Kelkay aggregate products in the UK are made from plant-based materials, and not from petroleum. Seventy percent of the steel used in HBP's garage doors is recycled steel. AMES is a member of the Appalachian Hardwood Manufacturers Association, which provides sustainable hardwoods for AMES tools, and is committed to purchasing hardwoods through the Sustainable Forestry Initiative.

Our operating companies are involved in the local communities in which they operate. We are involved in more than 100 charitable and community organizations, including well known national concerns such as Habitat for Humanity, Boys and Girls Clubs, the Home Depot Foundation (Diamond Sponsor) and the American Cancer Society, as well as local groups such as garden clubs. For example, Clopay employees built a new home for Habitat for Humanity, and AMES contributed tools and products to that effort. Our communities know they can count on our support.

Over the last five years, we have invested millions of dollars in capital improvements relating to energy consumption and employee safety and health. These improvements include lighting energy efficiency projects saving in excess of 1.5 million kilowatt-hours annually, major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs through the use of robotics. Griffon has also invested significant time and capital in reducing ergonomic injuries through better work positioning and lifting improvements. Griffon has invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias.

More importantly, we view our employees as more than just workers. Through our Employee Stock Ownership Plan, our U.S. employees own approximately nine percent of Griffon stock. Our businesses engage in a variety of outreach programs in the various communities in which we operate to recruit new employees at all levels. These programs involve high schools and vocational schools, as well as colleges and universities, and often include internships as a means for potential new employees to experience what it is like to be part of our team. We also have a variety of onboarding programs, onsite job training programs, leadership development programs, and tuition reimbursement and education assistance policies to further the development and advancement of our employees.

In all of our geographies, we use on-site inspections of suppliers and specific contractual terms to manage our supply chains to ensure compliance with environmental and social laws and regulations, as well as with our policies, including with respect to human rights, child labor, slave labor and unsafe working conditions. Our SCC requires that all new suppliers, major volume suppliers and suppliers in higher risk areas submit a formal certification of compliance with our SCC. All significant suppliers worldwide will be required to periodically submit to an SCC audit, which evaluates not only quality control and vendor capabilities, but assesses to what extent each supplier emphasizes environmental, labor and social considerations in the operation of its business. Griffon companies are phasing in the SCC over the next several years, with the initial year to include training and program roll-out.

Honesty, transparency, and ethical practices have been ordinary course at Griffon for decades, and we continue to review and upgrade our programs in these areas. Our Code of Business Ethics and Conduct ("Code"), to which every employee certifies annually, requires that each and every employee conduct business to the highest ethical standards. Any acts of bribery are strictly prohibited, as is human trafficking and activities supporting human trafficking, such as the use of conflicts minerals. The Code prohibits all business courtesies except for those with an insignificant value, and even then, only under limited circumstances. Our SCC reinforces the same expectations from our suppliers. Our Corporate Governance Guidelines are published on our website. While the guidelines require that a majority of directors be independent, currently all of our directors are independent except our CEO (constituting over 92% of our directors). Griffon has appointed a lead independent director and has four principal board committees - Audit, Compensation, Nominating and Corporate Governance, and Finance - each of which has its responsibilities set forth in a charter available on the Griffon website.

We expect each of our employees and suppliers around the world to work hard to deliver outstanding products to our customers and to deliver value to our shareholders. And, while doing so, we expect them to respect and adhere to our environmental, social and governance commitments and policies, and to make our company a place where all employees are proud to come to work every day.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	65
Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Douglas Elliman Inc. (NYSE:DOUG), Franklin BSP Capital Corporation, Franklin BSP Lending Corporation and Franklin Private Credit Fund.

Robert F. Mehmel	61
President and Chief Operating Officer since December 2012, director from May 2018 to March 2022. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (Formerly NYSE:DRS) ("DRS"), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Brian G. Harris	54
Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:WLY) and Arthur Andersen, LLP.

Seth L. Kaplan	54	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2024, within both the HBP and CPP segments, which are linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many HBP and CPP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any near term debt maturities, if these conditions persist, we may have difficulty refinancing our debt when it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The HBP and CPP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2023, approximately 59% and 41% of Griffon’s consolidated revenue was derived from the HBP and CPP segments, respectively, which were dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on HBP and CPP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP and CPP businesses.

Griffon is exposed to fluctuations in inflation, which could negatively affect its business, financial condition and results of operations.

Inflation rates, particularly in the United States, increased to historic levels in 2022. Although, according to the U.S. Department of Labor, the annual inflation rate for the United States decreased to 3.7% for the twelve months ended September 30, 2023, high inflation or increases in inflation may result in decreased demand for Griffon’s operating company’s products and services and increased operating costs and expenses, including for labor, raw materials and supplies. In addition, the United States Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. As a result of fluctuations in inflation, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset Griffon’s cost increases with price increases may result in reduced sales, increased customer dissatisfaction or harm to reputation. Additionally, Griffon’s operating companies may be unable to raise the prices of their products and services at or above the rate at which their costs increase, which may reduce operating margins and have a material adverse effect on financial results and future growth.

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

Many HBP and CPP customers are large mass merchandisers, such as home centers, warehouse clubs, discount stores, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from suppliers based in low-cost countries to source and sell products under their own private label brands to compete with HBP and CPP products and brands, which puts increasing price pressure on the products of these businesses. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. The loss of, or a failure by, one of HBP’s or CPP’s significant customers could adversely impact our sales and operating cash flows.

To address all of these challenges, HBP and CPP must be able to respond to these competitive pressures, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases. In addition, there can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon’s financial results.

The loss of large customers can harm financial results.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot and Menards are significant customers of HBP and Home Depot, Lowe’s and Bunnings are significant customers of CPP. Home Depot accounted for approximately 12% of consolidated revenue, 9% of HBP's revenue and 15% of CPP's revenue for the year ended September 30, 2023. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, both HBP and CPP extend credit to its customers, which exposes it to credit risk. The largest customer accounted for approximately 7%, 19% and 13% of the net accounts receivable of HBP, CPP and Griffon as of September 30, 2023, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of HBP, CPP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair the ability of HBP and CPP to meet their customer demands.

HBP and CPP rely on a limited number of companies globally to supply components and manufacture certain of their products. The percentage of HBP and CPP worldwide sourced finished goods as a percent of revenue approximated 5% and 27%, respectively, in 2023. The percentage of HBP and CPP's worldwide sourced components as a percent of cost of goods sold approximated 20% and 4%, respectively, in 2023. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both HBP and CPP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of HBP's and CPP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet HBP and CPP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of HBP and CPP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events may impact the ability of HBP and CPP to fill orders, which could have a material adverse effect on customer relationships.

In May 2023, in response to changing market conditions, Griffon announced that CPP will expand its global sourcing strategy. This will increase CPP’s reliance on third-party suppliers and therefore is likely to increase CPP’s exposure to the risks relating to the use of third-party suppliers. See the risk below titled “The expansion of CPP’s global sourcing strategy may not achieve its intended results.”

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP and CPP suppliers primarily provide resin, wood, steel and wire rod. Both of these businesses could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, both HBP and CPP have experienced price increases for most of their raw materials.

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

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, and manufactured and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are currently sourced from suppliers in China, with some of these products sourced exclusively from suppliers in China. Certain raw materials used by CPP may be sourced from China and therefore may have their prices and availability impacted by tariffs imposed on trade between the United States and China. As it executes its expanded sourcing strategy and closes numerous U.S. facilities, CPP may increase its reliance on suppliers in China, which could further impact pricing and tariffs.

The sourcing of CPP finished goods, components and raw materials from China are generally subject to supply agreements with Chinese companies. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction, including other jurisdictions within China itself. The relatively limited Chinese judicial precedent on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations in China may be subject to government policies or political changes.

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. The tariffs currently apply to approximately 66% of U.S. imports from China, or more than $330 billion of trade. Section 301 of the Trade Act of 1974 requires that the duties must terminate after four years unless one or more domestic beneficiaries of the tariffs requests their continuation. In September 2022, the United States Trade Representative (USTR) announced that it had received such requests and would therefore continue the tariffs pending a comprehensive review of their necessity. As of September 30, 2023 the four-year review remains ongoing. In September the USTR announced an extension of certain exclusions from the tariffs through December 31, 2023 to allow the USTR to complete its review. It remains unknown whether the USTR will continue the Section 301 tariffs upon completion of its review.

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

From October 1, 2022 through September 30, 2023, more than 4,000 shipments to U.S importers, valued at approximately $1.4 billion, were targeted by CBP for further inspection. Neither CPP nor its suppliers currently manufacture or source products, components or raw materials from the Uyghur region of China; however, CBP takes a broad approach when targeting shipments it believes may have originated from the Uyghur region based on product definitions, tariff codes and supplier names that lead them to suspect the goods come from the Uyghur region. Additionally, the Forced Labor Enforcement Task Force has determined that certain industry sectors (including apparel, cotton and cotton products, and silica-based products) have an inherently higher risk of forced labor, such that CBP may detain goods suspected of being manufactured with materials originating from Xinjiang, regardless of their declared country of origin.

As a result, CPP shipments may be targeted for detention in which case they become subject to the rebuttable presumption that they were sourced from the Uyghur region even though they are not imported directly from China or are otherwise demonstrably outside the scope of the UFLPA. In view of the increased enforcement of forced labor initiatives, we are continuing to update our compliance measures and work with our supply base to validate their supply chains, from raw materials through components to finished goods, to ensure our goods are not made using forced labor. We cannot be certain that our products will not be targeted or that our shipments will not be detained, which may impact our operating performance. Forced labor enforcement initiatives are also targeting imports from other countries besides China, and we will continue to monitor the products and countries subject to increased scrutiny for potential impacts to our operations.

The continuing political and economic conflicts between U.S. and China have resulted in, and may continue to result in retaliatory actions from, both countries, and it is unknown whether current US-China relations over Taiwan, including the signature of the US-Taiwan Initiative on 21st Century Trade signed in May 2023, will impact the ongoing trade dispute with China. We cannot predict what new retaliatory policies and regulations may be implemented by the Chinese government in response to the U.S./Taiwan engagement, and any such policies and regulations or other responses may adversely affect our business operations in China.

HBP and CPP operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement (USMCA), and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and the cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect HBP and CPP. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the U.K., or may make it easier for other companies to compete by eliminating restrictions on products from countries in which HBP and CPP competitors source products. With the expansion of its global sourcing strategy and the closure of numerous US manufacturing locations, CPP is likely to experience a diminished ability to take advantage of the trade benefits of the USMCA.

The ability of HBP and CPP to import products in a timely and cost-effective manner may continue to be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, fuel prices, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries, as well as the potential for increased costs due to currency exchange fluctuations. These issues, along with the ongoing war between Russia and Ukraine, could delay importation of products or require HBP and CPP to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the business and financial results of HBP and CPP.

The expansion of CPP’s global sourcing strategy may not achieve its intended results.

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines. This expansion of CPP’s global sourcing strategy will increase Griffon’s exposure to certain other risks to which it is subject, including those related to the procurement of products from third party suppliers, many of whom are located in China and other non U.S. jurisdictions. Griffon will also be subject to unique risks associated with the implementation of CPP’s expanded global sourcing strategy, including potential negative effects relating to the closing of domestic manufacturing facilities and the related termination of employees. There is a risk that CPP’s ability to provide products to its customers will be disrupted as CPP increases its reliance on third party suppliers and expands its distribution system for products manufactured by third parties. CPP may also not realize the proceeds it expects from the sale of facilities that will no longer be used by CPP.

CPP’s expanded global sourcing strategy may also increase its exposure to cybersecurity risks, as discussed in the below risk factor titled “Griffon’s operations and reputation may be adversely impacted if our information technology (IT) systems, or the IT systems of third parties with whom we do business, fail to perform adequately or if we or such third parties are the subject of a data breach or cyber-attack."

CPP’s expanded global sourcing strategy is designed to better position CPP to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, which is in turn expected to improve CPP’s competitive positioning and financial performance. There is no guarantee that the restructuring will achieve these intended results.

The COVID-19 outbreak, or any other future pandemic, could adversely impact our results of operations.

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants or any other future pandemic could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

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

If as a result of a resurgence of COVID-19 or the outbreak of a new pandemic, governments take protective actions, it may have a material adverse impact on Griffon’s businesses and operating results for the reasons described above. In such event, the extent and duration of any impact on our businesses would be difficult to predict. To the extent such resurgence or new outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2023, 54% of CPP's' sales occurred during the second and third quarters compared to 58% in 2022 and 53% in 2021.

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

At September 30, 2023, Griffon employed approximately 5,700 people on a full-time basis, approximately 4% of whom are covered by collective bargaining or similar labor agreements. If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability. As a result of the expansion of CPP’s global sourcing strategy, CPP is closing a number of its U.S. facilities, some of which employ union workers; accordingly, the number of Griffon employees that belong to a union will decrease.

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

There can be no assurance that the precautions which we have taken against certain events that could disrupt the operations of our IT systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.

Griffon may be unable to implement its acquisition growth strategy, which may result in added expenses without a commensurate increase in revenue and income, and divert management’s attention.

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisition of Hunter Fan, its largest acquisition ever, in January 2022; the integration of Hunter Fan with CPP is ongoing. In the past, Griffon has consummated a group of acquisitions within a short time period, which could occur again; the risks relating to integration of an acquisition may be exacerbated when numerous acquisitions are consummated in a short time period.

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

Risks Related to Our Indebtedness

Griffon’s senior notes, which have limited covenants, are not due until 2028; its $800 million Term Loan B (current balance of $463 million), which also has limited covenants, is not due until 2029; and its $500 million revolving line of credit, which has greater covenant requirements, does not mature until 2028. However, in the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. There are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 53,062,352 shares, net of treasury shares, were outstanding as of September 30, 2023. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

If HBP and CPP do not continue to develop and maintain leading brands or realize the anticipated benefits of advertising and promotion spend, its operating results may suffer.

The ability of HBP and CPP to compete successfully depends in part on the company’s ability to develop and maintain leading brands so that retail and other customers will need its products to meet consumer demand. Leading brands allow both CPP and HBP to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While HBP and CPP plan to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.
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

For the fiscal year ended September 30, 2023, we also recorded a non-cash, pre-tax indefinite-lived intangible assets impairment of $109,200. For the fiscal year ended September 30, 2022, we recorded a non-cash, pre-tax indefinite-lived intangible asset impairment of $175,000 and a non-cash, pre-tax goodwill impairment of $342,027. These non-cash impairments resulted in an aggregate decrease of $1.49 and $8.43 in our earnings per share for the fiscal year ended September 30, 2023 and 2022, respectively. Should we have to record additional impairment charges in the future, it could similarly have a significant negative impact on our earnings per share for the year in which any such impairment charge is recorded.

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

Griffon and its companies conduct operations in Canada, Australasia, the U.K., and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 15% of consolidated revenue for the year ended September 30, 2023. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

It is also possible that Griffon’s suppliers may inadvertently infringe on, or be accused of infringing on, proprietary rights held by others. Any such infringement (or alleged infringement) may have a material adverse effect on Griffon’s business, results of operations and financial condition. For example, in the past, a supplier may not be able to develop an alternative design that meets Griffon’s needs at a comparable cost or at all, and the supply of certain products or components to Griffon may be interrupted.

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

Griffon is subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive is expected to be enacted into the national law of the EU member states by December 31, 2023. If similar directives under Pillar Two are adopted by taxing authorities in other countries in which we do business, such changes could materially increase the amount of taxes we pay and therefore materially decrease our results of operations and cash flows. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the U.S. If such audits result in assessments different from recorded income tax liabilities, Griffon’s future financial results may include unfavorable adjustments to its income tax provision.

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

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Griffon occupies approximately 10,490,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, U.K., Ireland and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Troy, OH	Home and Building Products	Manufacturing	1,237,000	Owned
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Mason, OH	Home and Building Products	Office	131,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Greenville, OH	Home and Building Products	Distribution	148,000	Leased	2025
Camp Hill, PA *	Consumer and Professional Products	Manufacturing	380,000	Owned
Harrisburg, PA *	Consumer and Professional Products	Manufacturing	264,000	Owned
Ocala, FL	Consumer and Professional Products	Office, Manufacturing	619,500	Owned
Ocala, FL	Consumer and Professional Products	Distribution	56,500	Leased	2024
Grantsville, MD *	Consumer and Professional Products	Manufacturing	155,000	Owned
Champion, PA *	Consumer and Professional Products	Wood Mill	225,000	Owned
Cork, Ireland	Consumer and Professional Products	Manufacturing, Distribution	74,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2035
United Kingdom (various)	Consumer and Professional Products	1 Manufacturing and 2 Distribution	411,000	Leased	2023 - 2027
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	997,000	Leased	2034
Australia (various)	Consumer and Professional Products	8 Distribution 1 Manufacturing	769,000	Leased	2024 - 2031
Fairfield, IA *	Consumer and Professional Products	Manufacturing	54,000	Leased	2024
Mt Wellington, New Zealand	Consumer and Professional Products	Manufacturing	54,000	Leased	2027
Guangdong, China	Consumer and Professional Products	Manufacturing	211,000	Leased	2023
Byhalia, MS	Consumer and Professional Products	Distribution	600,000	Leased	2025
Smyrna, TN	Consumer and Professional Products	Office	100,000	Leased	2025
* Facilities to cease operations during fiscal 2024 as part of CPP's Global Supply Chain expansion.

In addition to the facilities listed above, HBP leases approximately 1,105,000 square feet of space for distribution centers in numerous facilities throughout the U.S. and in Canada; HBP and CPP lease approximately 180,000 square feet of office space throughout the U.S. and various international locations; and CPP owns approximately 133,000 square feet of additional space for operational wood mills in the U.S. Some of the CPP wood mills will cease operations during fiscal 2024 as part of CPP's Global Supply Chain expansion.

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

Dividends

During 2023, the Company declared and paid four regular quarterly cash dividends consisting of two cash dividends of $0.10 per share and two cash dividends of $0.125 per share, totaling $0.45 per share for the year. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

During 2022, the Company paid a regular quarterly cash dividend of $0.09 per share, totaling $0.36 per share for the year. Additionally, on June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022.

During 2021, the Company declared and paid a regular quarterly cash dividend of $0.08 per share, totaling $0.32 per share for the year.

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

On November 14, 2023, the Board of Directors declared a cash dividend of $0.15 per share, payable on December 14, 2023 to shareholders of record as of the close of business on November 28, 2023.

Registered Holders

As of October 31, 2023, there were approximately 2,322 registered holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	328,473

Equity compensation plans not approved by security holders	—	$—	—
_____________________________________
(1)Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	59,297	(2)	$39.65	59,297
August 1 - 31, 2023	509,413	(2)	41.39	509,413
September 1 - 30, 2023	1,032,152		40.67	1,032,152
Total	1,600,862		$40.86	1,600,862	$107,183	(1)

_____________________________________________________

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of September 30, 2023, $107,183 remained available for purchase under these Board authorized repurchase programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES - Liquidity" - for information regarding share repurchases in the first quarter of fiscal 2024 and the amount remaining available for purchase as of immediately prior to the filing of this Annual Report on Form 10-K.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2023, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2018, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$350
$300
$250
$200
$150
$100
$50
$0
9/18
9/19
9/20
9/21
9/22
9/23
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

Griffon conducts its operations through two reportable segments:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands. HBP revenue was 59%, 53% and 46% of Griffon’s consolidated revenue in 2023, 2022 and 2021, respectively.

•Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid. CPP revenue was 41%, 47%, and 54% of Griffon’s consolidated revenue in 2023, 2022 and 2021, respectively.

On August 1, 2023, Griffon amended its credit agreement to increase the total amount available for borrowing under its revolving credit facility from $400,000 to $500,000, extend the maturity date of the revolving credit facility from March 22, 2025 to August 1, 2028 and modify certain other provisions of the facility (the "Credit Agreement"). See Note 12, Long-Term Debt for further details.

On June 27, 2022, we completed the sale of our Defense Electronics ("DE") segment, which consisted of our Telephonics Corporation ("Telephonics") subsidiary, for $330,000 in cash, excluding customary post-closing adjustments. As such, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities have been classified as assets and liabilities of the discontinued operation in the Consolidated Balance Sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

On May 16, 2022, Griffon announced that its Board of Directors initiated a process to review a comprehensive range of strategic alternatives to maximize shareholder value including a sale, merger, divestiture, recapitalization or other strategic transaction, and on April 20, 2023, Griffon announced that its Board of Directors, after extensive evaluation and deliberation, determined that the ongoing execution of the Company's strategic plan was the best way to maximize value for shareholders and unanimously decided to conclude its review.

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
Update of COVID-19 on Our Business

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the public health emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our business. Though the severity of COVID-19 has subsided, new variants, or the outbreak of a new pathogen, could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and U.S. economy, which could materially and adversely impact our businesses. See information provided in Part 1, Item 1A, “Risk Factors” in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

2023 Compared to 2022

Revenue for the year ended September 30, 2023 of $2,685,183 decreased 6% compared to $2,848,488 for the year ended September 30, 2022, resulting from decreased revenue of 18% at CPP, partially offset by increased revenue of 5% at HBP. Adjusting for the period Griffon did not own Hunter in the prior year, organic revenue decreased 8% to $2,609,417. Hunter contributed $75,766 of incremental revenue during the year-to-date period.

Gross profit for 2023 was $948,821 compared to $936,886 in 2022. Gross profit as a percent of sales (“gross margin”) for 2023 and 2022 was 35.3% and 32.9%, respectively. In the years ended 2023 and 2022, gross profit included restructuring charges of $82,028 and $7,964, respectively. In the year ended 2022, gross profit also included amortization of $5,401 related to the fair value step-up of acquired inventory sold in connection with the Hunter Fan acquisition. Excluding these charges from both years, gross profit would have been $1,030,849 or 38.4% of revenue, compared to $950,251 or 33.4% in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2023 of $642,734 or 23.9% of revenue, increased 6% from $608,926, or 21.4% of revenue, in 2022. 2023 SG&A expenses included restructuring charges of $10,440, strategic review (retention and other) of $20,225, special dividend ESOP charges of $15,494 and proxy expenses of $2,685. 2022 SG&A expenses included restructuring charges of $8,818, acquisition costs of $9,303, strategic review (retention and other) of $9,683, special dividend ESOP charges of $10,538 and proxy expenses of $6,952. In 2023, proxy expenses of $2,685 related to a settlement entered into with a shareholder that had submitted a slate of director nominees. In 2022, proxy expenses of $6,952 (including legal and advisory fees) were the result of a proxy contest initiated by a shareholder which was completed at the shareholder meeting on February 17, 2022. Excluding these items from both periods, 2023 SG&A expenses would have been $593,890, or 22.1% of revenue compared to $563,632, or 19.8%, with the increase in expenses primarily due to a full year of Hunter Fan expenses as well as increased management incentives, marketing, advertising and administrative expenses.

During the fiscal year ended September 30, 2023, Griffon performed annual and interim impairment testing of its goodwill and indefinite-lived intangible assets. Griffon performed a quantitative assessment of the CPP reporting units and indefinite-lived intangible assets. The assessments did not result in an impairment to goodwill. The impairment tests did result in pre-tax noncash impairment charges totaling $109,200 ($81,313, net of tax) to CPP's gross carrying amount intangible assets. For HBP, Griffon performed qualitative assessments and determined that indicators that fair value was less than the carrying amount were not present.

Interest expense in 2023 of $101,445 increased 20% compared to 2022 interest expense of $84,379, primarily as a result of an increased effective interest rate related to the $800,000 seven year Term Loan B facility entered into in the prior year in connection with the Hunter acquisition, of which Griffon prepaid $25,000 and $300,000 aggregate principal amount in 2023 and 2022, respectively. These amounts were in addition to the required nominal quarterly principal payments of $2,000 per quarter totaling $8,000 and $4,000 in 2023 and 2022, respectively.

Other income (expense) of $2,928 and $6,881 in 2023 and 2022, respectively, includes $302 and $305, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, $469 and $(225), respectively, of net gains (losses) on investments, and $(866) and $4,256, respectively, of net periodic benefit plan income (expense). Other income (expense) also includes rental income of $212 and $689 in 2023 and 2022, respectively. Additionally, it includes royalty income of $2,104 and $2,250 in 2023 and 2022, respectively.

Griffon reported income before tax from continuing operations for 2023 of $112,682 compared to a loss before tax from continuing operations for 2022 of $270,879. The income tax provision recognized in 2023 and 2022 translated to an effective income tax rate of 31.1% and 6.2%, respectively.  The 2023 and 2022 tax rates included discrete and certain other tax provisions net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2023 and 2022 were 27.3% and 29.0%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations. Income from continuing operations for 2023 was $77,617, or $1.42 per share, compared to loss from continuing operations of $287,715, or $5.57 per share in 2022. The 2023 income from continuing operations included the following:

– Restructuring charges of $92,468 ($68,779, net of tax, or $1.26 per share);
– Gain on sale of buildings $12,655 (9,586, net of tax, or $0.18 per share);
– Debt extinguishment, net $437 ($332, net of tax, or $0.01 per share);
– Strategic review - retention and other of $20,225 ($15,253, net of tax, or $0.28 per share);
– Special dividend ESOP charges of $15,494 ($11,779, net of tax, or $0.22 per share);
– Proxy expenses of $2,685 ($2,059, net of tax, or $0.04 per share);
– Intangible asset impairments of $109,200 ($81,313, net of tax, or $1.49 per share); and
– Discrete and certain other tax provision, net, of $175 or 0.00 per share.

The 2022 loss from continuing operations included the following:
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
– Goodwill and intangible asset impairments of $517,027 ($454,753, net of tax, or $8.43 per share); and
– Discrete and certain other tax provision, net, of $3,913 or $0.07 per share.

Excluding these items from both reporting periods, 2023 income from continuing operations would have been $247,721, or $4.54 per share compared to $219,786, or $4.07 per share, in 2022.

2022 Compared to 2021

Revenue for the year ended September 30, 2022 of $2,848,488 compared to $2,270,626 for the year ended September 30, 2021 increased 25% resulting from increased revenue at HBP and CPP of 45% and 9%, respectively. Hunter (purchased on January 24, 2022) contributed $246,474 of revenue in 2022. The organic revenue increase was 15%.

Gross profit for 2022 was $936,886 compared to $641,113 in 2021. The gross margin for 2022 and 2021 was 32.9% and 28.2%, respectively. In the years ended 2022 and 2021, gross profit included restructuring charges of $7,964 and $7,923, respectively. In the year ended 2022, gross profit also included amortization of $5,401 related to the fair value step-up of acquired inventory sold in connection with the Hunter Fan acquisition. Excluding these charges from both years, gross profit would have been $950,251 or 33.4% of revenue, compared to $649,036 or 28.6% in the prior year.

Selling, general and administrative expenses in 2022 of $608,926 increased 29% from $470,530 in 2021. The 2022 SG&A expenses included restructuring charges of $8,818, acquisition costs of $9,303, strategic review (retention and other) of $9,683, special dividend ESOP charges of $10,538, proxy expenses of $6,952. The 2021 SG&A expenses included restructuring charges of $13,495. Excluding these items from both periods, 2022 SG&A expenses would have been $563,632, or 19.8% of revenue compared to $457,035 or 20.1%, with the increase in expenses primarily due to the inclusion of expenses related to Hunter, which was acquired in January 2022, and increased distribution and shipping costs.

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

Interest expense in 2022 of $84,379 increased 34% compared to 2021 of $63,175, primarily as a result of increased debt related to the $800,000 seven year Term Loan B facility entered into in connection with the Hunter acquisition, of which Griffon repaid $300,000 aggregate principal amount in the third quarter of 2022.

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

Griffon reported a loss before tax from continuing operations for 2022 of $270,879 compared to income before tax from continuing operations for 2021 of $109,955. The income tax provision in 2022 and 2021 translated to an effective income tax rate of 6.2% and 36.1%, respectively.  The 2022 and 2021 tax rates included discrete and certain other tax provisions net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2022 and 2021 were 29.0% and 31.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Loss from continuing operations for 2022 was $287,715, or $5.57 per share, compared to income from continuing operations of $70,302, or $1.32 per share in 2021. The 2022 loss from continuing operations included the following:

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

Griffon evaluates performance based on adjusted income from continuing operations and the related adjusted earnings per common share, which excludes non-cash impairment charges, restructuring charges, debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of income (loss) from continuing operations to adjusted income from continuing operations and earnings (loss) per share from continuing operations to adjusted earnings per share from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2023	2022	2021
Income (loss) from continuing operations	$77,617	$(287,715)	$70,302
Adjusting items:
Restructuring charges(1)	92,468	16,782	21,418
Gain on sale of buildings	(12,655)	—	—
Debt extinguishment, net	437	4,529	—
Acquisition costs	—	9,303	—
Strategic review - retention and other	20,225	9,683	—
Special dividend ESOP charges	15,494	10,538	—
Proxy expenses	2,685	6,952	—
Fair value step-up of acquired inventory sold	—	5,401	—
Goodwill and intangible asset impairments	109,200	517,027	—
Tax impact of above items(2)	(57,925)	(76,627)	(5,287)
Discrete and other certain tax provision	175	3,913	3,245
Adjusted income from continuing operations	$247,721	$219,786	$89,678

Earnings (loss) per common share from continuing operations	$1.42	$(5.57)	$1.32

Adjusting items, net of tax:
Anti-dilutive share impact(3)	—	0.24	—
Restructuring charges(1)	1.26	0.23	0.30
Gain on sale of buildings	(0.18)	—	—
Debt extinguishment, net	0.01	0.06	—
Acquisition costs	—	0.15	—
Strategic review - retention and other	0.28	0.13	—
Special dividend ESOP charges	0.22	0.15	—
Proxy expenses	0.04	0.10	—
Fair value step-up of acquired inventory sold	—	0.07	—
Goodwill and intangible asset impairments	1.49	8.43	—
Discrete and other certain tax (benefit) provision	—	0.07	0.06
Adjusted earnings per share from continuing operations	$4.54	4.07	$1.68
Weighted-average shares outstanding (in thousands)	52,111	51,672	53,369
Diluted weighted average shares outstanding (in thousands)(3)	54,612	53,966	53,369
Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the year ended September 30, 2023, restructuring charges relate to the CPP global sourcing expansion of which $82,028 is included in Cost of goods and services and $10,440 is included in SG&A.

(2) Tax impact for the above reconciling adjustments from GAAP to non-GAAP Income from continuing operations and the related EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) In fiscal 2022, loss from continuing operations is calculated using basic shares on the face of the income statement. Per share impact of using diluted shares represents the impact of converting from the basic shares used in calculating earnings per share from the loss from continuing operations to the diluted shares used in calculating earnings per share from the adjusted income from continuing operations.

REPORTABLE SEGMENTS

Griffon evaluates performance and allocates resources based on each segment's adjusted EBITDA, a non-GAAP measure, defined as income before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason.

See the table provided in Note 19 - Business Segments for a reconciliation of adjusted EBITDA to income before taxes from continuing operations.

Home and Building Products

	For the Years Ended September 30,
	2023		2022		2021

Residential repair and remodel	$757,088		$736,525		$516,995
Residential new construction	131,305		140,291		116,528
Residential	888,393		876,816		633,523
Commercial	700,112		630,066		407,585
Total Revenue	$1,588,505		$1,506,882		$1,041,108

Adjusted EBITDA	$510,876	32.2%	$412,738	27.4%	$181,015	17.4%

Depreciation and amortization	$15,066		$16,539		$17,370

2023 Compared to 2022
HBP revenue in 2023 increased $81,623, or 5%, compared to 2022, due to favorable commercial and residential pricing and mix of 8%, partially offset by a decline in volume of 3%. The volume decrease was primarily driven by residential, partially offset by increased commercial.

HBP Adjusted EBITDA in 2023 increased 24% to $510,876 compared to $412,738 in 2022. Adjusted EBITDA benefited from the increased revenue noted above and reduced material costs, partially offset by increased labor, transportation, advertising and marketing costs.

Segment depreciation and amortization decreased $1,473 from the comparable prior year period primarily due to fully depreciated assets.

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

Segment depreciation and amortization decreased $831 in 2022 compared to 2021 primarily due to fully depreciated assets.

Consumer and Professional Products

	For the Years Ended September 30,
	2023		2022		2021

United States	$716,098		$858,956		$766,150
Europe	51,041		106,471		123,607
Canada	75,477		92,930		85,676
Australia	231,764		258,945		244,674
All other countries	22,298		24,304		9,411
Total Revenue	$1,096,678		$1,341,606		$1,229,518

Adjusted EBITDA	$50,343	4.6%	$99,308	7.4%	$115,673	9.4%

Depreciation and amortization	$49,811		$47,562		$34,433

2023 Compared to 2022

CPP revenue in 2023 decreased $244,928, or 18%, compared to 2022, primarily resulting from a 25% decrease in volume across all channels and geographies driven by reduced customer demand, elevated customer inventory levels, customer supplier diversification in the U.S., and an unfavorable foreign exchange impact of 2%. The volume decline was partially offset by $75,766 of Hunter revenue, or 6%, for the portion of the comparable year-to-date period in which Hunter was not owned by Griffon in the prior year, as well as price and mix of 3%. Hunter contributed $282,723 during 2023 compared to $246,474 in 2022.

CPP adjusted EBITDA in 2023 decreased 49% to $50,343 compared to $99,308 in 2022, primarily due to the unfavorable impact of the reduced volume noted above and its related impact on manufacturing and overhead absorption, partially offset by reduced material costs, discretionary spending and $7,679 of Hunter EBITDA for the portion of the comparable year-to-date period in which Hunter was not owned by Griffon in the prior year. EBITDA reflected an unfavorable foreign exchange impact of 2%. Hunter contributed $56,949 during 2023 compared to $43,579 in 2022.

Segment depreciation and amortization increased $2,249 compared to the prior year period, primarily due to depreciation and amortization on assets placed in service, including a full period of Hunter assets, partially offset by fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

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

Segment depreciation and amortization increased $13,129 in 2022 compared to 2021 primarily due to depreciation for new assets placed in service and the Hunter assets acquired.

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

During the year ended September 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $92,468. Cash charges totaled $33,536 and non-cash, asset-related charges totaled $58,932; the cash charges included $16,772 for one-time termination benefits and other personnel-related costs and $16,764 for facility exit and other related costs. Non-cash charges included a $21,832 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges(1)	$19,500	$35,500	$75,000	$130,000	$5,000
Total 2023 restructuring charges	(16,772)	(16,764)	(58,932)	(92,468)	—
Estimate to Complete	$2,728	$18,736	$16,068	$37,532	$5,000
________________________
(1)The above table represents the upper range of anticipated charges during the duration of the project.

To date, the global sourcing expansion project remains on schedule and within budget. By the end of calendar 2023, operations at two manufacturing facilities and four wood mills, representing over one million square feet of space, will cease. The remaining affected AMES locations will be transitioned during calendar year 2024.

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP was broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022. The cost to implement this new business platform included one-time charges of approximately $51,869 and capital investments of approximately $13,000, net of future proceeds from the sale of exited facilities. This initiative resulted in cash savings of approximately $25,000.

Unallocated Amounts

For 2023, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $55,887 compared to $53,888 in 2022, with the increase primarily due to stock compensation expense.

For 2022, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $53,888 compared to $50,278 in 2021, with the increase primarily due to compensation and incentive costs.

Depreciation and Amortization

Depreciation and amortization of $65,445 in 2023 compared to $64,658 in 2022; the increase was primarily due to depreciation for new assets placed in service and a full year of depreciation and amortization related to the Hunter Fan acquisition.

Depreciation and amortization of $64,658 in 2022 compared to $52,302 in 2021; the increase was primarily due to depreciation for new assets placed in service and the Hunter assets acquired.

Comprehensive Income (Loss)

During 2023, total other comprehensive income (loss), net of taxes, of $12,728 included a gain of $8,447 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound, all in comparison to the U.S. Dollar; a $6,634 gain from pension and other post-retirement benefits, primarily associated with an increase in the assumed discount rate compared to 2022; and a $2,353 loss on cash flow hedges.
During 2022, total other comprehensive income (loss), net of taxes, of $(36,761) included a loss of $37,920 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound, and Australian and Canadian Dollars, all in comparison to the U.S. Dollar; a $1,503 gain from pension and other post-retirement benefits, primarily associated with an increase in the assumed discount rate compared to 2021; and a $344 loss on cash flow hedges.

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics for $330,000, excluding customary post-closing adjustments, primarily related to working capital. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for sale in the consolidated balance sheets. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

At September 30, 2023 and 2022, Griffon's discontinued assets and liabilities included the Company's obligation of $4,596 and $8,846, respectively, in connection with the sale of Telephonics related to certain customary post-closing adjustments, primarily working capital and retention bonuses. At September 30, 2023 and 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income taxes, product liability, warranty and environmental reserves, and totaled $7,202 and $8,072, respectively. See Note 8, Discontinued Operations.

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

As of September 30, 2023, the amount of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries was $45,500. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial to the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our August 2028 five-year secured $500,000 revolving credit facility ("Revolver"). During the fiscal year ended September 30, 2023, the Company generated $431,765 of net cash from continuing operating activities and, as of September 30, 2023, the Company had $436,593 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $102,889 at September 30, 2023.

The table below provides a summary of the Consolidated Statements of Cash Flows for the periods indicated.

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2023	2022
Net Cash Flows Provided By (Used In):
Operating activities	$431,765	$59,240
Investing activities	(45,211)	(583,227)
Financing activities	(400,162)	393,345
Cash provided by operating activities from continuing operations for 2023 was $431,765 compared to $59,240 in 2022, an increase of $372,525. The increase was due to increased cash generated from operations at HBP and a decrease in working capital across all businesses, primarily inventory and accounts receivable.

Cash flows from investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During 2023, Griffon used $45,211 in investing activities from continuing operations compared to $583,227 in 2022. During 2023, cash flows used in investing activities from continuing operations primarily consisted of a working capital adjustment payment of $2,568 related to the sale of Telephonics and capital expenditures of $63,604 that included the purchase of two buildings for approximately $29,207, partially offset by proceeds totaling $20,961 from the sale of two buildings. During 2022, cash flows used in investing activities from continuing operations primarily consisted of a $851,464 payment to acquire Hunter on January 24, 2022 and capital expenditures of $42,488, partially offset by proceeds from the sale of Telephonics on June 27, 2022 totaling $295,712 and proceeds from the sale of investments totaling $14,923.

Cash used in financing activities from continuing operations was $400,162 in 2023 compared to cash provided by financing activities of $393,345 in 2022. During 2023, cash flows used in financing activities from continuing operations primarily consisted of net repayments of long-term debt of $99,223, primarily related to the Revolver, the payoff of AMES UK loans and a prepayment of $25,000 aggregate principal amount of the Term Loan B; the purchase of treasury shares in connection with the board authorized share repurchase program and to satisfy withholding taxes on vesting of restricted stock totaling $163,970; and the payment of dividends of $133,814. During 2022, cash flows provided by financing activities from continuing operations primarily consisted of the payment of dividends of $126,677, purchase of treasury shares to satisfy withholding taxes on vesting of restricted stock of $10,886 and net proceeds from long-term debt of $547,715. During 2022, Griffon prepaid $300,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B Griffon recognized a $6,296 charge related to the write-off of capitalized debt issuance costs. In addition, during 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt. At September 30, 2023, there were $50,445 in outstanding borrowings under the Credit Agreement, compared to $97,328 in outstanding borrowings at the same date in 2022.

During 2023, the Board of Directors approved two quarterly cash dividends each for $0.10 per share, and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On November 14, 2023, the Board of Directors declared a cash dividend of $0.15 per share, payable on December 14, 2023, to shareholders of record as of the close of business on November 28, 2023.

During 2023, 365,823 shares, with a market value of $12,882, or $35.21 per share were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. During 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations from August 3, 2016 and August 1, 2018 of $57,955. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During 2023, Griffon purchased 4,142,794 shares of common stock under these repurchase programs, for a total of $150,772, or $36.39 per share, excluding excise taxes. As of September 30, 2023, $107,183 remains under these Board authorized repurchase programs. In connection with the share repurchases, excise taxes totaling $1,301 was accrued as of September 30, 2023.

Subsequent to September 30, 2023 and through November 14, 2023, Griffon purchased 1,127,062 shares of its common stock for a total of $44,980, or $39.91 per share under Board authorized share repurchase programs. On November 15, 2023, Griffon announced a $200,000 increase to its share repurchase program which on November 15, 2023 had $262,203 available given effect to all repurchases through November 14, 2023.

During 2023, cash used in discontinued operations from operating activities of $2,994 primarily related to the settling of certain liabilities, primarily stay bonuses, associated with the disposition of Telephonics, and environmental and other costs related to other discontinued businesses. During 2022, cash provided by discontinued operations from operating activities of $10,198 primarily related to Telephonics operations and the payment of income taxes, stay bonuses and transaction related expenses, as well as payments associated with the settling of certain environmental and other liabilities related to other discontinued businesses. During 2022, cash used by discontinued operations from investing activities of $2,627 primarily related to Telephonics capital expenditures.

Debt

At September 30, 2023 and 2022, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2023	2022
Cash and equivalents	$102,889	$120,184
Notes payables and current portion of long-term debt	$9,625	$12,653
Long-term debt, net of current maturities	1,459,904	1,560,998
Debt discount and issuance costs	20,283	21,909
Total debt	1,489,812	1,595,560
Debt, net of cash and equivalents	$1,386,923	$1,475,376
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

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2023, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $882,171 on September 30, 2023 based upon quoted market prices (level 1 inputs). At September 30, 2023, $8,920 of underwriting fees and other expenses incurred remained to be amortized.

On August 1, 2023, Griffon amended and restated its revolving credit agreement (as amended, "Credit Agreement"). The amendment increased the maximum borrowing availability on its revolving credit facility from $400,000 to $500,000 (the "Revolver") and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028

Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. Additionally, the Revolver includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.42% at September 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at September 30, 2023) and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at September 30, 2023).

At September 30, 2023, under the Credit Agreement, there were $50,445 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $436,593 was available, subject to certain loan covenants, for borrowing at that date.

On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver, and replaced LIBOR with SOFR. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.79% as of September 30, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and secured leverage thresholds starting with the fiscal year ended September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, of the aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance, and recognized a $437 and $6,296 charge on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $461,843 on September 30, 2023 based upon quoted market prices (level 1 inputs). At September 30, 2023, $7,039 of underwriting fees and other expenses incurred remained to be amortized. At September 30, 2023, $463,000 of the Term Loan B was outstanding.

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

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. During 2022, the financing lease on the Troy, Ohio location expired. The Troy lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 22- Leases for further details.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,117 as of September 30, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.69% using CDOR and 6.43% using Bankers Acceptance Rate CDN as of September 30, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At September 30, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,117 as of September 30, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000 ($19,188 as of September 30, 2023). The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.33% at September 30, 2023). At September 30, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,188 as of September 30, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver, which matured in July 2023. Prior to maturity, on June 30, 2023, AMES UK repaid and cancelled the GBP 14,000 term loan and GBP 4,000 mortgage loan. The payoff amounts were GBP 7,525 ($9,543) and GBP 2,451 ($3,108), respectively. Upon maturity in July 2023, the GBP 5,000 revolver had no balance and was not renewed.

Other debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.
At September 30, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.6x at September 30, 2023.

Capital Resource Requirements

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines. By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace. These actions will be essential to CPP achieving 15% EBITDA margins, while enhancing free cash flow through improved working capital and significantly lower capital expenditures. For additional information, see the CPP segment discussion.

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $463,000 on September 30, 2023, and the Revolver, which matures in 2028 and has an outstanding balance of $50,445. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.79% as of September 30, 2023). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.42% at September 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at September 30, 2023), and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at September 30, 2023).

Griffon's purchase obligations, which are generally for the purchase of goods and services in the ordinary course of business over the next twelve months is approximately $160,539. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm.

Griffon rents real property and equipment under operating leases expiring at various dates. Operating lease obligations over the next twelve months is approximately $41,955. Refer to Note 22 - Leases.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2023, Home Depot represented 12% of Griffon’s consolidated revenue, 9% of HBP's revenue and 15% of CPP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of September 30, 2023 and September 30, 2022 and for the years ended September 30, 2023 and 2022. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended		For the Year Ended
	September 30, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$2,190,636	$—	$2,301,215
Gross profit	$—	$800,477	$—	$752,982
Income (loss) from operations	$(42,948)	$228,346	$(43,492)	$(127,982)
Equity in earnings of Guarantor subsidiaries	$149,981	$—	$(184,618)	$—
Net income (loss)	$(85,770)	$149,981	$(74,423)	$(184,618)

Summarized Balance Sheet Information

	For the Year Ended		For the Year Ended
	September 30, 2023		September 30, 2022
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$51,701	$707,929	$49,238	$915,329
Non-current assets	13,954	1,317,575	15,571	1,393,864
Total assets	$65,655	$2,025,504	$64,809	$2,309,193

Current liabilities	$76,460	$226,532	$78,635	$275,165
Long-term debt	1,459,952	—	1,538,235	12,886
Other liabilities	(9,994)	271,985	4,331	322,224
Total liabilities	$1,526,418	$498,517	$1,621,201	$610,275

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

An estimate is considered to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on Griffon’s financial position or results of operations. The most significant areas involving management estimates are described below.

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

As of September 30, 2023, the balance of goodwill on our balance sheet is $327,864 and indefinite-lived intangibles representing our trademarks is $293,447. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test, the assessment is based on both an income-based and market-based valuation approach. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

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

During the fiscal year ended September 30, 2023, the Company performed a qualitative assessment of the HBP reporting unit goodwill and determined that indicators that the fair value was less than the carrying amount were not present. With respect to CPP's reporting units goodwill, the Company performed a quantitative assessment using both an income-based and market-based approach, which did not result in an impairment. Additionally, the Company compared the estimated fair values of the CPP indefinite-lived intangibles to their carrying amounts, which resulted in pre-tax noncash impairment charges of $109,200 to the gross carrying amount of our trademarks, of which $9,200 was recognized in the fourth quarter and $100,000 was recognized in the second quarter. Indicators of impairment were not present for the HBP indefinite-lived intangibles during 2023. A 100-basis point increase in the discount rate would have resulted in an additional impairment charge to our indefinite-lived intangible assets of $4,600 and a goodwill impairment of $19,400.

For the fiscal year ended September 30, 2022, we performed a qualitative assessment of the HBP reporting unit and determined that indicators that the fair value was less than the carrying amount were not present. However, indicators of impairment were present for our CPP reporting units driven by a decrease in comparable company market multiples and an increase in interest rates and the related impact on weighted average cost of capital rates. As such, in connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, we performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach. The impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027. Further, we compared the estimated fair values of the CPP indefinite lived intangibles to their carrying amounts which resulted in a pre-tax, non-cash impairment charge of $175,000. Indicators of impairment were not present for the HBP indefinite-lived intangibles during 2022.

Long-lived assets, such as customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. As of September 30, 2023 and 2022, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups as of September 30, 2023.

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

Item 8.    Financial Statements and Supplementary Data
The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP (PCAOB ID 248) are included herein:

▪Report of Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets at September 30, 2023 and 2022.
▪Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2023, 2022 and 2021.
▪Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021.
▪Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023, 2022 and 2021.
▪Notes to Consolidated Financial Statements.
▪Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

CPP Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

As described further in notes 1 and 7 to the consolidated financial statements, the Company tests goodwill at the reporting unit level and indefinite-lived intangible assets at least annually for impairment. The Company performed its annual impairment testing of goodwill as of September 30, 2023 for the CPP reporting units and associated indefinite-lived intangible assets. Additionally, due to a decrease in forecasted sales and operating results due to elevated customer inventory levels and reduced customer demand, the Company completed an interim impairment test as of March 31, 2023 for the CPP reporting units and certain associated indefinite-lived intangible assets. The Company performed the interim and annual impairment testing of goodwill by comparing the fair value of the Company’s reporting units to their respective carrying values. The fair value of the CPP reporting units was determined using a combination of the income and market-based valuation approach methodologies, which include the present value of expected future cash flows and the use of market assumptions specific to the reporting unit. The Company used prospective financial information to which discount rates were applied to calculate the fair value. Similarly to goodwill, the Company tested indefinite-lived intangibles for impairment as of March 31, 2023 and September 30, 2023. The Company utilized a relief from royalty method to calculate and compare the fair value of the indefinite-lived intangible assets to their carrying value. As a result of the impairment tests, the Company recorded indefinite-lived intangible asset impairment as of March 31, 2023, and September 30, 2023. We identified the Company’s interim and annual impairment testing of the CPP reporting units’ goodwill and certain indefinite-lived intangible assets as a critical audit matter.

The principal considerations for our determination that the interim and annual impairment testing is a critical audit matter are as follows: The determination of the fair value of reporting units and indefinite-lived intangibles require management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates, and specifically for indefinite-lived intangibles, royalty rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. Management also used a selection of comparable companies that correspond to each reporting unit to derive a market-based multiple for the CPP reporting units. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting units and indefinite-lived assets. In turn, auditing these judgments and assumptions requires a high degree of auditor judgment.

Our audit procedures related to the quantitative impairment testing included the following: We tested the design and operating effectiveness of controls relating to the impairment testing, including the Company’s ability to develop the estimates utilized in calculating the fair value of the CPP reporting units and certain indefinite-lived intangible assets. Such estimates included prospective financial information, long-term growth rates, discount rates, weighted average cost of capital and specifically for indefinite-lived intangibles, royalty rates. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation methodology utilized and assessed the appropriateness of inputs utilized. We evaluated the qualifications of those responsible for preparing the calculations of fair values. We tested the inputs, significant judgments and estimates utilized in performing the annual and interim impairment tests, which included comparing management’s judgments and estimates to industry and market data. We tested the inputs, significant judgments and estimates, as follows: a) tested prospective financial information and long-term growth rates by comparing to historical trends and industry expectations, performed a sensitivity analysis over growth rates and assessed management’s historical ability to accurately forecast; b) tested discount rates by comparing to historical rates and industry expectations, compared rates to market comparable companies and independently calculated discount rates for comparison to those used by management; c) for indefinite-lived intangibles, tested royalty rates by comparing to comparable licensing agreements; and d) tested weighted average cost of capital by analyzing the implied discount rate and independently calculated a weighted-average discount rate using individual discount rates and compared to the rate utilized by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

New York, New York
November 15, 2023

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2023	At September 30, 2022
CURRENT ASSETS
Cash and equivalents	$102,889	$120,184
Accounts receivable, net of allowances of $11,264 and $12,137	312,432	361,653
Inventories	507,130	669,193
Prepaid and other current assets	57,139	62,453
Assets of discontinued operations	1,001	1,189
Total Current Assets	980,591	1,214,672
PROPERTY, PLANT AND EQUIPMENT, net	279,218	294,561
OPERATING LEASE RIGHT-OF-USE ASSETS	169,942	183,398
GOODWILL	327,864	335,790
INTANGIBLE ASSETS, net	635,243	761,914
OTHER ASSETS	21,731	21,553
ASSETS OF DISCONTINUED OPERATIONS	4,290	4,586
Total Assets	$2,418,879	$2,816,474
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,625	$12,653
Accounts payable	116,646	194,793
Accrued liabilities	193,098	171,797
Current portion of operating lease liabilities	32,632	31,680
Liabilities of discontinued operations	7,148	12,656
Total Current Liabilities	359,149	423,579
LONG-TERM DEBT, net	1,459,904	1,560,998
LONG-TERM OPERATING LEASE LIABILITIES	147,224	159,414
OTHER LIABILITIES	132,708	190,651
LIABILITIES OF DISCONTINUED OPERATIONS	4,650	4,262
Total Liabilities	2,103,635	2,338,904
COMMITMENTS AND CONTINGENCIES - See Note 16
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 84,746 in both 2023 and 2022.	21,187	21,187
Capital in excess of par value	662,680	627,982
Retained earnings	281,516	344,060
Treasury shares, at cost, 31,684 common shares and 27,682 common shares, respectively.	(577,686)	(420,116)
Accumulated other comprehensive loss	(70,010)	(82,738)
Deferred compensation	(2,443)	(12,805)
Total Shareholders’ Equity	315,244	477,570
Total Liabilities and Shareholders’ Equity	$2,418,879	$2,816,474

 The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2023	2022	2021
Revenue	$2,685,183	$2,848,488	$2,270,626
Cost of goods and services	1,736,362	1,911,602	1,629,513
Gross profit	948,821	936,886	641,113
Selling, general and administrative expenses	642,734	608,926	470,530
Goodwill and intangible asset impairments	109,200	517,027	—
Total operating expenses	751,934	1,125,953	470,530
Income (loss) from continuing operations	196,887	(189,067)	170,583
Other income (expense)
Interest expense	(101,445)	(84,379)	(63,175)
Interest income	2,094	215	440
Gain on sale of buildings	12,655	—	—
Debt extinguishment, net	(437)	(4,529)	—
Other, net	2,928	6,881	2,107
Total other income (expense)	(84,205)	(81,812)	(60,628)
Income (loss) before taxes from continuing operations	112,682	(270,879)	109,955
Provision for income taxes	35,065	16,836	39,653
Income (loss) from continuing operations	77,617	(287,715)	70,302
Discontinued operations:
Income before tax from discontinued operations	—	116,345	10,121
Provision for income taxes	—	20,188	1,212
Income from discontinued operations	—	96,157	8,909
Net income (loss)	$77,617	$(191,558)	$79,211
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.49	$(5.57)	$1.38
Income from discontinued operations	—	1.86	0.18
Basic earnings (loss) per common share	$1.49	$(3.71)	$1.56
Weighted-average shares outstanding	52,111	51,672	50,830
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.42	$(5.57)	$1.32
Income from discontinued operations	—	1.86	0.17
Diluted earnings (loss) per common share	$1.42	$(3.71)	$1.48
Weighted-average shares outstanding	54,612	51,672	53,369

Net income (loss)	$77,617	$(191,558)	$79,211
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	8,447	(37,920)	6,433
Pension and other post retirement plans	6,634	1,503	17,796
Gain (loss) on cash flow hedge	(2,353)	(344)	1,886
Total other comprehensive income (loss), net of taxes	12,728	(36,761)	26,115
Comprehensive income (loss)	$90,345	$(228,319)	$105,326

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$77,617	$(191,558)	$79,211
Net income from discontinued operations	—	(96,157)	(8,909)
Income (loss) from continuing operations	$77,617	$(287,715)	$70,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	65,445	64,658	52,302
Fair value write-up of acquired inventory sold	—	5,401	—
Stock-based compensation	41,112	33,135	20,088
Goodwill and intangible asset impairments	109,200	517,027	—
Asset impairment charges - restructuring	58,932	4,831	6,655
Provision for losses on accounts receivable	1,297	1,416	501
Amortization of deferred financing costs and debt discounts	4,235	3,775	2,640
Debt extinguishment, net	437	4,529	—
Deferred income tax provision (benefit)	(37,795)	(56,706)	13,763
(Gain)/ loss on sale/disposal of assets and investments	(12,960)	(469)	231
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable	50,793	(20,662)	(7,002)
(Increase) decrease in inventories	129,209	(106,753)	(154,515)
(Increase) decrease in prepaid and other assets	621	(20,005)	(9,598)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(67,843)	(96,372)	72,773
Other changes, net	11,465	13,150	1,668
Net cash provided by operating activities - continuing operations	431,765	59,240	69,808
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(63,604)	(42,488)	(36,951)
Acquired business, net of cash acquired	—	(851,464)	(2,242)
Proceeds (payments) from investments	—	14,923	(17,211)
Proceeds (payments) from sale of business, net	(2,568)	295,712	—
Proceeds from sale of property, plant and equipment	20,961	90	237
Net cash used in investing activities - continuing operations	(45,211)	(583,227)	(56,167)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(133,814)	(126,677)	(17,139)
Purchase of shares for treasury	(163,970)	(10,886)	(3,357)
Proceeds from long-term debt	122,558	1,058,909	20,912
Payments of long-term debt	(221,781)	(511,194)	(27,833)
Financing costs	(3,025)	(17,065)	(571)
Other, net	(130)	258	(257)
Net cash provided by (used) in financing activities - continuing operations	(400,162)	393,345	(28,245)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(2,994)	10,198	41,961
Net cash provided by (used in) investing activities	—	(2,627)	6,751
Net cash provided by (used in) discontinued operations	(2,994)	7,571	48,712
Effect of exchange rate changes on cash and equivalents	(693)	(5,398)	(3,544)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(17,295)	(128,469)	30,564
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	120,184	248,653	218,089
CASH AND EQUIVALENTS AT END OF PERIOD	$102,889	$120,184	$248,653
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$99,833	$78,274	$60,781
Cash paid for taxes	70,937	80,264	41,216

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2020	83,739	$20,935	$583,008	$607,518	27,610	$(413,493)	$(72,092)	$(25,725)	$700,151
Net income	—	—	—	79,211	—	—	—	—	79,211
Dividends	—	—	—	(16,731)	—	—	—	—	(16,731)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	152	(3,357)	—	—	(3,357)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,437	2,437
Equity awards granted, net	636	159	(159)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	2,922	—	—	—	—	—	2,922
Stock-based compensation	—	—	16,410	—	—	—	—	—	16,410
Other comprehensive income, net of tax	—	—	—	—	—	—	26,115	—	26,115
Balance at 9/30/2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net income (loss)	—	—	—	(191,558)	—	—	—	—	(191,558)
Dividends	—	—	—	(134,380)	—	—	—	—	(134,380)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,483	10,483
Equity awards granted, net	371	93	(7,713)	—	(502)	7,620	—	—	—
ESOP allocation of common stock	—	—	15,729	—	—	—	—	—	15,729
Stock-based compensation	—	—	17,785	—	—	—	—	—	17,785
Other comprehensive income, net of tax	—	—	—	—	—	—	(36,761)	—	(36,761)
Balance at 9/30/2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income (loss)	—	—	—	77,617	—	—	—	—	77,617
Dividends	—	—	—	(140,161)	—	—	—	—	(140,161)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	366	(12,990)	—	—	(12,990)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,362	10,362
Common stock acquired	—	—	—	—	4,143	(152,279)	—	—	(152,279)
Equity awards granted, net	—	—	(7,699)	—	(507)	7,699	—	—	—
ESOP allocation of common stock	—	—	21,868	—	—	—	—	—	21,868
Stock-based compensation	—	—	20,529	—	—	—	—	—	20,529
Other comprehensive income, net of tax	—	—	—	—	—	—	12,728	—	12,728
Balance at 9/30/2023	84,746	21,187	662,680	281,516	31,684	(577,686)	(70,010)	(2,443)	315,244

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

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics for $330,000, excluding customary post-closing adjustments, primarily related to working capital. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operation as held for

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

sale in the consolidated balance sheets. All references made to results and information in the Consolidated Financial Statements on Form 10-K are to Griffon's continuing operations unless noted otherwise.

On December 22, 2020, AMES acquired Quatro Design Pty Ltd (“Quatro”), a leading Australian manufacturer and supplier of glass fiber reinforced concrete landscaping products for residential, commercial, and public sector projects.

Griffon currently conducts its operations through two reportable segments:

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

•Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Consolidation

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Earnings per share

Due to rounding, the sum of earnings per share may not equal earnings per share of Net income.

Discontinued operations

For the years ended September 30, 2023, 2022 and 2021, discontinued operations includes the Telephonics business, and the assets and liabilities of discontinued installations business and other discontinued activities which have been segregated from Griffon's continuing operations primarily related to insurance claims, product liability, warranty and environmental reserves. See Note 8, Discontinued Operations.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities. Griffon had cash in non-U.S. bank accounts of approximately $45,500 and $54,200 at September 30, 2023 and 2022, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts and notes payable and revolving credit and Term Loan B debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

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

The fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $882,171 and $461,843, respectively, on September 30, 2023. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,671 at September 30, 2023 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

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

At September 30, 2023 and 2022, Griffon had $11,000 and $25,000 of Australian dollar contracts at a weighted average rate of $1.45 and $1.42, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement (level 2 inputs). Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. Accumulated Other Comprehensive Income (AOCI) included deferred gains of $765 ($536, net of tax) and $2,017 ($1,412, net of tax) at September 30, 2023 and 2022, respectively. Upon settlement gains (losses) of $3,991, $5,477 and $(2,204) were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during 2023, 2022 and 2021, respectively. All contracts expire in 30 days.

At September 30, 2023 and 2022, Griffon had $52,000 and $74,250 of Chinese Yuan contracts at a weighted average rate of $7.00 and $6.79, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement (level 2 inputs). Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred losses of $1,721 ($1,257, net of tax) and $3,179 ($2,320, net of tax) at September 30, 2023 and 2022, respectively. Upon settlement, losses of $2,313 and $736 were recorded in COGS during 2023 and 2022, respectively. All contracts expire in 10 to 335 days.

At September 30, 2023 and 2022, Griffon had $3,700 and $6,300, respectively, of Canadian dollar contracts at a weighted average rate of $1.36 and $1.28, respectively. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains of $60 and $427 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2023 and 2022, respectively. Realized gains (losses) of $336, $247 and $(381) were recorded in Other income during 2023, 2022 and 2021, respectively. All contracts expire in 30 to 357 days.

Pension plan assets with a fair value of $146,997 at September 30, 2023, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

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

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates during the applicable fiscal year. Adjustments resulting from currency translation are recorded in AOCI as cumulative translation adjustments. The Company recognized cumulative translation gains of $8,447 during 2023 and losses of $37,920 during 2022. As of September 30, 2023 and 2022, the cumulative foreign currency translation recorded in AOCI was a loss of $48,723 and $57,170, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income as a component of Other income (expense).

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Accounts receivable, expected loss allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, Home Depot was 13%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2023 and 2022 were $106,166 and $80,482, respectively.

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

Depreciation expense, which includes amortization of assets under capital leases, was $43,056, $46,443 and $42,741 in 2023, 2022 and 2021, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $17,598, $16,683 and $14,362 in 2023, 2022 and 2021, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $1,463, $1,739 and $1,592 for the years ended September 30, 2023, 2022 and 2021, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2023 was approximately $208,037.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Long-lived assets, including customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, generally eight to 25 years, and involves significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. For the fiscal years ended September 30, 2023 and 2022, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups.

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

During the fiscal year ended September 30, 2023, the Company performed a qualitative assessment of the HBP reporting unit goodwill and determined that indicators that the fair value was less than the carrying amount were not present. With respect to CPP's reporting units goodwill, the Company performed a quantitative assessment using both an income based and market based approach, which did not result in an impairment. Additionally, the Company compared the estimated fair values of the CPP indefinite-lived intangibles, using the relief from royalty method, to their carrying amounts. The impairment tests resulted in pre-tax noncash impairment charges of $109,200 to the gross carrying amount of our trademarks, of which $9,200 was recognized in the fourth quarter and $100,000 was recognized in the second quarter. Indicators of impairment were not present for the HBP indefinite-lived intangibles during 2023.

For fiscal year ended September 30, 2022, we performed a qualitative assessment of the HBP reporting unit and determined that indicators that the fair value was less than the carrying amount were not present. However, indicators of impairment were present for our CPP reporting units driven by a decrease in comparable company market multiples and an increase in interest rates and the related impact on weighted average cost of capital rates. As such, in connection with the preparation of our financial statements for the fiscal year ended September 30, 2022, we performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach. The impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027. Further, we compared the estimated fair values of the CPP indefinite lived intangibles, using the relief from royalty method, to their carrying values which resulted in a pre-tax, non-cash impairment charge of $175,000.

.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Leases

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

Research and development costs, shipping and handling costs and advertising costs

Research and development costs are charged to SG&A expense as incurred and amounted to approximately $18,000 in 2023, $16,000 in 2022 and $7,000 in 2021.

Total shipping and handling costs included in both COGS and SG&A were $123,100 in 2023, $130,830 in 2022 and $113,700 in 2021, of which $67,300 in 2023, $69,000 in 2022 and $58,100 in 2021 were included in SG&A. Advertising costs, which are expensed as incurred in SG&A, was $28,000 in 2023, $27,000 in 2022 and $19,000 in 2021.

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

The Company’s non-service cost components of net periodic benefit plan cost was an expense (benefit) of $866, $(4,256) and $(907) during 2023, 2022, and 2021 respectively.

Issued but not yet effective accounting pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-06, Disclosure Improvements: Amendments - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The FASB issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The company does not expect the provisions of the standard to have a material impact on the Company's financial statements and related disclosures.

New Accounting Standards Implemented

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606 (Revenue Guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update was effective for the Company beginning in fiscal 2023. Adoption of this standard did not have an impact on our consolidated financial statements and the related disclosures.

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

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation, and extended warranty services. These contracts require judgment in determining the number of performance obligations. For contracts with multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of contracts, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. The transaction price includes variable consideration, such as discounts and volume rebates, when it is probable that a significant reversal of revenue recognized will not occur. Variable consideration is determined using either the expected value or the most likely amount of consideration to be received based on historical experience and the specific facts and circumstances at the time of evaluation.
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
The Company recognizes revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in either Cost of Goods and Services or Selling, General and Administrative expenses.

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

On January 24, 2022, Griffon acquired Hunter, a market leader in residential ceiling, commercial, and industrial fans, from MidOcean for a contractual purchase price of $845,000. The acquisition was primarily financed with a Term Loan B facility and a combination of cash on hand and revolver borrowings. Hunter complements and diversifies Griffon's portfolio of leading consumer brands and products. Based on the final purchase price allocation, the goodwill recognized was $250,711, which was assigned to the CPP segment, and is not deductible for income tax purposes. The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired Hunter on October 1, 2020:

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

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the Telephonics business as a discontinued operation, to the historical results of Hunter after applying Griffon’s accounting policies and the following proforma adjustments:

•Depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2020.
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
____________________________
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

During the years ended September 30, 2023 and 2021, acquisition related costs were de minimis. During the year ended September 30, 2022, SG&A included acquisition costs of $9,303.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2023	At September 30, 2022
Raw materials and supplies	$127,342	$173,520
Work in process	12,070	50,963
Finished goods	367,718	444,710
Total	$507,130	$669,193

In connection with the Company's restructuring activities described in Note 10, Restructuring Charges, during the year ended September 30, 2023, CPP recorded an inventory impairment charge of $37,100 to adjust to net realizable value.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2023	At September 30, 2022
Land, building and building improvements	$169,923	$159,693
Machinery and equipment	447,972	511,779
Leasehold improvements	33,740	35,489
	651,635	706,961
Accumulated depreciation and amortization	(372,417)	(412,400)
Total	$279,218	$294,561
Except as described in Note 10, Restructuring Charges, no impairment occurred during the year ended September 30, 2023.

NOTE 6 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less allowances for credit losses. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivables balances and the financial condition of its customers. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Credit losses are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2021	$8,787
Allowance for credit losses acquired	2,598
Provision for expected credit losses	1,172
Amounts written off charged against the allowance	(251)
Other, primarily foreign currency translation	(169)
Ending Balance, September 30, 2022	$12,137
Provision for expected credit losses	971
Amounts written off charged against the allowance	(1,186)
Other, primarily foreign currency translation	(658)
Ending Balance, September 30, 2023	$11,264

NOTE 7 — GOODWILL AND INTANGIBLES

Goodwill at September 30, 2023 and 2022 was $327,864 and $335,790, respectively.

For the fiscal year ended September 30, 2023, the Company performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach, which did not result in a goodwill impairment. For the HBP reporting unit, we performed a qualitative assessment and determined that indicators that fair value was less than the carrying amount were not present.

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

The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2023, 2022 and 2021.

	At September 30, 2021	Goodwill from acquisitions (a)	Accumulated Impairment Charges	Foreign currency translation adjustments	At September 30, 2022	Goodwill from acquisitions (a)	Foreign currency translation adjustments	At September 30, 2023
Consumer and Professional Products	$234,895	$258,536	$(342,027)	$(6,867)	$144,537	$(7,926)	$—	$136,611
Home and Building Products	191,253	—	—	—	191,253	—	—	191,253
Total	$426,148	$258,536	$(342,027)	$(6,867)	$335,790	$(7,926)	$—	$327,864
(a) The change in the CPP segment was due to the acquisitions of Hunter in 2022.

During the fiscal year ended September 30, 2023, the Company compared the estimated fair values of its CPP indefinite-lived intangibles to their carrying amounts using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. The Company then compared the estimated fair values of each trademark to their carrying amounts. The impairment tests resulted in pre-tax noncash impairment charges of $109,200 to the gross carrying amount of our trademarks, of which $9,200 was recognized in the fourth quarter and $100,000 was recognized in the second quarter. Indicators of impairment were not present for the HBP indefinite-lived intangibles during 2023.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

For the fiscal year ended September 30, 2022, we determined the fair values of CPP's indefinite-lived intangible assets by using the relief from royalty method, as described above. We then compared the estimated fair values to their carrying amounts. The impairment tests resulted in a pre-tax, non-cash impairment charge of $175,000 to the gross carrying amount of our CPP trademarks. Indicators of impairment were not present for the HBP indefinite-lived intangibles during 2022.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2023			At September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$443,164	$113,057	23	$442,085	$91,143
Unpatented technology	15,504	3,815	13	14,326	3,022
Total amortizable intangible assets	458,668	116,872		456,411	94,165
Trademarks	293,447	—		399,668	—
Total intangible assets	$752,115	$116,872		$856,079	$94,165

In 2023, the gross carrying amount of intangible assets was impacted by $5,236 related to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $22,389, $18,215 and $9,561 in 2023, 2022 and 2021, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2024 - $21,354; 2025 - $21,354; 2026 - $21,354; 2027 - $21,354 and 2028 - $21,354; thereafter - $235,026.

NOTE 8 — DISCONTINUED OPERATIONS

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its DE segment, which consisted of its Telephonics subsidiary. On June 27, 2022, Griffon completed the sale of Telephonics for $330,000 in cash, excluding customary post-closing adjustments, primarily related to working capital. In connection with the sale of Telephonics, the Company recorded a gain of $107,517 ($89,241, net of tax) for the year ended September 30, 2022.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Defense Electronics (DE or Telephonics)

The following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Year Ended September 30,
	2022	2021
Revenue	$161,061	$271,060
Cost of goods and services	125,208	232,075
Gross profit	35,853	38,985
Selling, general and administrative expenses	26,423	35,532
Income from discontinued operations	9,430	3,453
Other income (expense)
Gain on sale of business	107,517	5,291
Interest income, net	2	117
Other, net	(604)	1,260
Total other income (expense)	106,915	6,668
Income from discontinued operations before tax	116,345	10,121
Provision for income taxes	20,188	1,212
Income from discontinued operations	$96,157	$8,909

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

The following amounts summarize the total assets and liabilities related to Telephonics, Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	At September 30, 2023	At September 30, 2022
Assets of discontinued operations:
Prepaid and other current assets	$1,001	$1,189
Other long-term assets	4,290	4,586
Total assets of discontinued operations	$5,291	$5,775

Liabilities of discontinued operations:
Accrued liabilities, current	$7,148	$12,656
Other long-term liabilities	4,650	4,262
Total liabilities of discontinued operations	$11,798	$16,918

Accrued liabilities as of September 30, 2023 and 2022 includes the Company's obligation of $4,596 and $8,846 in connection with the sale of Telephonics primarily related to certain customary post-closing adjustments, primarily working capital and stay bonuses.

At September 30, 2023 and 2022, Griffon’s liabilities for Installations Services and other discontinued operations primarily related to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $7,202 and $8,072, respectively. The increase in assets and liabilities for Installations Services and other discontinued operations was primarily associated with insurance claims receivable and payable.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Except for revenue from the Telephonics business, as noted above, there was no reported revenue in 2023, 2022 and 2021 for Installations Services and other discontinued operations.

NOTE 9 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2023	At September 30, 2022
Compensation	$77,558	$77,823
Interest	4,317	6,798
Warranties and rebates	24,294	18,965
Insurance	10,619	10,533
Rent, utilities and freight	6,720	7,571
Income and other taxes	22,954	22,570
Marketing and advertising	7,008	6,682
Restructuring	19,658	650
Other	19,970	20,205
Total	$193,098	$171,797

NOTE 10 – RESTRUCTURING CHARGES

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

In November 2019, Griffon announced the development of a next-generation business platform for CPP to enhance the growth, efficiency, and competitiveness of its U.S. operations, and on November 12, 2020, Griffon announced that CPP was broadening this strategic initiative to include additional North American facilities, the AMES United Kingdom (U.K.) and Australia businesses, and a manufacturing facility in China. On April 28, 2022, Griffon announced a reduced scope and accelerated timeline for the initiative, which was completed in fiscal 2022. The cost to implement this new business platform included one-time charges of approximately $51,869 and capital investments of approximately $13,000, net of future proceeds from the sale of exited facilities. Total cumulative charges of $51,869 consisted of cash charges totaling $35,691 and non-cash, asset-related charges totaling $16,178; the cash charges included $12,934 for one-time termination benefits and other personnel-related costs and $22,757 for facility exit costs. As a result of these transactions, headcount was reduced by approximately 420.

In the year ended September 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $92,468. Cash charges totaled $33,536 and non-cash, asset-related charges totaled $58,932; the cash charges included $16,772 for one-time termination benefits and other personnel related costs and $16,764 for facility exit costs. Non-cash charges included a $21,832

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.
In the year ended September 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $16,782. Cash charges totaled $11,951 and non-cash, asset-related charges totaled $4,831; the cash charges included $4,124 for one-time termination benefits and other personnel-related costs and $7,827 for facility exit costs. Non-cash charges included a $3,805 of inventory that have no recoverable value and $1,026 primarily related to disposal of fixed assets at several manufacturing locations.
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
A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations were as follows:

	For the Year Ended September 30,
	2023	2022	2021
Cost of goods and services	$82,028	$7,964	$7,923
Selling, general and administrative expenses	10,440	8,818	13,495
Total restructuring charges	$92,468	$16,782	$21,418

	For the Year Ended September 30,
	2023	2022	2021
Personnel related costs	$16,772	$4,124	$3,190
Facilities, exit costs and other	16,764	7,827	11,573
Non-cash facility and other	58,932	4,831	6,655
Total	$92,468	$16,782	$21,418

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non-Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2020	$581	$264	$—	$845
Charges	3,190	11,573	6,655	21,418
Payments	(3,353)	(11,573)	—	(14,926)
Non-cash charges (1)	—	—	(6,655)	(6,655)
Accrued liability at September 30, 2021	$418	$264	$—	$682
Charges	4,124	7,827	4,831	16,782
Payments	(4,156)	(7,827)	—	(11,983)
Non-cash charges (1)	—	—	(4,831)	(4,831)
Accrued liability at September 30, 2022	$386	$264	$—	$650
Charges	16,772	16,764	58,932	92,468
Payments	(3,051)	(11,477)	—	(14,528)
Non-cash charges (1)	—	—	(58,932)	(58,932)
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets and inventory that has no recoverable value in connection with certain facility closures.

NOTE 11 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $20,781 as of September 30, 2023 and 16,786 as of September 30, 2022. The long-term warranty liability was $1,239 at both September 30, 2023 and 2022.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2023	2022
Balance, beginning of period	$16,786	$7,818
Warranties issued and changes in estimated pre-existing warranties	21,301	19,028
Actual warranty costs incurred	(17,306)	(16,413)
Other warranty liabilities assumed from acquisitions	—	6,353
Balance, end of period	$20,781	$16,786

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 — LONG-TERM DEBT

Debt at September 30, 2023 and 2022 consisted of the following:

		At September 30, 2023
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior Notes due 2028	(a)	$974,775	$218	$(8,920)	$966,073	5.75%
Term Loan B due 2029	(b)	463,000	(922)	(7,039)	455,039	Variable
Revolver due 2028	(b)	50,445	—	(3,606)	46,839	Variable
Non U.S. lines of credit	(d)	—	—	(3)	(3)	Variable
Other debt	(e)	1,592	—	(11)	1,581	Variable
Totals		1,489,812	(704)	(19,579)	1,469,529
less: Current portion		(9,625)	—	—	(9,625)
Long-term debt		$1,480,187	$(704)	$(19,579)	$1,459,904

		At September 30, 2022
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$266	$(10,939)	$964,102	5.75%
Term Loan B due 2029	(b)	496,000	(1,144)	(8,823)	486,033	Variable
Revolver due 2025	(b)	97,328	—	(1,227)	96,101	Variable
Finance lease - real estate	(c)	13,091	—	—	13,091	Variable
Non U.S. lines of credit	(d)	—	—	(2)	(2)	Variable
Non U.S. term and mortgage loans	(d)	12,090	—	(27)	12,063	Variable
Other debt	(e)	2,276	—	(13)	2,263	Variable
Totals		1,595,560	(878)	(21,031)	1,573,651
less: Current portion		(12,653)	—	—	(12,653)
Long-term debt		$1,582,907	$(878)	$(21,031)	$1,560,998

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for 2023, 2022 and 2021.

		Year Ended September 30, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$56,050	$(48)	$2,020	$58,022
Term Loan B due 2029	(b)	7.49%	35,321	172	1,398	36,891
Revolver due 2025	(b)	Variable	4,282	—	646	4,928
Finance lease - real estate	(c)	5.60%	680	—	—	680
Non U.S. lines of credit	(d)	Variable	630	—	42	672
Other debt	(e)	Variable	392	—	2	394
Capitalized interest			(142)	—	—	(142)
Totals			$97,213	$124	$4,108	$101,445

		Year Ended September 30, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,105	$(48)	$2,056	$59,113
Term Loan B due 2029	(b)	4.14%	18,116	135	1,068	19,319
Revolver due 2025	(b)	Variable	3,762	—	491	4,253
Finance lease - real estate	(c)	5.60%	759	—	4	763
Non U.S. lines of credit	(d)	Variable	17	—	15	32
Non U.S. term and mortgage loans	(d)	Variable	610	—	53	663
Other debt	(e)	Variable	544	—	1	545
Capitalized interest			(309)	—	—	(309)
Totals			$80,604	$87	$3,688	$84,379

		Year Ended September 30, 2021
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,500	$(48)	$2,084	$59,536
Revolver due 2025	(b)	Variable	1,078	—	491	1,569
Finance lease - real estate	(c)	5.65%	875	—	25	900
Non U.S. lines of credit	(d)	Variable	15	—	15	30
Non U.S. term and mortgage loans	(d)	Variable	655	—	71	726
Other debt	(e)	Variable	443	—	2	445
Capitalized interest			(31)	—	—	(31)
Totals			$60,535	$(48)	$2,688	$63,175

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Minimum payments under debt agreements for the next five years are as follows: $9,625 in 2024, $8,153 in 2025, $8,026 in 2026, $8,005 in 2027, $1,033,220 in 2028 and $422,783 thereafter.

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

During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2023, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $882,171 on September 30, 2023 based upon quoted market prices (level 1 inputs). At September 30, 2023, $8,920 of underwriting fees and other expenses incurred remained to be amortized.

(b)    On August 1, 2023, Griffon amended and restated its revolving credit agreement (as amended, "Credit Agreement"). The amendment increased the maximum borrowing availability on its revolving credit facility from $400,000 to $500,000 (the "Revolver") and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. Additionally, the Revolver includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.42% at September 30, 2023), SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at September 30, 2023) and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at September 30, 2023).

At September 30, 2023, under the Credit Agreement, there were $50,445 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $436,593 was available, subject to certain loan covenants, for borrowing at that date.

On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver, and replaced the London Interbank Offer Rate (LIBOR) with SOFR. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.79% as of September 30, 2023). The Original Issue Discount for the Term Loan B was 99.75%. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.

The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and secured leverage thresholds starting with the fiscal year ended September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, of the aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance, and recognized a $437 and $6,296 charge on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver, but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver. The fair value of the Term Loan B facility approximated $461,843 on September 30, 2023 based upon quoted market prices (level 1 inputs). At

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

September 30, 2023, $7,039 of underwriting fees and other expenses incurred, remained to be amortized. At September 30, 2023, $463,000 of the Term Loan B was outstanding.

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

(c)    On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. During 2022, the financing lease on the Troy, Ohio location expired. The Troy lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. Refer to Note 22- Leases for further details.

(d)    In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,117 as of September 30, 2023) revolving credit facility. Effective in December 2022, the facility was amended to replace LIBOR (USD) with the Canadian Dollar Offer Rate ("CDOR"). The facility accrues interest at CDOR or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.69% using CDOR and 6.43% using Bankers Acceptance Rate CDN as of September 30, 2023). The revolving facility matures in December 2023, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At September 30, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,117 as of September 30, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000 ($19,188 as of September 30, 2023). The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.33% at September 30, 2023). At September 30, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,188 as of September 30, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In July 2018, the AMES Companies UK Ltd and its subsidiaries (collectively, "Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver, which matured in July 2023. Prior to maturity, on June 30, 2023, AMES UK paid off and cancelled the GBP 14,000 term loan and GBP 4,000 mortgage loan. The payoff amounts were GBP 7,525 ($9,543) and GBP 2,451 ($3,108), respectively. Upon maturity in July 2023, the GBP 5,000 revolver had no balance and was not renewed.

(e) Other debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of finance leases.
At September 30, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 13 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $10,857 in 2023, $11,080 in 2022 and $8,576 in 2021.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,679 and $1,796 as of September 30, 2023 and 2022. The accumulated other comprehensive income (loss) for these plans was $420 and $399 as of September 30, 2023 and 2022, respectively, and the 2023, 2022 and 2021 benefit expense was $67, $47 and $35 respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees which provide benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of two qualified defined benefit plans and uses the services of an investment manager to manage the plans' assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2023 and 2022. The fair value of various other investments was determined by the plans' trustees using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

The Clopay AMES Pension Plan, the Hunter Fan Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Company’s non-service cost components of net periodic benefit plan cost was an expense (benefit) of $866, $(4,256) and $(907) during 2023, 2022, and 2021 respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2023	2022	2021	2023	2022	2021
Net periodic (benefits) costs:
Interest cost	$6,814	$3,448	$2,816	$488	$172	$162
Expected return on plan assets	(10,213)	(11,255)	(10,177)	—	—	—
Amortization of:
Prior service costs	—	—	—	—	—	—
Actuarial loss	3,314	2,818	5,776	463	561	516
Total net periodic (benefits) costs	$(85)	$(4,989)	$(1,585)	$951	$733	$678

The tax benefits in 2023, 2022 and 2021 for the amortization of pension costs in Other comprehensive income (loss) were $793, $710 and $1,321, respectively.

 The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2023	2022	2021	2023	2022	2021
Discount rate	5.17%	2.63%	2.30%	5.02%	1.94%	1.69%
Expected return on assets	6.72%	6.72%	6.75%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$149,021	$170,505	$11,922	$14,775
Business acquisition	—	21,839	—	—
Interest cost	6,814	3,448	488	172
Benefits paid	(11,541)	(11,281)	(1,907)	(1,927)
Actuarial (gain) loss	(5,070)	(35,490)	379	(1,098)
Benefit obligation at end of fiscal year	139,224	149,021	10,882	11,922
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	144,091	160,523	—	—
Business acquisition	—	22,288	—	—
Actual return on plan assets	12,232	(27,439)	—	—
Company contributions	2,215	—	1,907	1,927
Benefits paid	(11,541)	(11,281)	(1,907)	(1,927)
Fair value of plan assets at end of fiscal year	146,997	144,091	—	—
Projected benefit obligation in excess of plan assets	$7,773	$(4,930)	$(10,882)	$(11,922)
Amounts recognized in the statement of financial position consist of:
Non-Current Assets	$7,773	$1,108	$—	$—
Accrued liabilities	—	—	(1,834)	$(1,866)
Other liabilities (long-term)	—	(6,038)	(9,048)	(10,056)
Total Liabilities	7,773	(4,930)	(10,882)	(11,922)
Net actuarial losses	28,279	38,682	5,919	6,003
Prior service cost	—	—	—	—
Deferred taxes	(5,939)	(8,123)	(2,873)	(1,261)
Total Accumulated other comprehensive loss, net of tax	22,340	30,559	3,046	4,742
Net amount recognized at September 30,	$30,113	$25,629	$(7,836)	$(7,180)
Accumulated benefit obligations	$139,224	$149,021	$10,882	$11,922
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$139,224	$149,021	$10,882	$11,922
PBO	139,224	149,021	10,882	11,922
Fair value of plan assets	146,997	144,091	—	—

Actuarial gains as of September 30, 2023 and 2022 were primarily the result of the increase in the discount rate.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2023	2022	2023	2022
Weighted average discount rate	5.63%	5.17%	5.53%	5.02%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2024	$12,009	$1,853
2025	11,993	1,709
2026	12,021	1,562
2027	12,012	1,413
2028	11,918	1,263
2028 through 2031	56,659	4,231

During 2024, Griffon is not required to and does not expect to contribute to the Defined Benefit plans and expects to contribute $1,853 to Supplemental Benefits that will be funded from the general assets of Griffon.

The Clopay AMES Pension Plan and the Hunter Fan Pension Plan are covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the Clopay AMES Pension Plan and Hunter Fan Pension Plan as of January 1, 2023 was 96.9% and 122.1%, respectively. Since the plans were in excess of the 80% funding threshold there were no plan restrictions. There are no catch up contributions for either plan expected in 2024.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2023	2022	Target
Cash and equivalents	3.3%	4.3%	—%
Equity securities	41.9%	41.1%	44.0%
Fixed income	24.8%	24.6%	36.0%
Other	30.0%	30.0%	20.0%
Total	100.0%	100.0%	100.0%

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$4,889	$—	$—	$4,889
Government agency securities	26,824	2,537	—	29,361
Debt instruments	1,253	3,945	—	5,198
Equity securities	61,482	—	—	61,482
Commingled funds	—	9,022	10,459	19,481
Limited partnerships and hedge fund investments	—	21,768	—	21,768
Other Securities	1,834	—	—	1,834
Subtotal	$96,282	$37,272	$10,459	$144,013
Accrued income and plan receivables				285
Fully benefit-responsive investment contract				2,699
Total				$146,997

At September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$6,178	$—	$—	$6,178
Government and agency securities	25,932	2,703	—	28,635
Debt instruments	1,326	3,604	—	4,930
Equity securities	59,190	—	—	59,190
Commingled funds	—	8,088	9,484	17,572
Limited partnerships and hedge fund investments	—	22,662	—	22,662
Other Securities	1,845	—	—	1,845
Subtotal	$94,471	$37,057	$9,484	$141,012
Accrued income and plan receivables				265
Fully benefit-responsive investment contract				2,814
Total				$144,091

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table represents level 3 significant unobservable inputs for the years ended September 30, 2023 and 2022:

Significant Unobservable Inputs (Level 3)

As of October 1, 2021	$11,286
Purchases, issuances and settlements	150
Gains and losses	(1,952)
As of September 30, 2022	9,484
Purchases, issuances and settlements	—
Gains and losses	975
As of September 30, 2023	$10,459

Griffon has an Employee Stock Ownership Plan ("ESOP") that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $305 for the plan year ended September 30, 2023), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $20,583 in 2023, $14,325 in 2022 and $3,678 in 2021. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2023 and 2022 based on the closing stock price of Griffon’s stock was $7,768 and $30,247, respectively. The ESOP shares were as follows:

	At September 30,
	2023	2022
Allocated shares	4,409,113	3,938,384
Unallocated shares	195,827	1,024,642
Total	4,604,940	4,963,026

NOTE 14 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2023	2022	2021
Domestic	$106,209	$(247,004)	$55,835
Non-U.S.	6,473	(23,875)	54,120
	$112,682	$(270,879)	$109,955

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2023	2022	2021
Current	$72,860	$73,542	$25,890
Deferred	(37,795)	(56,706)	13,763
Total	$35,065	$16,836	$39,653
U.S. Federal	$23,612	$(5,178)	$14,305
State and local	5,899	14,361	7,117
Non-U.S.	5,554	7,653	18,231
Total provision	$35,065	$16,836	$39,653

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

	For the Years Ended September 30,
	2023	2022	2021
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	(0.2)%	(5.3)%	4.8%
Non-U.S. taxes - foreign permanent items and taxes	1.4%	(1.5)%	3.1%
Change in tax contingency reserves	(0.4)%	(0.1)%	0.2%
Impact of foreign rate change on deferred tax balances	—%	—%	2.8%
Tax Reform-Repatriation of Foreign Earnings and GILTI	0.5%	0.2%	0.4%
Change in valuation allowance	3.9%	(1.7)%	0.4%
Other non-deductible/non-taxable items, net	—%	(0.4)%	0.4%
Non-deductible officer's compensation	5.1%	(1.9)%	4.0%
Research and U.S. foreign tax credits	(0.9)%	0.2%	(0.1)%
Goodwill impairment	—%	(17.1)%	—%
Share based compensation	0.8%	0.4%	(2.0)%
Other	(0.1)%	—%	1.1%
Effective tax rate	31.1%	(6.2)%	36.1%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2023	2022
Deferred tax assets:
Bad debt reserves	$2,537	$2,873
Inventory reserves	11,764	5,005
Deferred compensation (equity compensation and defined benefit plans)	5,929	8,658
Compensation benefits	5,118	4,859
Insurance reserve	2,823	2,660
Restructuring reserve	4,224	—
Warranty reserve	6,912	3,402
Lease liabilities	47,077	49,649
Net operating loss	15,459	20,528
Tax credits	5,933	5,933
Research & Development	5,281	—
Other reserves and accruals	5,312	5,553
	118,369	109,120
Valuation allowance	(17,992)	(13,490)
Total deferred tax assets	100,377	95,630
Deferred tax liabilities:
Goodwill and intangibles	(48,859)	(25,484)
Property, plant and equipment	(99,637)	(158,074)
Right-of-use assets	(44,499)	(47,949)
Unremitted Foreign Earnings	(1,894)	—
Other	(1,179)	(1,224)
Total deferred tax liabilities	(196,068)	(232,731)
Net deferred tax liabilities	$(95,691)	$(137,101)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2023	2022
Other assets	$617	$339
Other liabilities	(97,440)	(139,417)
Liabilities of discontinued operations	1,132	1,977
Net deferred liability	$(95,691)	$(137,101)

In 2023, the net increase in the valuation allowance of $4,502 is the result of a determination that certain state and foreign net operating losses will not be realized. In 2022, the increase in the valuation allowance of $3,065 is the result of a determination that certain state and foreign net operating losses will not be realized, partially offset by tax rate changes impacting the value of the deferred tax assets and the reversal of a valuation allowance related to certain state credits for the Telephonics business, which was sold on June 27, 2022.

Prior to fiscal year 2023, Griffon did not provide deferred U.S. income taxes of undistributed earnings on non-U.S. subsidiaries as such earnings were intended to be reinvested indefinitely. At September 30, 2023 , Griffon has a policy election to indefinitely reinvest the undistributed earnings of certain non-U.S. subsidiaries. As of September 30, 2023, we have approximately $117,886 of undistributed earnings of non-U.S. subsidiaries. Of these undistributed earnings, $65,018 were previously subjected to U.S. federal income tax. As of September 30, 2023, we recognized a deferred tax liability of $1,894 for estimated non-U.S. withholding taxes on the non-U.S. earnings that are not indefinitely reinvested. The Company has not

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

provided deferred taxes on any other outside basis differences in its investments in the non-U.S. subsidiaries as these other outside basis differences are currently considered indefinitely reinvested. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. The Company may repatriate non-indefinitely reinvested earnings of its non-U.S. subsidiaries where excess cash has accumulated and the Company determines that it is appropriate and tax efficient. Accordingly, the Company continues to reinvest all other undistributed earnings of its non-U.S. subsidiaries and may be subject to additional non-U.S. withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion in the future.

At September 30, 2023, Griffon had no loss carryforwards for U.S. tax purposes and $27,585 for non-U.S. tax purposes. At September 30, 2022, Griffon had $44,521 loss carryforwards for U.S. tax purposes and $8,798 for non-U.S. tax purposes. The U.S loss carryforwards can be carried forward indefinitely but are subject to certain limitations on annual usage. The non-U.S. loss carryforwards expire in varying amounts beginning in 2027 to indefinite carryforward.

At September 30, 2023 and 2022, Griffon had state and local loss carryforwards of $176,343 and $192,134, respectively, which expire in varying amounts through 2042.

At September 30, 2023 and 2022, Griffon had federal tax credit carryforwards of $5,933 and $5,933, respectively, which expire in varying amounts through 2035.

At September 30, 2023 and 2022, Griffon had no capital loss carryovers for U.S. tax purposes. Capital loss carryovers are available for three-year carryback or five-year carryforward periods.

We believe it is more likely than not that the benefit from certain federal, state, and non-U.S. tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2023 and 2022 of $17,992 and $13,490, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2017. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2015. Various U.S. state and statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2021	$4,377
Additions based on tax positions related to the current year	172
Additions based on tax positions related to prior years(1)	2,298
Lapse of Statutes	(39)
Balance at September 30, 2022	$6,808
Additions based on tax positions related to the current year	208
Additions based on tax positions related to prior years	32
Reductions based on tax positions related to prior years	(16)
Lapse of Statutes	(740)
Settlements	—
Balance at September 30, 2023	$6,292
(1) Relates to unrecognized tax benefits assumed with the acquisition of Hunter.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

If recognized, the amount of potential unrecognized tax benefits that would impact Griffon’s effective tax rate is $3,021. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2023 and 2022, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $651 and $521, respectively. The Company may experience a decrease of $1,679 in unrecognized tax benefits over the next twelve months due to the potential resolution of unrecognized tax benefits involving several taxing jurisdictions accepting previously filed amended returns or lapse of the applicable statute. Griffon cannot reasonably estimate the extent to which other existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

On August 16, 2022, the U.S. Government enacted the Inflation Reduction Act ("IRA") into law. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax ("CAMT") on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. The stock buyback excise tax went into effect January 1, 2023 and Griffon records the excise tax on its stock repurchases, net of reissuances, against treasury stock. The CAMT is effective for tax years beginning after December 31, 2022. Based on current levels of income we do not expect to be subject to the CAMT.

NOTE 15 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2023, 2022 and 2021, the Company declared and paid, in quarterly increments, cash dividends totaling $0.45 per share (two quarterly dividends of $0.10 and two quarterly dividends of $0.125), $0.36 per share and $0.32 per share, respectively. Furthermore, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023 to shareholders of record as of the close of business on May 9, 2023. On June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. For all dividends, a dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September, 30, 2023, accrued dividends were $14,985.

On November 14, 2023, the Board of Directors declared a cash dividend of $0.15 per share, payable on December 14, 2023 to shareholders of record as of the close of business on November 28, 2023.
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; and on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan. On February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of September 30, 2023, 328,473 shares were available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based compensation plans:

	For the Years Ended September 30,
	2023	2022	2021
Restricted stock	$20,529	$18,810	$16,410
ESOP(1)	20,583	14,325	3,678
Total stock-based compensation	$41,112	$33,135	$20,088
________________________
(1) During the year ended September 30, 2023 and 2022, special dividend ESOP charges included in compensation expense were $15,494 and $10,538, respectively.

A summary of restricted stock activity, inclusive of restricted stock units, for 2023 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2022	3,703,567	$24.70
Granted	506,649	29.73
Vested	(961,119)	35.60
Forfeited	—	—
Unvested at September 30, 2023	3,249,097	20.40

The fair value of restricted stock which vested during 2023, 2022, and 2021 was $34,214, $25,863 and $10,627, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $23,067 at September 30, 2023 and will be recognized over a weighted average vesting period of 1.6 years.

At September 30, 2023, a total of approximately 3,577,570 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2023, Griffon granted 466,677 shares of restricted stock and restricted stock units to its employees. This included 249,480 shares of restricted stock and 11,901 restricted stock units granted to forty-four executives and key employees, subject to certain performance conditions, with a vesting period of 36 months with a total fair value of $8,385, or a weighted average fair value of $33.61 per share. This also included 205,296 shares of restricted stock granted to two senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from 51,324 to 205,296, with the target number of shares being 102,648. The total fair value of these restricted shares using the Monte Carlo Simulation model, assuming achievement of the performance conditions at target, is approximately $3,648, or a weighted average fair value of $35.54 per share. Additionally, Griffon granted 39,972 restricted shares to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,211, or a weighted average fair value of $30.29 per share. During the year ended September 30, 2023, 494,748 shares granted were issued out of treasury stock.

On November 14, 2023, Griffon granted 174,104 shares of restricted stock and restricted stock units to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $8,225, or a weighted average fair value of $47.24 per share.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused authorization of $57,955. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During the year ended September 30, 2023, Griffon purchased 4,142,794 shares of common stock under these repurchase programs, for a total of $150,772, or $36.39 per share, excluding excise taxes. As of September 30, 2023, $107,183 remains under these Board authorized repurchase programs. In connection with the share repurchases, excise taxes totaling $1,301 were accrued as of September 30, 2023.

On September 5, 2023, Griffon repurchased 400,000 shares of its common stock, par value $0.25 per share, beneficially owned by two separately managed accounts of which Voss Capital, LLC is the investment manager (the “Selling Shareholders”), in a private transaction to facilitate redemptions by investors in the Selling Shareholders. The purchase price per share was approximately $41.87, for an aggregate purchase price of $16,746. The Selling Shareholders are affiliates of Voss Capital, LLC. Travis W. Cocke, the Founder, Chief Investment Officer and Managing Member of Voss Capital, LLC, is a member of the Board of Directors of the Company. These shares are included in the total shares purchased in the previous paragraph.

Subsequent to September 30, 2023 and through November 14, 2023, Griffon purchased 1,127,062 shares of common stock for a total of $44,980, or $39.91 per share under these Board authorized repurchase programs. On November 15, 2023, Griffon announced a $200,000 increase to its share repurchase program which on November 15, 2023 had $262,203 available given effect to all repurchases through November 14, 2023.

During the year ended September 30, 2023, 365,823 shares, with a market value of $12,882, or $35.21 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2023, an additional 3,066 shares, with a market value of $108, or $35.31 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $184,422, $255,661 and $235,148 for the years ended September 30, 2023, 2022 and 2021, respectively. Aggregate future minimum purchase obligations at September 30, 2023 are $160,539 in 2024 and $3,622 in 2025. There were no purchase obligations after 2025.

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted lamp manufacturing and metal finishing operations at a location in the Town of Cortlandt, New York, just outside the cit of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. ISCP sold the Peekskill Site in November 1982.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2023, 2022 and 2021:

	2023	2022	2021
Common shares outstanding	53,062	57,064	56,613
Unallocated ESOP shares	(196)	(1,025)	(1,863)
Non-vested restricted stock	(3,111)	(3,457)	(3,601)
Impact of weighted average shares	2,356	(910)	(319)
Weighted average shares outstanding - basic	52,111	51,672	50,830
Incremental shares from stock based compensation	2,501	—	2,539
Weighted average shares outstanding - diluted	54,612	51,672	53,369
Anti-dilutive restricted stock excluded from diluted EPS computation	—	2,294	—

Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 18 – RELATED PARTIES

On September 5, 2023 Griffon entered into a stock purchase agreement to repurchase 400,000 shares of its common stock, par value $0.25 per share, beneficially owned by two separately managed accounts of which Voss Capital, LLC is the investment manager (the “Selling Shareholders”), in a private transaction to facilitate redemptions by investors in the Selling Shareholders. The purchase price per share was approximately $41.87, for an aggregate purchase price of $16,746. The Selling Shareholders are affiliates of Voss Capital, LLC. Travis W. Cocke, the Founder, Chief Investment Officer and Managing Member of Voss Capital, LLC, is a member of the Board of Directors of the Company.

NOTE 19 — REPORTABLE SEGMENTS

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

•Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2023	2022	2021
Home and Building Products	$1,588,505	$1,506,882	$1,041,108
Consumer and Professional Products	1,096,678	1,341,606	1,229,518
Total revenue	$2,685,183	$2,848,488	$2,270,626

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non GAAP measures, defined as income before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment, and acquisition related expenses, as well other items that may affect comparability, as applicable, non GAAP measures. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of segment adjusted EBITDA to income (loss) before taxes from continuing operations:

	For the Years Ended September 30,
	2023	2022	2021
Segment Adjusted EBITDA:
Home and Building Products	$510,876	$412,738	$181,015
Consumer and Professional Products	50,343	99,308	115,673
Segment Adjusted EBITDA	561,219	512,046	296,688
Unallocated amounts, excluding depreciation	(55,887)	(53,888)	(50,278)
Adjusted EBITDA	505,332	458,158	246,410
Net interest expense	(99,351)	(84,164)	(62,735)
Depreciation and amortization	(65,445)	(64,658)	(52,302)
Goodwill and intangible impairments	(109,200)	(517,027)	—
Restructuring charges	(92,468)	(16,782)	(21,418)
Debt extinguishment, net	(437)	(4,529)	—
Acquisition costs	—	(9,303)	—
Strategic review - retention and other	(20,225)	(9,683)	—
Special dividend ESOP charges	(15,494)	(10,538)	—
Gain on sale of buildings	12,655	—	—
Proxy expenses	(2,685)	(6,952)	—
Fair value step-up of acquired inventory sold	—	(5,401)	—
Income (loss) before taxes from continuing operations	$112,682	$(270,879)	$109,955

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2023	2022	2021
Segment:
Home and Building Products	$15,066	$16,539	$17,370
Consumer and Professional Products	49,811	47,562	34,433
Total segment depreciation and amortization	64,877	64,101	51,803
Corporate	568	557	499
Total consolidated depreciation and amortization	$65,445	$64,658	$52,302

CAPITAL EXPENDITURES
Segment:
Home and Building Products(1)	$24,065	$11,029	$8,648
Consumer and Professional Products(2)	39,476	31,279	28,265
Total segment	63,541	42,308	36,913
Corporate(3)	63	180	38
Total consolidated capital expenditures	$63,604	$42,488	$36,951
________________________
(1) During the year ended September 30, 2023, HBP's capital expenditures included approximately $6,000 in connection with the purchase of HBP's Mason headquarters.
(2) During the year ended September 30, 2023, CPP's capital expenditures included approximately $23,207 in connection with the purchase of CPP's Ocala, Florida manufacturing facility. This above table excludes proceeds from the sale of real estate of approximately $8,900.
(3) During the year ended September 30, 2023, Corporate's capital expenditures exclude proceeds from the sale of real estate of approximately $11,800.

ASSETS	At September 30, 2023	At September 30, 2022
Segment assets:
Home and Building Products	$703,661	$737,860
Consumer and Professional Products	1,579,588	1,914,529
Total segment assets	2,283,249	2,652,389
Corporate	130,339	158,310
Total continuing assets	2,413,588	2,810,699
Other discontinued operations	5,291	5,775
Consolidated total	$2,418,879	$2,816,474

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Years Ended September 30,
	2023	2022	2021
Residential repair and remodel	757,088	736,525	516,995
Commercial	700,112	630,066	407,585
Residential new construction	131,305	140,291	116,528
Total Home and Building Products	1,588,505	1,506,882	1,041,108
Residential repair and remodel	$377,775	$392,490	$185,896
Retail	267,046	456,735	577,839
Residential new construction	51,093	45,243	50,437
Industrial	78,308	76,430	43,411
International excluding North America	322,456	370,708	371,935
Total Consumer and Professional Products	1,096,678	1,341,606	1,229,518
Total Revenue	$2,685,183	$2,848,488	$2,270,626

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2023
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,515,479	$716,098	$2,231,577
Europe	18	51,041	51,059
Canada	62,897	75,477	138,374
Australia	—	231,764	231,764
All other countries	10,111	22,298	32,409
Total Revenue	$1,588,505	$1,096,678	$2,685,183

	For the Year Ended September 30, 2022
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,437,085	$858,956	$2,296,041
Europe	60	106,471	106,531
Canada	57,916	92,930	150,846
Australia	—	258,945	258,945
All other countries	11,821	24,304	36,125
Total Revenue	$1,506,882	$1,341,606	$2,848,488

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Year Ended September 30, 2021
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$986,925	$766,150	$1,753,075
Europe	72	123,607	123,679
Canada	44,661	85,676	130,337
Australia	—	244,674	244,674
All other countries	9,450	9,411	18,861
Total Revenue	$1,041,108	$1,229,518	$2,270,626

As a percentage of segment revenue, HBP sales to The Home Depot approximated 9%, 7% and 10% in 2023, 2022 and 2021, respectively; CPP sales to The Home Depot approximated 15%, 19% and 26% in 2023, 2022 and 2021, respectively.

As a percentage of Griffon's consolidated revenue, sales to The Home Depot approximated 12%, 13% and 19% in 2023, 2022 and 2021, respectively.

NOTE 20 – OTHER INCOME (EXPENSE)

For the year ended September 30, 2023, 2022 and 2021, Other income (expense) from continuing operations of $2,928, $6,881 and $2,107, respectively, includes $302, $305 and $(81), respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $469, $(225) and $283, respectively, of net gains or (losses) on investments, and $(866), $4,256 and $907, respectively, of net periodic benefit plan income (expense). Other income (expense) also includes rental income of $212, $689 and $624 in 2023, 2022 and 2021, respectively. Additionally, it includes royalty income of 2,104 and $2,250 for the years ended September 30, 2023 and 2022, respectively.

NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2023			2022			2021
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$8,447	$—	$8,447	$(37,920)	$—	$(37,920)	$6,433	$—	$6,433
Pension and other defined benefit plans	8,418	(1,784)	6,634	1,907	(404)	1,503	22,583	(4,787)	17,796
Cash flow hedge	(3,363)	1,010	(2,353)	(491)	147	(344)	2,694	(808)	1,886
Total other comprehensive income (loss)	$13,502	$(774)	$12,728	$(36,504)	$(257)	$(36,761)	$31,710	$(5,595)	$26,115

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2023	2022
Foreign currency translation	(48,723)	(57,170)
Pension and other defined benefit plans	(20,665)	(27,299)
Cash flow hedge	(622)	1,731
Total	$(70,010)	$(82,738)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2023	2022	2021
Net income (loss)	$77,617	$(191,558)	$79,211
Other comprehensive income (loss), net of taxes	12,728	(36,761)	26,115
Comprehensive income (loss)	$90,345	$(228,319)	$105,326

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2023	2022	2021
Pension amortization	$(3,777)	$(3,379)	$(6,292)
Cash flow hedges	1,678	4,741	(2,204)
Total before tax	(2,099)	1,362	(8,496)
Tax	441	(286)	1,784
Net of tax	$(1,658)	$1,076	$(6,712)

NOTE 22 — LEASES

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Year Ended September 30,
	2023	2022	2021
Fixed	$45,993	$44,457	$38,362
Variable (a), (b)	10,654	8,615	7,573
Short-term (b)	7,717	7,438	4,210
Total	$64,364	$60,510	$50,145
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Year Ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,533	$47,275	$43,444
Financing cash flows from finance leases	2,164	2,462	3,815
Total	$43,697	$49,737	$47,259

Supplemental Consolidated Balance Sheet information related to leases were as follows:

	As of September 30,
	2023	2022
Operating Leases:
Right of use assets:
Operating right-of-use assets	$169,942	$183,398

Lease Liabilities:
Current portion of operating lease liabilities	$32,632	$31,680
Long-term operating lease liabilities	147,224	159,414
Total operating lease liabilities	$179,856	$191,094

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$994	$13,696

Lease Liabilities:
Notes payable and current portion of long-term debt	$280	$2,065
Long-term debt, net	184	11,995
Total financing lease liabilities	$464	$14,060
(1) For the years ended September 30, 2023 and 2022, finance lease assets are recorded net of accumulated depreciation of $6,769 and $4,972, respectively.

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. During the year ended September 30, 2022, the financing lease on the Troy, Ohio location expired. The Troy lease bore interest at a rate of approximately 5.0%, was secured by a mortgage on the real estate, which was guaranteed by Griffon, and had a one dollar buyout at the end of the lease. Griffon exercised the one dollar buyout option in November 2021. The remaining lease liability balance relates to finance equipment leases.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$41,955	$297
2025	35,233	123
2026	26,504	65
2027	22,473	4
2028	18,185	—
Thereafter	83,456	—
Total lease payments	227,806	489
Less: Imputed Interest	(47,950)	(25)
Present value of lease liabilities	$179,856	$464

Average lease terms and discount rates were as follows:

	As of September 30,
	2023	2022
Weighted-average remaining lease term (years)
Operating Leases	7.9	8.4
Finance Leases	3.3	7.4

Weighted-average discount rate
Operating Leases	5.94%	5.47%
Finance Leases	5.65%	5.51%

NOTE 23 – SUBSEQUENT EVENTS

On November 14, 2023, the Board of Directors declared a cash dividend of $0.15 per share, payable on December 14, 2023 to shareholders of record as of the close of business on November 28, 2023. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

Subsequent to September 30, 2023 and through November 14, 2023, Griffon purchased 1,127,062 shares of its common stock for a total of $44,980, or $39.91 per share under Board authorized share repurchase programs. On November 15, 2023, Griffon announced a $200,000 increase to its share repurchase program which on November 15, 2023 had $262,203 available given effect to all repurchases through November 14, 2023.

On November 15, 2023, Griffon granted 174,104 shares of restricted stock and restricted stock units to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $8,225, or a weighted average fair value of $47.24 per share.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2023, 2022 and 2021
(in thousands)

Description	Balance at Beginning of Year	Additions	Reductions	Other(1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2023
Allowance for doubtful accounts	$12,137	$971	$(1,186)	$(658)	$11,264

Inventory valuation(2)	$22,875	$44,570	$(11,692)	$(16)	$55,737

Deferred tax valuation allowance	$13,490	$4,502	$—	$—	$17,992

FOR THE YEAR ENDED SEPTEMBER 30, 2022
Allowance for doubtful accounts	$8,787	$1,172	$(251)	$2,429	$12,137

Inventory valuation	$31,605	$4,725	$(14,103)	$648	$22,875

Deferred tax valuation allowance	$10,425	$4,330	$(1,265)	$—	$13,490

FOR THE YEAR ENDED SEPTEMBER 30, 2021
Allowance for doubtful accounts	$8,178	$795	$(393)	$207	$8,787

Inventory valuation	$18,903	$24,400	$(12,099)	$401	$31,605

Deferred tax valuation allowance	$9,824	$601	$—	$—	$10,425

___________________________________________
(1) For the year ended September 30, 2022, Other primarily consists of foreign currency and opening balances of reserves assumed from the Hunter acquisition. See Note 6 for the detail on the Allowance for Doubtful Accounts.
(2) In connection with the Company's restructuring activities described in Note 10, Restructuring Charges, during the year ended September 30, 2023, CPP recorded an inventory impairment charge of $37,100 to adjust to net realizable value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Griffon’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, Griffon’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2023 and concluded that it is effective.

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

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2023, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal year ended September 30, 2023, we integrated the Hunter business into Griffon's disclosure controls and procedures, and as of September 30, 2023, Hunter is included in our assessment of the effectiveness of our internal controls over financial reporting. There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

 Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, will be included in and is incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in March 2024, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2023. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2023 and 2022
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2023, 2022 and 2021
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2023, 2022 and 2021
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2023, 2022 and 2021
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

Exhibit Index

Exhibit No.
2.1(c)
Agreement and Plan of Merger, dated as of December 17, 2021, by and among MidOcean Hunter Holdings, Inc., The Ames Companies Inc., Ames Hunter Holdings Corporation and MidOcean Partners III-D, L.P., as representative for the equityholders of MidOcean Hunter Holdings, Inc. (Exhibit 2.1 to Current Report on Form 8-K file December 21, 2021 (Commission File No. 1-06620)).

2.2
Share Purchase Agreement by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation, dated as of April 18, 2022 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 21, 2022 (Commission File No. 1-06620)).

2.3
First Amendment to Share Purchase Agreement, dated as of June 11, 2022, to that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation (Exhibit 2.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-06620)).

2.4
Letter Agreement, dated as of June 11, 2022, modifying that certain Share Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation (Exhibit 2.3 of Quarterly Report to Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-06620)).

3.1
Restated Certificate of Incorporation, as amended (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620), Exhibit 3.1 of Quarterly Report to Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-06620), and Exhibit 3.1 of Current Report to Form 8-K dated February 18, 2022 (Commission File No. 1-06620)).

3.2
Amended and Restated By-laws, as amended (Exhibit 3.1 of Quarterly Report to Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620), Exhibit 3.2 of Current Report to Form 8-K dated February 18, 2022 (Commission File No. 1-06620), and Exhibit 3.1 of Current Report to Form 8-K dated October 6, 2022 (Commission File No. 1-06620)).

4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 to Registration Statement on Form S-3 Registration Statement No. 333-109171 (Commission File No. 1-06620)).
4.2
Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 20, 2020 (Commission File No. 1-06620)).

4.3	Description of Registrant’s Securities. (Exhibit 4.6 of Annual Report to Form 10-K for the year ended September 30, 2020 (Commission File No. 1-06620)).
10.1(b)	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report to Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
10.2
Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 10.2 of Quarterly Report to Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).

10.3(b)	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.4(b)	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).
10.5(b)	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer (Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).
10.6(b)
Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.7(b)
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. (Commission File No. 1-06620)).

10.8(b)
Amendment No. 3 to Employment Agreement made as of April 28, 2022 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).

10.9(b)
Amendment No. 4 to Employment Agreement made as of November 14, 2022 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.9 to Annual Report on Form 10-K for the year ended September 30, 2022 (Commission File No. 1-06620)).

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
10.12(b)
Amendment No. 1 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Seth L. Kaplan (Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).

10.13(b)
Amendment No. 2 to Severance Agreement made as of November 14, 2022 by and between Griffon Corporation and Seth L. Kaplan (Exhibit 10.13 to Annual Report on Form 10-K for the year ended September 30, 2022 (Commission File No. 1-06620)).

10.14(b)
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.15(b)
Amendment No. 1 to Employment Agreement made as of November 14, 2022 by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.15 to Annual Report on Form 10-K for the year ended September 30, 2022 (Commission File No. 1-06620))

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
10.18(b)
Amendment No. 1 to Severance Agreement made as of April 28, 2022 by and between Griffon Corporation and Brian G. Harris (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (Commission File No. 1-06620)).

10.19(b)
Amendment No. 2 to Severance Agreement made as of November 14, 2022 by and between Griffon Corporation and Brian G. Harris (Exhibit 10.19 to Annual Report on Form 10-K for the year ended September 30, 2022 (Commission File No. 1-06620)).

10.20(b)
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

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

10.23(b)	Amended and Restated 2016 Equity Incentive Plan (Exhibit 99.1 to Current Report on Form 8-K filed February 18, 2022 (Commission File No. 1-06620)).
10.24(b)	Amended and Restated 2016 Performance Bonus Plan, dated as January 29, 2020 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
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

Exhibit No.
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

10.29
Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.34 to Annual Report on Form 10-K for the year ended September 30, 2018 (Commission File No. 1-06620)).

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

10.35
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 1, 2023, to that certain Fifth Amended and Restated Credit Agreement, dated as of January 24, 2022, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-06620)).

10.36
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.37
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.38
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

10.39
Cooperation Agreement, dated as of January 8, 2023, by and among Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P., Voss Advisors GP, LLC, Voss Capital, LLC and Griffon Corporation (Exhibit 10.1 to Current Report on Form 8-K filed January 9, 2023 (Commission File No. 1-06620)).

10.40
Stock Purchase Agreement, dated as of September 5, 2023, by and between Griffon Corporation and each of two separately managed accounts of which Voss Capital, LLC is the investment manager (Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2023 (Commission File No. 1-06620)).

Exhibit No.
14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
21(a)	Subsidiaries of the Registrant
23(a)	Consent of Grant Thornton LLP
31.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.
97(a)	Griffon Corporation Clawback Policy

101.INS (d)	XBRL Instance Document***

101.SCH (d)	XBRL Taxonomy Extension Schema Document***

101.CAL (d)	XBRL Taxonomy Extension Calculation Document***

101.DEF (d)	XBRL Taxonomy Extension Definitions Document***

101.LAB (d)	XBRL Taxonomy Extension Labels Document***

101.PRE (d)	XBRL Taxonomy Extension Presentation Document***

_______________________
(a)	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
(b)	Indicates a management contract or compensatory plan or arrangement.
(c)	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(d)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November 2023.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 15, 2023 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Jerome L. Coben	Director
Jerome L. Coben
/s/ Travis W. Cocke	Director
Travis W. Cocke
/s/ H. C. Charles Diao	Director
H. C. Charles Diao
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Lacy M. Johnson	Director
Lacy M. Johnson
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ James W. Sight	Director
James W. Sight
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Michelle L. Taylor	Director
Michelle L. Taylor
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull