Form 10-Q
period 2023-12-31
GRIFFON CORP
filed 2024-02-07
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2023

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

The number of shares of common stock outstanding at January 31, 2024 was 50,946,212.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2023	September 30, 2023
CURRENT ASSETS
Cash and equivalents	$110,546	$102,889
Accounts receivable, net of allowances of $11,985 and $11,264	299,594	312,432
Inventories	478,609	507,130
Prepaid and other current assets	57,863	57,139
Assets held for sale	15,010	—
Assets of discontinued operations	984	1,001
Total Current Assets	962,606	980,591
PROPERTY, PLANT AND EQUIPMENT, net	269,129	279,218
OPERATING LEASE RIGHT-OF-USE ASSETS	176,100	169,942
GOODWILL	327,864	327,864
INTANGIBLE ASSETS, net	632,111	635,243
OTHER ASSETS	21,365	21,731
ASSETS OF DISCONTINUED OPERATIONS	4,138	4,290
Total Assets	$2,393,313	$2,418,879

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,274	$9,625
Accounts payable	154,018	116,646
Accrued liabilities	190,096	193,098
Current portion of operating lease liabilities	34,075	32,632
Liabilities of discontinued operations	4,216	7,148
Total Current Liabilities	391,679	359,149
LONG-TERM DEBT, net	1,430,235	1,459,904
LONG-TERM OPERATING LEASE LIABILITIES	152,343	147,224
OTHER LIABILITIES	129,547	132,708
LIABILITIES OF DISCONTINUED OPERATIONS	4,487	4,650
Total Liabilities	2,108,291	2,103,635
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	285,022	315,244
Total Liabilities and Shareholders’ Equity	$2,393,313	$2,418,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	42,177	—	—	—	—	42,177
Dividend	—	—	—	(7,825)	—	—	—	—	(7,825)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	221	(11,604)	—	—	(11,604)
Amortization of deferred compensation	—	—	—	—	—	—	—	520	520
Common stock acquired	—	—	—	—	1,634	(70,543)	—	—	(70,543)
Equity awards granted, net	—	—	(3,383)	—	(180)	3,383	—	—	—
ESOP allocation of common stock	—	—	1,550	—	—	—	—	—	1,550
Stock-based compensation	—	—	5,028	—	—	—	—	—	5,028
Other comprehensive income, net of tax	—	—	—	—	—	—	10,475	—	10,475
Balance at December 31, 2023	84,746	$21,187	$665,875	$315,868	33,359	$(656,450)	$(59,535)	$(1,923)	$285,022

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	48,702	—	—	—	—	48,702
Dividend	—	—	—	(6,145)	—	—	—	—	(6,145)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	345	(12,734)	—	—	(12,734)
Amortization of deferred compensation	—	—	—	—	—	—	—	571	571
Equity awards granted, net	—	—	(7,082)	—	(467)	7,082	—	—	—
ESOP allocation of common stock	—	—	1,127	—	—	—	—	—	1,127
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Other comprehensive income, net of tax	—	—	—	—	—	—	12,219	—	12,219
Balance at December 31, 2022	84,746	$21,187	$627,565	$386,617	27,560	$(425,768)	$(70,519)	$(12,234)	$526,848

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue	$643,153	$649,384
Cost of goods and services	406,512	415,559
Gross profit	236,641	233,825

Selling, general and administrative expenses	152,803	152,720

Income from operations	83,838	81,105

Other income (expense)
Interest expense	(25,299)	(24,648)
Interest income	424	104
Gain on sale of building	547	10,852
Other, net	632	607
Total other expense, net	(23,696)	(13,085)

Income before taxes	60,142	68,020
Provision for income taxes	17,965	19,318
Net income	$42,177	$48,702

Basic earnings per common share	$0.86	$0.93

Basic weighted-average shares outstanding	48,784	52,579

Diluted earnings per common share	$0.82	$0.88

Diluted weighted-average shares outstanding	51,467	55,298

Dividends paid per common share	$0.15	$0.10

Net income	$42,177	$48,702
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10,238	11,937
Pension and other post retirement plans	532	862
Change in cash flow hedges	(295)	(580)
Total other comprehensive income, net of taxes	10,475	12,219
Comprehensive income, net	$52,652	$60,921
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,177	$48,702
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,823	17,113
Stock-based compensation	6,417	6,742
Asset impairment charges - restructuring	8,482	—
Provision for losses on accounts receivable	562	482
Amortization of debt discounts and issuance costs	1,056	1,023
Gain on sale of assets and investments	(550)	(10,923)
Change in assets and liabilities:
Decrease in accounts receivable	14,491	13,689
Decrease in inventories	24,623	22,931
(Increase) decrease in prepaid and other assets	(3,631)	100
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	36,491	(26,333)
Other changes, net	1,117	1,954
Net cash provided by operating activities	146,058	75,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(14,330)	(4,726)
Payments related to sale of business	—	(2,568)
Proceeds from the sale of property, plant and equipment	787	11,815
Net cash provided by (used in) investing activities	(13,543)	4,521

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,965)	(7,126)
Purchase of shares for treasury	(81,449)	(12,735)
Proceeds from long-term debt	31,500	29,823
Payments of long-term debt	(63,860)	(87,539)
Financing costs	(114)	(744)
Other, net	(59)	(42)
Net cash used in financing activities	(123,947)	(78,363)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(2,926)	(1,953)

Net cash used in discontinued operations	(2,926)	(1,953)
Effect of exchange rate changes on cash and equivalents	2,015	689
NET INCREASE IN CASH AND EQUIVALENTS	7,657	374
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	102,889	120,184
CASH AND EQUIVALENTS AT END OF PERIOD	$110,546	$120,558

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
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities, as well as in connection with divestitures. In order to further diversify, Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s businesses are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2023 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

On December 31, 2023, the fair values of Griffon’s 2028 senior notes and Term Loan B facility approximated $945,532 and $462,153, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,711 at December 31, 2023 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets and $634 is included in other assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2023, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. dollars.

At December 31, 2023, Griffon had $61,000 of Australian dollar contracts at a weighted average rate of $1.50 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $1,425 ($997, net of tax) at December 31, 2023. Upon settlement, gains of $525 were recorded in COGS during the three months ended December 31, 2023. All contracts expire in 30 to 240 days.

At December 31, 2023, Griffon had $44,000 of Chinese Yuan contracts at a weighted average rate of $7.02 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred losses of $307 ($224, net of tax) at December 31, 2023. Upon settlement, losses of $636 were recorded in COGS during the three months ended December 31, 2023. All contracts expire in 3 to 283 days.

At December 31, 2023, Griffon had $6,580 of Canadian dollar contracts at a weighted average rate of $1.35. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2023, fair value losses of $103 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $24 were recorded in Other income during the three months ended December 31, 2023 for all settled contracts. All contracts expire in 30 to 267 days.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2023. See Note 12 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At December 31, 2023	At September 30, 2023
Raw materials and supplies	$102,757	$127,342
Work in process	18,474	12,070
Finished goods	357,378	367,718
Total	$478,609	$507,130

In connection with the Company's restructuring activities described in Note 16, Restructuring Charges, during the quarter ended December 31, 2023, CPP recorded an inventory impairment charge of $8,482 to adjust to net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2023	At September 30, 2023
Land, building and building improvements	$145,321	$169,923
Machinery and equipment	456,968	447,972
Leasehold improvements	34,043	33,740
	636,332	651,635
Accumulated depreciation	(367,203)	(372,417)
Total	$269,129	$279,218

Depreciation expense for property, plant and equipment was $9,267 and $11,489 for the quarters ended December 31, 2023 and 2022, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $3,999 and $4,239 for the quarters ended December 31, 2023 and 2022, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of December 31, 2023. The net book value of these properties as of December 31, 2023 totaled $15,010.
Except as described in Note 16, Restructuring Charges, no event or indicator of impairment occurred during the three months ended December 31, 2023 which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	Three months ended December 31,
	2023	2022
Beginning Balance, October 1	$11,264	$12,137
Provision for expected credit losses	1,030	1,457
Amounts written off charged against the allowance	(351)	(48)
Other, primarily foreign currency translation	42	90
Ending Balance, December 31	$11,985	$13,636

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the three months ended December 31, 2023. The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2023 and December 31, 2023, as follows:

Consumer and Professional Products	$136,611
Home and Building Products	191,253
Total	$327,864

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2023			At September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$449,373	$119,571	23	$443,164	$113,057
Technology and patents	15,734	3,951	13	15,504	3,815
Total amortizable intangible assets	465,107	123,522		458,668	116,872
Trademarks	290,526	—		293,447	—
Total intangible assets	$755,633	$123,522		$752,115	$116,872

The gross carrying amount of intangible assets was impacted by $3,518 related to favorable foreign currency translation.

Amortization expense for intangible assets was $5,556 and $5,624 for the quarters ended December 31, 2023 and 2022, respectively. Amortization expense for the remainder of 2024 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2024 - $15,798; 2025 - $21,354; 2026 - $21,354; 2027 - $21,354; 2028 - $21,354; 2029 - $21,354; thereafter $219,017.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – INCOME TAXES

During the quarter ended December 31, 2023, the Company recognized a tax provision of $17,965 on income before taxes of $60,142, compared to $19,318 on income before taxes of $68,020 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $4,658 ($3,500, net of tax), restructuring charges of $12,400 ($9,213, net of tax), gain on sale of building of $547 ($406, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $783. The prior year quarter results included strategic review - retention and other of $8,232 ($6,222, net of tax); proxy costs of $1,503 ($1,153, net of tax); gain on the sale of building $10,852 ($8,323, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $333. Excluding these items, the effective tax rates for the quarters ended December 31, 2023 and 2022 were 27.9% and 29.1%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – LONG-TERM DEBT

		At December 31, 2023					At September 30, 2023
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$206	(8,415)	$966,566	5.75%	$974,775	$218	$(8,920)	$966,073	5.75%
Term Loan B due 2029	(b)	461,000	(880)	(6,708)	453,412	Variable	463,000	(922)	(7,039)	455,039	Variable
Revolver due 2025	(b)	21,500	—	(3,419)	18,081	Variable	50,445	—	(3,606)	46,839	Variable
Non US lines of credit	(d)	—	—	—	—	Variable	—	—	(3)	(3)	Variable
Other long term debt	(e)	1,461	—	(11)	1,450	Variable	1,592	—	(11)	1,581	Variable
Totals		1,458,736	(674)	(18,553)	1,439,509		1,489,812	(704)	(19,579)	1,469,529
less: Current portion		(9,274)	—	—	(9,274)		(9,625)	—	—	(9,625)
Long-term debt		$1,449,462	$(674)	$(18,553)	$1,430,235		$1,480,187	$(704)	$(19,579)	$1,459,904

		Three Months Ended December 31, 2023					Three Months Ended December 31, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$14,012	$(12)	$505	$14,505	5.9%	$14,012	$(12)	$505	$14,505
Term Loan B due 2029	(b)	7.8%	9,217	43	330	9,590	6.6%	7,808	43	351	8,202
Revolver due 2025	(b)	Variable	908	—	186	1,094	Variable	1,344	—	123	1,467
Finance lease - real estate	(c)	n/a	—	—	—	—	5.6%	178	—	—	178
Non US lines of credit	(d)	Variable	—	—	4	4	Variable	155	—	13	168
Other long term debt	(e)	Variable	302	—	—	302	Variable	130	—	—	130
Capitalized interest			(196)	—	—	(196)		(2)	—	—	(2)
Totals			$24,243	$31	$1,025	$25,299		$23,625	$31	$992	$24,648

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $945,532 on December 31, 2023 based upon quoted market prices (level 1 inputs). At December 31, 2023, $8,415 of underwriting fees and other expenses incurred remained to be amortized.

(b) On August 1, 2023, Griffon amended and restated its Credit Agreement (as amended, "Credit Agreement"). The amendment increased the maximum borrowing availability on its revolving credit facility from $400,000 to $500,000 (the "Revolver") and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver also includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at TERM SOFR plus a credit adjustment spread and a margin of 2.00% (7.46% at December 31, 2023); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at December 31, 2023); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at December 31, 2023).

At December 31, 2023, under the Revolver, there were $21,500 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $465,538 was available, subject to certain loan covenants, for borrowing at that date.

    On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.75% as of December 31, 2023). The Term Loan B was issued at 99.75% of par value. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a charge of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $462,153 on December 31, 2023 based upon quoted market prices (level 1 inputs). At December 31, 2023, $6,708 of underwriting fees and other expenses incurred, remained to be amortized. At December 31, 2023, $461,000 of the Term Loan B was outstanding.

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

(c)    On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. The remaining lease liability balance relates to finance equipment leases. Refer to Note 20-Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,363 as of December 31, 2023) revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.36% using CORRA and 6.53% using Bankers Acceptance Rate CDN as of December 31, 2023). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At December 31, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,363 as of December 31, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.56% at December 31, 2023). At December 31, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,511 as of December 31, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

At December 31, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the three months ended December 31, 2023, the Company paid a quarterly cash dividend of $0.15 per share. During 2023, the Board of Directors approved two quarterly cash dividends each for $0.10 per share, and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP compensation expense. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on March 21, 2024 to shareholders of record as of the close of business on February 29, 2024.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; and on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan. A proposal to approve an amendment to add 2,600,000 shares to the Amended Incentive Plan (the “Amendment”) is included in Griffon’s Proxy Statement dated January 29, 2024 related to the 2024 Annual Meeting of Shareholders, scheduled to be held on March 20, 2024. If shareholders approve this proposal, 2,600,000 shares will be added to the Amended Incentive Plan as of the date of the 2024 Annual Meeting of Shareholders. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan, before giving effect to the Amendment, is 6,250,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of December 31, 2023, there were 154,369 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended December 31,
	2023	2022
Restricted stock	$5,028	$5,538
ESOP	1,389	1,204
Total stock-based compensation	$6,417	$6,742

During the first quarter of 2024, Griffon granted 174,104 shares of restricted stock and restricted stock units ("RSUs"). This includes 166,272 shares of restricted stock and 7,832 RSUs granted to 43 executives and key employees, subject to certain

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
performance conditions, with a vesting period of thirty-six months and a total fair value of $8,225, or a weighted average fair value of $47.24 per share. During the quarter ended December 31, 2023, 166,272 shares granted were issued out of treasury stock.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter ended December 31, 2023 totaled 1,634,454 shares of common stock, for a total of $69,640, or an average of $42.61 per share. As of December 31, 2023, $237,543 remains under these Board authorized repurchase programs. During the quarter ended and as of December 31, 2023, $696 and $1,997, respectively, were accrued for excise taxes for share repurchases.

During the quarter ended December 31, 2023, 221,229 shares, with a market value of $11,604, or $52.45 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

NOTE 11 – EARNINGS PER SHARE (EPS)

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2023	2022
Common shares outstanding	51,386	57,186
Unallocated ESOP shares	(154)	(979)
Non-vested restricted stock	(2,783)	(3,230)
Impact of weighted average shares	335	(398)
Weighted average shares outstanding - basic	48,784	52,579
Incremental shares from stock-based compensation	2,683	2,719
Weighted average shares outstanding - diluted	51,467	55,298

Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 12 – BUSINESS SEGMENTS

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2023	2022
Home and Building Products	$395,791	$396,573
Consumer and Professional Products	247,362	252,811
Total revenue	$643,153	$649,384

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended December 31,
	2023	2022
Residential repair and remodel	$186,541	$190,730
Commercial	176,993	169,514
Residential new construction	32,257	36,329
Total Home and Building Products	395,791	396,573
Residential repair and remodel	76,064	81,706
Retail	69,278	68,497
Residential new construction	14,005	12,487
Industrial	14,777	17,093
International excluding North America	73,238	73,028
Total Consumer and Professional Products	247,362	252,811
Total Consolidated Revenue	$643,153	$649,384

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2023			2022
	HBP	CPP	Total	HBP	CPP	Total
United States	$379,628	$151,172	$530,800	$379,300	$153,667	$532,967
Europe	108	5,245	5,353	16	4,696	4,712
Canada	14,768	21,028	35,796	15,355	23,116	38,471
Australia	—	64,871	64,871	—	66,217	66,217
All other countries	1,287	5,046	6,333	1,902	5,115	7,017
Consolidated revenue	$395,791	$247,362	$643,153	$396,573	$252,811	$649,384

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which is defined as income before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment and adjusted EBITDA to income before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Segment adjusted EBITDA:
Home and Building Products	$124,719	$124,145
Consumer and Professional Products	5,539	(1,809)
Segment adjusted EBITDA	130,258	122,336
Unallocated amounts, excluding depreciation *	(13,907)	(13,776)
Adjusted EBITDA	116,351	108,560
Net interest expense	(24,875)	(24,544)
Depreciation and amortization	(14,823)	(17,113)
Restructuring charges	(12,400)	—
Gain on sale of building	547	10,852
Strategic review - retention and other	(4,658)	(8,232)
Proxy expenses	—	(1,503)
Income before taxes	$60,142	$68,020
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2023	2022
Segment:
Home and Building Products	$3,633	$3,846
Consumer and Professional Products	11,057	13,127
Total segment depreciation and amortization	14,690	16,973
Corporate	133	140
Total consolidated depreciation and amortization	$14,823	$17,113

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$10,508	$2,068
Consumer and Professional Products	3,749	2,658
Total segment	14,257	4,726
Corporate	73	—
Total consolidated capital expenditures	$14,330	$4,726

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At December 31, 2023	At September 30, 2023
Segment assets:
Home and Building Products	$694,151	$703,661
Consumer and Professional Products(1)	1,573,506	1,579,588
Total segment assets	2,267,657	2,283,249
Corporate	120,534	130,339
Total assets	2,388,191	2,413,588
Discontinued operations	5,122	5,291
Consolidated total	$2,393,313	$2,418,879

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of December 31, 2023. The net book value of these properties as of December 31, 2023 totaled $15,010.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2023	2022
Interest cost	$1,888	$1,825
Expected return on plan assets	(2,543)	(2,553)
Amortization:
Recognized actuarial loss	689	944
Net periodic expense	$34	$216

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands disclosures regarding a public entity’s reportable segments and requires additional information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard does not change the definition of operating segments. This standard is effective for the Company beginning with our fiscal year 2025, with early adoption permitted. The Company is currently evaluating the potential changes to its reportable segment disclosures and related impact on its business and financial reporting processes and information technology systems. The Company does not expect the adoption of this standard to have an impact on its financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign taxes on both an interim and annual basis, (2) pre-tax income between domestic and foreign, and (3) income tax expense by federal, state and foreign tax expense. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026, with retrospective application permitted. The Company is currently evaluating the potential changes to its income tax disclosures and related impact on its financial reporting processes

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
and information technology systems. The Company does not expect the adoption of this standard to have an impact on its financial position, results of operations, or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 15 – DISCONTINUED OPERATIONS

At December 31, 2023 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves total $8,703 and $11,798, respectively. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2023	At September 30, 2023
Assets of discontinued operations:
Prepaid and other current assets	$984	$1,001
Other long-term assets	4,138	4,290
Total assets of discontinued operations	$5,122	$5,291

Liabilities of discontinued operations:
Accrued liabilities, current	$4,216	$7,148
Other long-term liabilities	4,487	4,650
Total liabilities of discontinued operations	$8,703	$11,798

There was no reported revenues or costs in the three months ended December 31, 2023 and 2022 for discontinued operations.

NOTE 16 – RESTRUCTURING CHARGES

In response to changing market conditions, Griffon announced in May 2023 that CPP is expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines.

By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace.

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its facility footprint by approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and its headcount by approximately 600. Operations have ceased at Camp Hill and Harrisburg, PA; Fairfield, IA; and four wood mills. The final facility, in Grantsville, MD, is expected to close by March 2024. The closed locations, totaling a net book value of $15,010, have met the held for sale criteria and have been classified as such on our Balance Sheet as of December 31, 2023.

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

In the quarter ended December 31, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $12,400. During the quarter ended December 31, 2023, cash charges totaled $3,918 and non-cash, asset-related charges totaled $8,482. The cash charges included $1,847 for one-time termination benefits and other personnel-related costs and $2,071 for facility exit costs. Non-cash charges of $8,482 were recorded to adjust inventory to net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

For the Three Months Ended December 31,
2023
Cost of goods and services	$11,646
Selling, general and administrative expenses	754
Total restructuring charges	$12,400

For the Three Months Ended December 31,
2023
Personnel related costs	$1,847
Facilities, exit costs and other	2,071
Non-cash facility and other	8,482
Total	$12,400

The following tables summarizes the accrued liabilities of the Company's restructuring actions for the three months ended December 31, 2023:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Restructuring charges	1,847	2,071	8,482	12,400
Cash payments	(7,215)	(3,362)	—	(10,577)
Non-cash charges	—	—	(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999

___________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to net realizable value.

NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2023 and 2022, Other income (expense) of $632 and $607, respectively, includes $13 and $67, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $34 and $216, respectively, and net investment income of $56 and $33, respectively. Other income (expense) also includes rental income of $0 and $212 and royalty income of $592 and $549 for the three months ended December 31, 2023 and 2022, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 18 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The current portion of warranty was $15,461 as of December 31, 2023 and $20,781 as of September 30, 2023. The long-term warranty liability was $1,239 at both December 31, 2023 and September 30, 2023.

Changes in Griffon’s warranty liability in accrued liabilities for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
	2023	2022
Balance, beginning of period	$20,781	$16,786
Warranties issued and changes in estimated pre-existing warranties	940	4,667
Actual warranty costs incurred	(6,260)	(3,754)
Balance, end of period	$15,461	$17,699

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2023			2022

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$10,238	$—	$10,238	$11,937	$—	$11,937
Pension and other defined benefit plans	673	(141)	532	1,088	(226)	862
Cash flow hedges	(421)	126	(295)	(829)	249	(580)
Total other comprehensive income (loss)	$10,490	$(15)	$10,475	$12,196	$23	$12,219

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2023	At September 30, 2023
Foreign currency translation adjustments	$(38,485)	$(48,723)
Pension and other defined benefit plans	(20,133)	(20,665)
Cash flow hedges	(917)	(622)
Total	$(59,535)	$(70,010)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2023	2022
Pension amortization	$(689)	$(944)
Cash flow hedges	(111)	1,004
Total gain (loss) before tax	$(800)	$60
Tax benefit (expense)	168	(13)
Net of tax	$(632)	$47
NOTE 20 — LEASES

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

	For the Three Months Ended December 31,
	2023	2022
Fixed	$11,574	$11,294
Variable (a), (b)	2,474	2,772
Short-term (b)	1,581	2,204
Total	$15,629	$16,270
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,072	$9,623
Financing cash flows from finance leases	114	744
Total	$11,186	$10,367

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	December 31, 2023	September 30, 2023
Operating Leases:
Right of use assets:
Operating right-of-use assets	$176,100	$169,942

Lease Liabilities:
Current portion of operating lease liabilities	$34,075	$32,632
Long-term operating lease liabilities	152,343	147,224
Total operating lease liabilities	$186,418	$179,856

Finance Leases:
Property, plant and equipment, net(1)	$899	$994

Lease Liabilities:
Notes payable and current portion of long-term debt	$209	$280
Long-term debt, net	153	184
Total financing lease liabilities	$362	$464

(1) Finance lease assets are recorded net of accumulated depreciation of $1,645 and $6,769 as of December 31, 2023 and September 30, 2023, respectively.

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. The remaining lease liability balance relates to finance equipment leases.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024(a)	$34,061	$187
2025	39,247	125
2026	30,446	66
2027	25,633	4
2028	20,788	—
2029	16,317	—
Thereafter	69,128	—
Total lease payments	$235,620	$382
Less: Imputed Interest	(49,202)	(20)
Present value of lease liabilities	$186,418	$362
(a) Excluding the quarter ended December 31, 2023.

Average lease terms and discount rates at December 31, 2023 were as follows:

Weighted-average remaining lease term (years):
Operating leases	7.6
Finance Leases	3.3

Weighted-average discount rate:
Operating Leases	6.11%
Finance Leases	5.83%

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed in calendar 2024/2025.

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

Since 2017, we have undertaken a series of transformative transactions. We divested our specialty plastics business in 2018 and our defense electronics (Telephonics) business in 2022 to focus on our core markets and improve our free cash flow conversion. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has been integrated into Clopay Corporation ("Clopay"), creating a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products, under brands that include Clopay, Ideal, Cornell and Cookson. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") in January 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018. We established an integrated headquarters for CPP in Orlando, Florida for our portfolio of leading brands that includes AMES, Hunter, True Temper and ClosetMaid.

CPP Global Sourcing Strategy Expansion and Restructuring Charges
In response to changing market conditions, Griffon announced in May 2023 that CPP is expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines.

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its facility footprint by approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and its headcount by approximately 600. Operations have ceased at Camp Hill and Harrisburg, PA; Fairfield, IA; and four wood mills. The final facility, in Grantsville, MD, is expected to close by March 2024.

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

OVERVIEW

Revenue for the quarter ended December 31, 2023 was $643,153 compared to $649,384 in the prior year quarter, a decrease of 1%. Revenue decreased at CPP by 2%, but remained consistent with the prior year at HBP. Net income was $42,177 or $0.82 per share, compared to $48,702, or $0.88 per share, in the prior year quarter.

The current year quarter results from operations included the following:

– Restructuring charges of $12,400 ($9,213, net of tax, or $0.18 per share);
–    Gain on sale of building of $547 ($406, net of tax, or $0.01 per share);
–    Strategic review - retention and other of $4,658 ($3,500, net of tax, or $0.07 per share); and
– Discrete and certain other tax provisions, net, of $783 or $0.02 per share.

The prior year quarter results from operations included the following:

–    Gain on the sale of building $10,852 ($8,323, net of tax, or $0.15 per share);
–    Strategic review - retention and other of $8,232 ($6,222, net of tax, or $0.11 per share);
– Proxy costs of $1,503 ($1,153, net of tax, or $0.02 per share); and
– Discrete and certain other tax benefits, net, of $333 or $0.01 per share.

Excluding these items from the respective periods, net income would have been $55,267, or $1.07 per share in the current year period ended December 31, 2023 compared to $47,421, or $0.86 per share, in the prior year period.

Griffon evaluates performance based on adjusted net income and the related adjusted earnings per share, which excludes restructuring charges, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of net income from operations to adjusted net income and earnings per share to adjusted earnings per share:

	For the Three Months Ended December 31,
	2023	2022
	(Unaudited)

Net income	$42,177	$48,702

Adjusting items:
Restructuring charges(1)	12,400	—
Gain on sale of building	(547)	(10,852)
Strategic review - retention and other	4,658	8,232
Proxy expenses	—	1,503
Tax impact of above items(2)	(4,204)	169
Discrete and certain other tax provisions (benefits), net(3)	783	(333)

Adjusted net income	$55,267	$47,421

Earnings per common share	$0.82	$0.88

Adjusting items, net of tax:
Restructuring charges(1)	0.18	—
Gain on sale of building	(0.01)	(0.15)
Strategic review - retention and other	0.07	0.11
Proxy expenses	—	0.02
Discrete and certain other tax provisions (benefits), net(3)	0.02	(0.01)

Adjusted earnings per common share	$1.07	$0.86

Diluted weighted-average shares outstanding (in thousands)	51,467	55,298

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the quarter ended December 31, 2023, restructuring charges relate to the CPP global sourcing expansion, of which $11,646 are included in Cost of goods and services and $754 are included in SG&A.

(2) The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) Discrete and certain other tax provisions (benefits) primarily relate to the impact of a rate differential between statutory and annual effective tax rate on items impacting the quarter.

RESULTS OF OPERATIONS

Three Months ended December 31, 2023 and 2022

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 12 - Business Segments for a reconciliation of adjusted EBITDA to income before taxes.

Home and Building Products

	For the Three Months Ended December 31,
	2023		2022
Residential	$218,798		$227,059
Commercial	176,993		169,514
Total Revenue	$395,791		$396,573
Adjusted EBITDA	$124,719	31.5%	$124,145	31.3%
Depreciation and amortization	$3,633		$3,846

For the quarter ended December 31, 2023, HBP revenue was consistent with the prior year quarter reflecting improved customer orders, and favorable pricing and mix of 4%, offset by the prior year volume benefit from elevated backlog.

For the quarter ended December 31, 2023, adjusted EBITDA of $124,719 was consistent with the prior year quarter. Adjusted EBITDA reflected reduced material costs and favorable pricing and mix offset by the unfavorable impact of reduced volume, noted above, and increased labor and distribution costs.

For the quarters ended December 31, 2023 and 2022, segment depreciation and amortization decreased $213 compared to the prior year period due to fully depreciated assets.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2023		2022
United States	$151,172		$153,667
Europe	5,245		4,696
Canada	21,028		23,116
Australia	64,871		66,217
All other countries	5,046		5,115
Total Revenue	$247,362		$252,811
Adjusted EBITDA	$5,539	2.2%	$(1,809)	(0.7)%
Depreciation and amortization	$11,057		$13,127

For the quarter ended December 31, 2023, revenue decreased $5,449, or 2%, compared to the prior year period primarily due to decreased volume driven by reduced consumer demand in North America.

For the quarter ended December 31, 2023, adjusted EBITDA was $5,539 compared to $(1,809) in the prior year quarter, an increase of $7,348. The variance to the prior year was primarily due to decreased North American production costs, partially offset by the unfavorable impact of the reduced volume, noted above.

For the quarter ended December 31, 2023, segment depreciation and amortization decreased $2,070 compared to the prior year period, primarily related to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with restructuring activities.

CPP Global Sourcing Strategy Expansion and Restructuring Charges

In response to changing market conditions, Griffon announced in May 2023 that CPP is expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines.

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. Over that period, CPP expects to reduce its U.S. facility footprint by approximately 1.2 million square feet, or 15% of CPP's square footage, and its headcount by approximately 600. Operations have ceased at Camp Hill and Harrisburg, PA; Fairfield, IA; and four wood mills. The final facility, in Grantsville, MD, is expected to close by March 2024.

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

In the quarter ended December 31, 2023, CPP incurred pre-tax restructuring charges of $12,400 consisting of cash charges of $3,918 and non-cash, asset related charges of $8,482 to adjust inventory to net realizable value. The cash charges included $1,847 for one-time termination benefits and other personnel-related costs and $2,071 for facility exit and other related costs. Since inception, cash charges totaled $37,454 and non-cash, asset-related charges totaled $67,414; the cash charges included $18,619 for one-time termination benefits and other personnel-related costs and $18,835 for facility exit and other related costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $45,396 to adjust inventory to net realizable value.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges(1)	$19,500	$35,500	$75,000	$130,000	$5,000
Total 2023 restructuring charges	(16,772)	(16,764)	(58,932)	(92,468)	—
Q1 FY2024 Activity	(1,847)	(2,071)	(8,482)	(12,400)	—
Total cumulative charges	(18,619)	(18,835)	(67,414)	(104,868)	—
Estimate to Complete	$881	$16,665	$7,586	$25,132	$5,000

Facility and equipment sales to date	$—	$—	$547	$547	$(547)
________________________
(1)The above table represents the upper range of anticipated charges during the duration of the project.

Unallocated

For the quarter ended December 31, 2023, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $13,907 compared to $13,776 in the prior year quarter. The increase in the current quarter compared to the prior year periods, primarily relates to increased incentive and equity compensation, medical claims, and travel expenses.

Strategic review

During the three months ended December 31, 2023 and 2022, we incurred strategic review expenses of $4,658 ($3,500, net of tax) and $8,232 ($6,222, net of tax), respectively, primarily for retention payments and other associated costs related to the strategic review process that concluded in April 2023.

Proxy expenses

During the three months ended December 31, 2023, we did not incur any non-recurring proxy expenses. During the quarter ended December 31, 2022, non-recurring proxy expenses of $1,503 ($1,153, net of tax) related to a settlement entered into with a shareholder that had submitted a slate of director nominees.

Segment Depreciation and Amortization

For the quarter ended December 31, 2023, segment depreciation and amortization of $14,690 decreased $2,283 compared to $16,973 in the prior year quarter; the decrease primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Other Income (Expense)

For the quarters ended December 31, 2023 and 2022, Other income (expense) of $632 and $607, respectively, includes $13 and $67, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $34 and $216, respectively, and net investment income of $56 and $33, respectively. Other income (expense) also includes rental income of $0 and $212 and royalty income of $592 and $549 for the three months ended December 31, 2023 and 2022, respectively.

Provision for income taxes

During the quarter ended December 31, 2023, the Company recognized a tax provision of $17,965 on income before taxes of $60,142, compared to $19,318 on income before taxes of $68,020 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $4,658 ($3,500, net of tax), restructuring charges of $12,400 ($9,213, net of tax), gain on sale of building of $547 ($406, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $783. The prior year quarter results included strategic review - retention and other of $8,232 ($6,222, net of tax); proxy costs of $1,503 ($1,153, net of tax); gain on the sale of building $10,852 ($8,323, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $333. Excluding these items, the effective tax rates for the quarters ended December 31, 2023 and 2022 were 27.9% and 29.1%, respectively.
Stock-based compensation
For the quarters ended December 31, 2023 and 2022, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $6,417 and $6,742, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2023, total other comprehensive income, net of taxes, of $10,475 included a gain of $10,238 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian and Canadian Dollars, all in comparison to the U.S. Dollar; a $532 benefit from pension amortization; and a $295 loss on cash flow hedges.

For the quarter ended December 31, 2022, total other comprehensive income, net of taxes, of $12,219 included a gain of $11,937 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Australian Dollars and British Pound, all in comparison to the US Dollar; a $862 benefit from pension amortization; and a $580 loss on cash flow hedges.

DISCONTINUED OPERATIONS

At December 31, 2023 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $8,703 and $11,798, respectively. Griffon's assets for discontinued operations primarily relates to insurance claims. There was no reported revenues or costs in the three months ended December 31, 2023 and 2022 for discontinued operations.

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

As of December 31, 2023, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $64,100. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial to the Company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these funds (unless applicable U.S. taxes have already been paid).

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the quarter ended December 31, 2023, the Company generated $146,058 of net cash from operating activities and, as of December 31, 2023, the Company had $465,538 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $110,546 at December 31, 2023.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Three Months Ended December 31,
	2023	2022
Net Cash Flows Provided by (Used In):
Operating activities	$146,058	$75,480
Investing activities	(13,543)	4,521
Financing activities	(123,947)	(78,363)

Cash provided by operating activities for the quarter ended December 31, 2023 was $146,058 compared to $75,480 in the prior year period. The variance was due to increased cash generated from operations at HBP and a decrease in working capital across all businesses, primarily inventory and accounts receivable, and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of businesses, investments and property, plant and equipment. During the quarter ended December 31, 2023, cash used in investing activities was $13,543 compared to cash provided by investing activities of $4,521 in the prior year period. In the current quarter, cash flows used in investing activities primarily consisted of capital expenditures of $14,330, partially offset by proceeds totaling $787 primarily from the sale of a building. In the prior year quarter, cash flows provided by investing activities consisted of proceeds totaling $11,815, primarily from the sale of a building, partially offset by capital expenditures of $4,726 and a working capital adjustment payment of $2,568 related to the sale of Telephonics.

During the quarter ended December 31, 2023, cash used in financing activities totaled $123,947 compared to $78,363 in the prior year period. Cash used in financing activities in the current period consisted of net repayments of long-term debt of $32,360, primarily related to the Revolver, the purchase of shares of common stock in connection with the board authorized share repurchase program and the purchase of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $81,449 and the payment of dividends of $9,965. Cash provided by financing activities in the prior year period consisted primarily of net repayments of long-term debt of $57,716, purchases of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock of $12,735 and the payment of dividends of $7,126 and financing costs of $744.

During the quarter ended December 31, 2023, 221,229 shares, with a market value of $11,604, or $52.45 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter ended December 31, 2023, the Board of Directors approved and paid a quarterly cash dividend of $0.15 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

During 2023, the Board of Directors approved two quarterly cash dividends of $0.10 per share and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on March 21, 2024 to shareholders of record as of the close of business on February 29, 2024.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations from August 3, 2016 and August 1, 2018 of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Share repurchases during the quarter ended December 31, 2023 totaled 1,634,454 shares of common stock, for a total of $69,640, or an average of $42.61 per share. As of December 31, 2023, $237,543 remained under these Board authorized repurchase programs. During the quarter ended and as of December 31, 2023, $696 and $1,997, respectively, were accrued for excise taxes for share repurchases.

During the quarter ended December 31, 2023 and 2022, cash used in discontinued operations from operating activities of $2,926 and $1,953, respectively, primarily related to the settling of certain liabilities and environmental costs.

Cash and Equivalents and Debt	December 31,	September 30,
	2023	2023
Cash and equivalents	$110,546	$102,889
Notes payables and current portion of long-term debt	9,274	9,625
Long-term debt, net of current maturities	1,430,235	1,459,904
Debt discount/premium and issuance costs	19,227	20,283
Total debt	1,458,736	1,489,812
Debt, net of cash and equivalents	$1,348,190	$1,386,923

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2023, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $945,532 on December 31, 2023 based upon quoted market prices (level 1 inputs). At December 31, 2023, $8,415 of underwriting fees and other expenses incurred remained to be amortized.

On August 1, 2023, Griffon amended and restated its Credit Agreement (as amended, "Credit Agreement"). The amendment increased the maximum borrowing availability on its revolving credit facility from $400,000 to $500,000 (the "Revolver") and extended the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at TERM SOFR plus a credit adjustment spread and a margin of 2.00% (7.46% at December 31, 2023), SONIA loans accrue interest at SONIA Base

Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at December 31, 2023) and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at December 31, 2023).

At December 31, 2023, under the Revolver, there were $21,500 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $465,538 was available, subject to certain loan covenants, for borrowing at that date.

On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.75% as of December 31, 2023). The Term Loan B was issued at 99.75% of par value. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a charge of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $462,153 on December 31, 2023 based upon quoted market prices (level 1 inputs). At December 31, 2023, $6,708 of underwriting fees and other expenses incurred, remained to be amortized. At December 31, 2023, $461,000 of the Term Loan B was outstanding.

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

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. The remaining lease liability balance relates to finance equipment leases. Refer to Note 20-Leases for further details.
In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 ($11,363 as of December 31, 2023) revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (6.36% using CORRA and 6.53% using Bankers Acceptance Rate CDN as of December 31, 2023). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At December 31, 2023, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,363 as of December 31, 2023) available.

During 2022, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 18,375 term loan, AUD 20,000 revolver and AUD 15,000 receivable purchase facility agreement that was entered into in July 2016 and further amended in fiscal 2020. Griffon Australia paid off the term loan in the amount of AUD 9,625 and canceled the AUD 20,000 revolver. In March 2023 the existing receivable purchase facility was renewed and increased from AUD 15,000 to AUD 30,000. The receivable purchase facility matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.56% at December 31, 2023). At December 31, 2023, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,511 as of December 31, 2023) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

At December 31, 2023, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.5x at December 31, 2023.

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

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $461,000 on December 31, 2023 and Revolver maturing in 2025 with an outstanding balance of $21,500. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.25% (7.75% as of December 31, 2023). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.46% at December 31, 2023); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at December 31, 2023); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at December 31, 2023).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2023, our largest customer, The Home Depot, represented 11% of Griffon’s consolidated revenue, 16% of CPP's revenue and 8% of HBP’s revenue.

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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2023 and September 30, 2023 and for the three months ended December 31, 2023 and for the year ended September 30, 2023. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2023		September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$513,340	$—	$2,190,636
Gross profit	$—	$193,413	$—	$800,477
Income (loss) from operations	$(8,992)	$83,241	$(42,948)	$228,346
Equity in earnings of Guarantor subsidiaries	$52,885	$—	$149,981	$—
Net income (loss)	$(14,220)	$52,885	$(85,770)	$149,981

Summarized Balance Sheet Information

	As of December 31, 2023		As of September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$34,357	$681,661	$51,701	$707,929
Non-current assets	13,479	1,302,303	13,954	1,317,575
Total assets	$47,836	$1,983,964	$65,655	$2,025,504

Current liabilities	$89,512	$240,065	$76,460	$226,532
Long-term debt	1,430,062	108	1,459,952	—
Other liabilities	(14,455)	273,790	(9,994)	271,985
Total liabilities	$1,505,119	$513,963	$1,526,418	$498,517

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2023.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2023. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” "achieves", “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including, in particular, the expanded CPP global outsourcing strategy announced in May 2023); the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of COVID-19, or some other future pandemic, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2023. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon's amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have BBSY (Bank Bill Swap Rate) and CORRA (Canadian Overnight Repo Rate Average) ( based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, BBSY, or CORRA would not have a material impact on Griffon’s results of operations or liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2023, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2023	897,617		$39.48	897,617
November 1 - 30, 2023	563,089	(2)	44.31	472,101
December 1 - 31, 2023	394,977	(3)	52.79	264,736
Total	1,855,683		$43.78	1,634,454	$237,543

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. On November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of December 31, 2023, $237,543 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Includes (a) 472,101 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 90,988 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

3.Includes (a) 264,736 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 130,241 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: February 7, 2024