Form 10-Q
period 2024-03-31
GRIFFON CORP
filed 2024-05-08
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

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

The number of shares of common stock outstanding at April 30, 2024 was 49,553,357.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2024	September 30, 2023
CURRENT ASSETS
Cash and equivalents	$123,030	$102,889
Accounts receivable, net of allowances of $11,567 and $11,264	349,818	312,432
Inventories	443,970	507,130
Prepaid and other current assets	65,196	57,139
Assets held for sale	24,172	—
Assets of discontinued operations	980	1,001
Total Current Assets	1,007,166	980,591
PROPERTY, PLANT AND EQUIPMENT, net	267,337	279,218
OPERATING LEASE RIGHT-OF-USE ASSETS	168,252	169,942
GOODWILL	327,864	327,864
INTANGIBLE ASSETS, net	625,202	635,243
OTHER ASSETS	23,805	21,731
ASSETS OF DISCONTINUED OPERATIONS	4,104	4,290
Total Assets	$2,423,730	$2,418,879

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,152	$9,625
Accounts payable	143,152	116,646
Accrued liabilities	174,247	193,098
Current portion of operating lease liabilities	33,433	32,632
Liabilities of discontinued operations	2,753	7,148
Total Current Liabilities	361,737	359,149
LONG-TERM DEBT, net	1,577,208	1,459,904
LONG-TERM OPERATING LEASE LIABILITIES	145,295	147,224
OTHER LIABILITIES	132,063	132,708
LIABILITIES OF DISCONTINUED OPERATIONS	5,241	4,650
Total Liabilities	2,221,544	2,103,635
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	202,186	315,244
Total Liabilities and Shareholders’ Equity	$2,423,730	$2,418,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2024 and 2023
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	42,177	—	—	—	—	42,177
Dividend	—	—	—	(7,825)	—	—	—	—	(7,825)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	221	(11,604)	—	—	(11,604)
Amortization of deferred compensation	—	—	—	—	—	—	—	520	520
Common stock acquired	—	—	—	—	1,634	(70,543)	—	—	(70,543)
Equity awards granted, net	—	—	(3,383)	—	(180)	3,383	—	—	—
ESOP allocation of common stock	—	—	1,550	—	—	—	—	—	1,550
Stock-based compensation	—	—	5,028	—	—	—	—	—	5,028
Other comprehensive income, net of tax	—	—	—	—	—	—	10,475	—	10,475
Balance at December 31, 2023	84,746	$21,187	$665,875	$315,868	33,359	$(656,450)	$(59,535)	$(1,923)	$285,022
Net income	—	—	—	64,143	—	—	—	—	64,143
Dividend	—	—	—	(7,289)	—	—	—	—	(7,289)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	375	(22,722)	—	—	(22,722)
Amortization of deferred compensation	—	—	—	—	—	—	—	586	586
Common stock acquired	—	—	—	—	1,803	(118,964)	—	—	(118,964)
Equity awards granted, net	—	—	(9,492)	—	(428)	9,492	—	—	—
ESOP allocation of common stock	—	—	2,484	—	—	—	—	—	2,484
Stock-based compensation	—	—	3,849	—	—	—	—	—	3,849
SEC filing fees	—	—	(27)	—	—	—	—	—	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,896)	—	(4,896)
Balance at March 31, 2024	84,746	$21,187	$662,689	$372,722	35,109	$(788,644)	$(64,431)	$(1,337)	$202,186

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	48,702	—	—	—	—	48,702
Dividend	—	—	—	(6,145)	—	—	—	—	(6,145)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	345	(12,734)	—	—	(12,734)
Amortization of deferred compensation	—	—	—	—	—	—	—	571	571
Equity awards granted, net	—	—	(7,082)	—	(467)	7,082	—	—	—
ESOP allocation of common stock	—	—	1,127	—	—	—	—	—	1,127
Stock-based compensation	—	—	5,538	—	—	—	—	—	5,538
Other comprehensive income, net of tax	—	—	—	—	—	—	12,219	—	12,219
Balance at December 31, 2022	84,746	$21,187	$627,565	$386,617	27,560	$(425,768)	$(70,519)	$(12,234)	$526,848
Net loss	—	—	—	(62,255)	—	—	—	—	(62,255)
Dividend	—	—	—	(5,714)	—	—	—	—	(5,714)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	21	(254)	—	—	(254)
Amortization of deferred compensation	—	—	—	—	—	—	—	570	570
Equity awards granted, net	—	—	(617)	—	(40)	617	—	—	—
ESOP allocation of common stock	—	—	1,207	—	—	—	—	—	1,207
Stock-based compensation	—	—	5,296	—	—	—	—	—	5,296
Other comprehensive income, net of tax	—	—	—	—	—	—	2,613	—	2,613
Balance at March 31, 2023	84,746	$21,187	$633,451	$318,648	27,541	$(425,405)	$(67,906)	$(11,664)	$468,311

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$672,880	$710,984	$1,316,033	$1,360,368
Cost of goods and services	402,215	516,492	808,727	932,051
Gross profit	270,665	194,492	507,306	428,317

Selling, general and administrative expenses	157,217	160,301	310,020	313,021
Intangible asset impairment	—	100,000	—	100,000
Total operating expenses	157,217	260,301	310,020	413,021

Income (loss) from operations	113,448	(65,809)	197,286	15,296

Other income (expense)
Interest expense	(26,149)	(24,879)	(51,448)	(49,527)
Interest income	637	236	1,061	340
Gain on sale of building	11	—	558	10,852
Other, net	626	293	1,258	900
Total other expense, net	(24,875)	(24,350)	(48,571)	(37,435)

Income (loss) before taxes	88,573	(90,159)	148,715	(22,139)
Provision (benefit) for income taxes	24,430	(27,904)	42,395	(8,586)
Net income (loss)	$64,143	$(62,255)	$106,320	$(13,553)

Basic earnings (loss) per common share	$1.34	$(1.17)	$2.20	$(0.26)

Basic weighted-average shares outstanding	47,946	53,038	48,365	52,809

Diluted earnings (loss) per common share	$1.28	$(1.17)	$2.10	$(0.26)

Diluted weighted-average shares outstanding	49,931	53,038	50,714	52,809

Dividends paid per common share	$0.15	$0.10	$0.30	$0.20

Net income (loss)	$64,143	$(62,255)	$106,320	$(13,553)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(7,199)	334	3,039	12,271
Pension and other post retirement plans	531	746	1,063	1,608
Change in cash flow hedges	1,772	1,533	1,477	953
Total other comprehensive income (loss), net of taxes	(4,896)	2,613	5,579	14,832
Comprehensive income (loss), net	$59,247	$(59,642)	$111,899	$1,279
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$106,320	$(13,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	29,903	34,367
Stock-based compensation	12,674	13,335
Intangible asset impairments	—	100,000
Asset impairment charges - restructuring	8,482	59,118
Provision for losses on accounts receivable	904	343
Amortization of debt discounts and issuance costs	2,113	2,045
Deferred income tax provision (benefit)	—	(25,744)
Gain on sale of assets and investments	(1,075)	(10,852)
Increase in accounts receivable	(33,503)	(19,431)
Decrease in inventories	56,250	64,582
(Increase) decrease in prepaid and other assets	(5,766)	3,451
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	7,979	(51,409)
Other changes, net	1,579	5,384
Net cash provided by operating activities	185,860	161,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(33,289)	(11,837)
Payments related to sale of business	—	(2,568)
Proceeds from the sale of property, plant and equipment	1,272	11,834
Net cash used in investing activities	(32,017)	(2,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(21,676)	(12,824)
Purchase of shares for treasury	(222,421)	(12,989)
Proceeds from long-term debt	179,500	45,419
Payments of long-term debt	(67,184)	(119,110)
Other, net	(262)	(127)
Net cash used in financing activities	(132,043)	(99,631)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(3,273)	(2,598)

Net cash used in discontinued operations	(3,273)	(2,598)
Effect of exchange rate changes on cash and equivalents	1,614	(1,428)
NET INCREASE IN CASH AND EQUIVALENTS	20,141	55,408
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	102,889	120,184
CASH AND EQUIVALENTS AT END OF PERIOD	$123,030	$175,592

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

The condensed consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years may have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for credit losses and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, assumptions associated with pension benefit obligations and income or

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

On March 31, 2024, the fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $950,406 and $459,574, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,671 at March 31, 2024 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets and $634 is included in other assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2024, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. dollars.

At March 31, 2024, Griffon had $38,500 of Australian dollar contracts at a weighted average rate of $1.48 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $1,388 ($972, net of tax) at March 31, 2024. Upon settlement, losses of $215 and gains of $310 were recorded in COGS during the three months and six months ended March 31, 2024. All contracts expire in 30 to 150 days.

At March 31, 2024, Griffon had $49,500 of Chinese Yuan contracts at a weighted average rate of $6.93 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred losses of $925 ($675, net of tax) at March 31, 2024. Upon settlement, losses of $564 and $1,200 were recorded in COGS during the three months and six months ended March 31, 2024. All contracts expire in 3 to 365 days.

At March 31, 2024, Griffon had $8,130 of Canadian dollar contracts at a weighted average rate of $1.35. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2024, fair value gains (losses) of $38 and $(65), respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $2 and $26 were recorded in Other income during the three months and six months ended March 31, 2024 for all settled contracts. All contracts expire in 30 to 509 days.

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
NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At March 31, 2024	At September 30, 2023
Raw materials and supplies	$92,740	$127,342
Work in process	16,594	12,070
Finished goods	334,636	367,718
Total	$443,970	$507,130

In connection with the Company's restructuring activities described in Note 16, Restructuring Charges, during the six months ended March 31, 2024, CPP recorded an impairment charge of $8,482 to adjust inventory to its net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2024	At September 30, 2023
Land, building and building improvements	$140,457	$169,923
Machinery and equipment	455,176	447,972
Leasehold improvements	34,905	33,740
	630,538	651,635
Accumulated depreciation	(363,201)	(372,417)
Total	$267,337	$279,218

Depreciation and amortization expense for property, plant and equipment was $9,499 and $11,601 for the quarters ended March 31, 2024 and 2023, respectively, and $18,766 and $23,090 for the six months ended March 31, 2024 and 2023, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,095 and $4,646 for the quarters ended March 31, 2024 and 2023, respectively, and $8,094 and $8,885 for the six months ended March 31, 2024 and 2023, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of March 31, 2024. The net book value of these properties as of March 31, 2024 totaled $24,172.
Except as described in Note 16, Restructuring charges, no event or indicator of impairment occurred during the six months ended March 31, 2024 which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for doubtful accounts, including provisions for expected credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	Six months ended March 31,
	2024	2023
Beginning Balance, October 1	$11,264	$12,137
Provision for expected credit losses	904	2,395
Amounts written off charged against the allowance	(636)	(723)
Other, primarily foreign currency translation	35	(554)
Ending Balance, March 31	$11,567	$13,255

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the six months ended March 31, 2024. The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2023 and March 31, 2024, as follows:

Home and Building Products	$191,253
Consumer and Professional Products	136,611
Total	$327,864

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2024			At September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$447,152	$124,198	23	$443,164	$113,057
Technology and patents	16,663	4,304	13	15,504	3,815
Total amortizable intangible assets	463,815	128,502		458,668	116,872
Trademarks	289,889	—		293,447	—
Total intangible assets	$753,704	$128,502		$752,115	$116,872

The gross carrying amount of intangible assets was impacted by $1,589 related to favorable foreign currency translation.

Amortization expense for intangible assets was $5,581 and $5,653 for the quarters ended March 31, 2024 and 2023, respectively, and $11,137 and $11,277 for the six months ended March 31, 2024 and 2023, respectively. Amortization expense for the remainder of 2024 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2024 - $11,037; 2025 - $22,174; 2026 - $22,174; 2027 - $22,174; 2028 - $22,174; 2029 - $21,354; thereafter $214,226.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – INCOME TAXES

During the quarter ended March 31, 2024, the Company recognized a tax provision of $24,430 on income before taxes of $88,573, compared to a tax benefit of $27,904 on a loss before taxes of $90,159 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $2,676 ($1,997, net of tax); restructuring charges of $2,401 ($1,769, net of tax); gain on sale of building of $11 ($9, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $390. The prior year quarter results included strategic review - retention and other of $6,190 ($4,658, net of tax); restructuring charges of $78,334 ($58,529, net of tax); intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $614 ($471, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $8,723. Excluding these items, the effective tax rates for the quarters ended March 31, 2024 and 2023 were 27.9% and 29.5%, respectively.

During the six months ended March 31, 2024, the Company recognized a tax provision of $42,395 on income before taxes of $148,715, compared to a tax benefit of $8,586 on a loss before taxes of $22,139 in the comparable prior year period. The six month period ended March 31, 2024 included restructuring charges of $14,801 ($10,982, net of tax); strategic review - retention and other of $7,334 ($5,497, net of tax); gain on sale of building of $558 ($415, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $393. The six month period ended March 31, 2023 included restructuring charges of $78,334 ($58,529, net of tax); Strategic review - retention and other of $14,422 ($10,880, net of tax); gain on the sale of building $10,852 ($8,323, net of tax); intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $2,117 ($1,624, net of tax); and discrete tax and certain other tax benefits, net, that affect comparability of $9,056. Excluding these items, the effective tax rates for the six months ended March 31, 2024 and 2023 were 27.9% and 29.4%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – LONG-TERM DEBT

		At March 31, 2024					At September 30, 2023
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$194	(7,910)	$967,059	5.75%	$974,775	$218	$(8,920)	$966,073	5.75%
Term Loan B due 2029	(b)	459,000	(837)	(6,378)	451,785	Variable	463,000	(922)	(7,039)	455,039	Variable
Revolver due 2028	(b)	169,500	—	(3,232)	166,268	Variable	50,445	—	(3,606)	46,839	Variable
Non US lines of credit	(d)	—	—	(9)	(9)	Variable	—	—	(3)	(3)	Variable
Other long term debt	(e)	279	—	(22)	257	Variable	1,592	—	(11)	1,581	Variable
Totals		1,603,554	(643)	(17,551)	1,585,360		1,489,812	(704)	(19,579)	1,469,529
less: Current portion		(8,152)	—	—	(8,152)		(9,625)	—	—	(9,625)
Long-term debt		$1,595,402	$(643)	$(17,551)	$1,577,208		$1,480,187	$(704)	$(19,579)	$1,459,904

		Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,012	$(12)	$505	$14,505	6.0%	$14,012	$(12)	$505	$14,505
Term Loan B due 2029	(b)	8.2%	9,027	42	331	9,400	7.5%	8,737	43	352	9,132
Revolver due 2028	(b)	Variable	2,231	—	187	2,418	Variable	673	—	122	795
Finance lease - real estate	(c)	n/a	—	—	—	—	5.6%	174	—	—	174
Non US lines of credit	(d)	Variable	14	—	4	18	Variable	205	—	12	217
Other long term debt	(e)	Variable	115	—	1	116	Variable	64	—	1	65
Capitalized interest			(308)	—	—	(308)		(9)	—	—	(9)
Totals			$25,091	$30	$1,028	$26,149		$23,856	$31	$992	$24,879

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Six Months Ended March 31, 2024					Six Months Ended March 31, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,024	$(24)	$1,010	$29,010	6.0%	$28,024	$(24)	$1,010	$29,010
Term Loan B due 2029	(b)	8.2%	18,244	85	661	18,990	7.0%	16,545	86	703	17,334
Revolver due 2028	(b)	Variable	3,139	—	373	3,512	Variable	2,017	—	245	2,262
Finance lease - real estate	(c)	n/a	—	—	—	—	5.6%	352	—	—	352
Non US lines of credit	(d)	Variable	14	—	8	22	Variable	360	—	25	385
Non US term loans	(d)	Variable	—	—	—	—	Variable	—	—	—	—
Other long term debt	(e)	Variable	417	—	1	418	Variable	194	—	1	195
Capitalized interest			(504)	—	—	(504)		(11)	—	—	(11)
Totals			$49,334	$61	$2,053	$51,448		$47,481	$62	$1,984	$49,527

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on March 31, 2024 based upon quoted market prices (level 1 inputs). At March 31, 2024, $7,910 of underwriting fees and other expenses incurred remained to be amortized.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.43% at March 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at March 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at March 31, 2024).

At March 31, 2024, under the Revolver, there were $169,500 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $317,538 was available, subject to certain loan covenants, for borrowing at that date.

    On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.70% as of March 31, 2024). The Term Loan B was issued at 99.75% of par value. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a charge of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $459,574 on March 31, 2024 based upon quoted market prices (level 1 inputs). At March 31, 2024, $6,378 of underwriting fees and other expenses incurred, remained to be amortized. At March 31, 2024, $459,000 of the Term Loan B was outstanding.

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
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Canadian Bankers Acceptance Rate plus 1.3% per annum (6.30% using CORRA and 6.35% using the Canadian Bankers Acceptance Rate as of March 31, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At March 31, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,039 as of March 31, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.55% at March 31, 2024). At March 31, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,575 as of March 31, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

(e)     In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At March 31, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the six months ended March 31, 2024, the Company paid two quarterly cash dividends of $0.15 per share each. During 2023, the Board of Directors approved two quarterly cash dividends of $0.10 per share and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP compensation expense. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on June 20, 2024 to shareholders of record as of the close of business on May 29, 2024.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of March 31, 2024, there were 2,377,532 shares available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Restricted stock	$3,849	$5,296	$8,877	$10,834
ESOP	2,408	1,297	3,797	2,501
Total stock-based compensation	$6,257	$6,593	$12,674	$13,335

During the first quarter of 2024, Griffon granted 174,104 shares of restricted stock and restricted stock units ("RSUs"). This includes 166,272 shares of restricted stock and 7,832 RSUs granted to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $8,225, or a weighted average fair value of $47.24 per share.

During the second quarter of 2024, Griffon granted 403,997 shares of restricted stock and RSUs. This includes 387,222 shares of restricted stock granted to four senior executives with a vesting period of thirty-three months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 64,539 to a maximum of 387,222, with the target number of shares being 129,074. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,181, or a weighted average fair value of $94.37 per share. This also includes 16,775 shares of restricted stock granted to non-employee directors of Griffon with a vesting period of one-year and a fair value of $1,210, or a weighted average fair value of $72.13 per share. During the six months ended March 31, 2024, 570,269 shares granted were issued out of treasury stock.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and six months ended March 31, 2024 totaled 1,803,424 shares and 3,437,878 shares of common stock, respectively, for a total of $117,384 and $187,024, respectively, or an average of $65.09 per share and $54.40 per share, respectively. This includes the repurchase of 1,500,000 shares of common shares by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250. As of March 31, 2024, $120,158 remains under these Board authorized repurchase programs.

During the quarter and six months ended March 31, 2024, 374,700 and 595,929 shares, respectively, with a market value of $22,722, or $60.64 per share and $34,326, or $57.60 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter and six months ended March 31, 2024, $715 and $1,411, respectively, were accrued for excise taxes for share repurchases and vesting of restricted stock. As of March 31, 2024, $2,712 was accrued for excise taxes for share repurchases.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Common shares outstanding	49,637	57,205	49,637	57,205
Unallocated ESOP shares	(131)	(933)	(131)	(933)
Non-vested restricted stock	(2,337)	(3,113)	(2,337)	(3,113)
Impact of weighted average shares	777	(121)	1,196	(350)
Weighted average shares outstanding - basic	47,946	53,038	48,365	52,809
Incremental shares from stock-based compensation	1,985	—	2,349	—
Weighted average shares outstanding - diluted	49,931	53,038	50,714	52,809

Anti-dilutive restricted stock excluded from diluted EPS computation	—	2,326	—	2,525
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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2024	2023	2024	2023
Home and Building Products	$392,062	$396,659	$787,853	$793,232
Consumer and Professional Products	280,818	314,325	528,180	567,136
Total revenue	$672,880	$710,984	$1,316,033	$1,360,368

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Residential repair and remodel	$188,529	$185,149	$375,070	$375,879
Commercial	170,740	176,243	347,733	345,757
Residential new construction	32,793	35,267	65,050	71,596
Total Home and Building Products	392,062	396,659	787,853	793,232
Residential repair and remodel	97,044	103,403	173,108	185,109
Retail	73,511	97,903	142,789	166,400
Residential new construction	13,676	11,698	27,681	24,185
Industrial	16,372	19,083	31,149	36,176
International excluding North America	80,215	82,238	153,453	155,266
Total Consumer and Professional Products	280,818	314,325	528,180	567,136
Total Consolidated Revenue	$672,880	$710,984	$1,316,033	$1,360,368

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31,
	2024			2023
	HBP	CPP	Total	HBP	CPP	Total
United States	$375,326	$183,142	$558,468	$378,341	$212,385	$590,726
Europe	1	18,353	18,354	—	19,070	19,070
Canada	14,413	16,363	30,776	15,406	21,570	36,976
Australia	—	57,030	57,030	—	56,585	56,585
All other countries	2,322	5,930	8,252	2,912	4,715	7,627
Consolidated revenue	$392,062	$280,818	$672,880	$396,659	$314,325	$710,984

	For the Six Months Ended March 31,
	2024			2023
	HBP	CPP	Total	HBP	CPP	Total
United States	$754,954	$334,314	$1,089,268	$757,641	$366,052	$1,123,693
Europe	109	23,598	23,707	16	23,766	23,782
Canada	29,181	37,391	66,572	30,761	44,686	75,447
Australia	—	121,901	121,901	—	122,802	122,802
All other countries	3,609	10,976	14,585	4,814	9,830	14,644
Consolidated revenue	$787,853	$528,180	$1,316,033	$793,232	$567,136	$1,360,368

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which is defined as income (loss) before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment and adjusted EBITDA to income (loss) before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Segment adjusted EBITDA:
Home and Building Products	$128,924	$131,871	$253,643	$256,016
Consumer and Professional Products	20,121	19,635	25,660	17,826
Segment adjusted EBITDA	149,045	151,506	279,303	273,842
Unallocated amounts, excluding depreciation *	(14,814)	(14,630)	(28,721)	(28,406)
Adjusted EBITDA	134,231	136,876	250,582	245,436
Net interest expense	(25,512)	(24,643)	(50,387)	(49,187)
Depreciation and amortization	(15,080)	(17,254)	(29,903)	(34,367)
Restructuring charges	(2,401)	(78,334)	(14,801)	(78,334)
Gain on sale of building	11	—	558	10,852
Strategic review - retention and other	(2,676)	(6,190)	(7,334)	(14,422)
Proxy expenses	—	(614)	—	(2,117)
Intangible asset impairment	—	(100,000)	—	(100,000)
Income (loss) before taxes	$88,573	$(90,159)	$148,715	$(22,139)
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2024	2023	2024	2023
Segment:
Home and Building Products	$3,772	$3,811	$7,405	$7,657
Consumer and Professional Products	11,171	13,303	22,228	26,430
Total segment depreciation and amortization	14,943	17,114	29,633	34,087
Corporate	137	140	270	280
Total consolidated depreciation and amortization	$15,080	$17,254	$29,903	$34,367

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$12,525	$3,605	$23,033	$5,673
Consumer and Professional Products	6,368	3,474	10,117	6,132
Total segment	18,893	7,079	33,150	11,805
Corporate	66	32	139	32
Total consolidated capital expenditures	$18,959	$7,111	$33,289	$11,837

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At March 31, 2024	At September 30, 2023
Segment assets:
Home and Building Products	$706,622	$703,661
Consumer and Professional Products(1)	1,579,941	1,579,588
Total segment assets	2,286,563	2,283,249
Corporate	132,083	130,339
Total assets	2,418,646	2,413,588
Discontinued operations	5,084	5,291
Consolidated total	$2,423,730	$2,418,879

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of March 31, 2024. The net book value of these properties as of March 31, 2024 totaled $24,172.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Interest cost	$1,889	$1,826	$3,777	$3,651
Expected return on plan assets	(2,543)	(2,554)	(5,086)	(5,107)
Amortization:
Recognized actuarial loss	689	945	1,378	1,889
Net periodic expense	$35	$217	$69	$433

The Hunter Fan Pension Plan (the "Plan") was terminated with an effective date of April 30, 2024. This was communicated to Plan participants in February 2024. The Plan is fully funded and the Company does not anticipate making an additional funding contribution as of the benefit distribution date. The benefit distribution date will be determined once the Company receives approval from certain regulatory agencies.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign taxes, (2) pre-tax income between domestic and foreign, and (3) income tax expense by federal, state and

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
foreign tax expense. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026, with retrospective application permitted. The Company is currently evaluating the potential changes to its income tax disclosures and related impact on its financial reporting processes and information technology systems. The Company does not expect the adoption of this standard to have an impact on its financial position, results of operations, or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 15 – DISCONTINUED OPERATIONS

At March 31, 2024 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $7,994 and $11,798, respectively. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2024	At September 30, 2023
Assets of discontinued operations:
Prepaid and other current assets	$980	$1,001
Other long-term assets	4,104	4,290
Total assets of discontinued operations	$5,084	$5,291

Liabilities of discontinued operations:
Accrued liabilities, current	$2,753	$7,148
Other long-term liabilities	5,241	4,650
Total liabilities of discontinued operations	$7,994	$11,798

There was no reported revenues or costs in the six months ended March 31, 2024 and 2023 for discontinued operations.

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. By that time, CPP expects to have reduced its facility footprint by approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and its headcount by approximately 600. Manufacturing Operations have ceased at all affected sites: Camp Hill and Harrisburg, PA; Fairfield, IA; Grantsville, MD; and four wood mills. The closed locations, which have a total net book value of $24,172, have met the held for sale criteria and have been classified as such on our Balance Sheet as of March 31, 2024.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
In the quarter ended March 31, 2024, CPP incurred pre-tax restructuring and related exit costs comprised of cash charges totaling $2,401. The cash charges included $482 for one-time termination benefits and other personnel-related costs and $1,919 for facility exit costs. In the six months ended March 31, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $14,801, comprised of cash charges totaling $6,319 and non-cash, asset-related charges totaling $8,482. The cash charges included $2,329 for one-time termination benefits and other personnel-related costs and $3,990 for facility exit costs. Non-cash charges of $8,482 were recorded to adjust inventory to net realizable value.

In both the quarter and six months ended March 31, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $78,334. During both the quarter and six months ended March 31, 2023, cash charges totaled $19,216 and non-cash, asset-related charges totaled $59,118; the cash charges included $8,050 for one-time termination benefits and other personnel-related costs and $11,166 for facility exit costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Cost of goods and services	$1,334	$74,645	$12,980	$74,645
Selling, general and administrative expenses	1,067	3,689	1,821	3,689
Total restructuring charges	$2,401	$78,334	$14,801	$78,334

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Personnel related costs	$482	$8,050	$2,329	$8,050
Facilities, exit costs and other	1,919	11,166	3,990	11,166
Non-cash facility and other	—	59,118	8,482	59,118
Total	$2,401	$78,334	$14,801	$78,334

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the six months ended March 31, 2024 and 2023:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Q1 Restructuring charges	1,847	2,071	8,482	12,400
Q1 Cash payments	(7,215)	(3,362)	—	(10,577)
Q1 Non-cash charges	—	—	(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999
Q2 Restructuring charges	482	1,919	—	2,401
Q2 Cash payments	(608)	(1,919)	—	(2,527)
Accrued liability at March 31, 2024	$8,613	$4,260	$—	$12,873

___________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to net realizable value.

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs (2)	Total
Accrued liability at September 30, 2022	$386	$264	$—	$650
Q1 Cash payments	(74)	(93)	—	(167)
Accrued liability at December 31, 2022	$312	$171	$—	$483
Q2 Restructuring charges	8,050	11,166	59,118	78,334
Q2 Cash payments	(244)	(1,883)	—	(2,127)
Q2 Non-cash charges	—	—	(59,118)	(59,118)
Accrued liability at March 31, 2023	$8,118	$9,454	$—	$17,572
___________________
(2) Non-cash charges in Facility and Other Costs represent the non-cash impairment charges related to certain fixed assets at several manufacturing sites and to adjust inventory to net realizable value.

NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2024 and 2023, Other income (expense) of $626 and $293, respectively, includes $179 and ($164), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $35 and $217, respectively, and net investment income of $29 and $74, respectively. Other income (expense) also includes royalty income of $509 and $476 for the three months ended March 31, 2024 and 2023, respectively.

For the six months ended March 31, 2024 and 2023, Other income (expense) of $1,258 and $900, respectively, includes $191 and $(98), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $69 and $433, respectively, as well as $85 and $107, respectively, of net investment income (loss). Other income (expense) also includes rental income of $0 and $212 in the six months ended March 31, 2024 and 2023, as well as royalty income of $1,100 and $1,025 for the six months ended March 31, 2024 and 2023, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 18 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $14,903 as of March 31, 2024 and $20,781 as of September 30, 2023. The long-term warranty liability was $1,239 at both March 31, 2024 and September 30, 2023.

Changes in Griffon’s warranty liability in accrued liabilities for the three and six months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning of period	$15,461	$17,699	$20,781	$16,786
Warranties issued and changes in estimated pre-existing warranties	9,104	6,413	10,044	11,080
Actual warranty costs incurred	(9,662)	(4,011)	(15,922)	(7,765)
Balance, end of period	$14,903	$20,101	$14,903	$20,101

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2024			2023

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(7,199)	$—	$(7,199)	$334	$—	$334
Pension and other defined benefit plans	672	(141)	531	941	(195)	746
Cash flow hedges	2,531	(759)	1,772	2,190	(657)	1,533
Total other comprehensive income (loss)	$(3,996)	$(900)	$(4,896)	$3,465	$(852)	$2,613

	For the Six Months Ended March 31,
	2024			2023
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$3,039	$—	$3,039	$12,271	$—	$12,271
Pension and other defined benefit plans	1,345	(282)	1,063	2,029	(421)	1,608
Cash flow hedges	2,110	(633)	1,477	1,361	(408)	953
Total other comprehensive income (loss)	$6,494	$(915)	$5,579	$15,661	$(829)	$14,832

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2024	At September 30, 2023
Foreign currency translation adjustments	$(45,684)	$(48,723)
Pension and other defined benefit plans	(19,602)	(20,665)
Cash flow hedges	855	(622)
Total	$(64,431)	$(70,010)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2024	2023	2024	2023
Pension amortization	$(689)	$(945)	$(1,378)	$(1,889)
Cash flow hedges	(780)	9	(891)	1,013
Total gain (loss) before tax	$(1,469)	$(936)	$(2,269)	$(876)
Tax expense	308	197	476	184
Net of tax	$(1,161)	$(739)	$(1,793)	$(692)

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Fixed	$11,863	$11,373	$23,437	$22,667
Variable (a), (b)	2,436	3,246	4,910	6,018
Short-term (b)	1,081	1,844	2,662	4,048
Total	$15,380	$16,463	$31,009	$32,733
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Six Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,707	$19,701
Financing cash flows from finance leases	196	1,309
Total	$22,903	$21,010

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	March 31, 2024	September 30, 2023
Operating Leases:
Right of use assets:
Operating right-of-use assets	$168,252	$169,942

Lease Liabilities:
Current portion of operating lease liabilities	$33,433	$32,632
Long-term operating lease liabilities	145,295	147,224
Total operating lease liabilities	$178,728	$179,856

Finance Leases:
Property, plant and equipment, net(1)	$768	$994

Lease Liabilities:
Notes payable and current portion of long-term debt	$152	$280
Long-term debt, net	127	184
Total financing lease liabilities	$279	$464

(1) Finance lease assets are recorded net of accumulated depreciation of $1,547 and $6,769 as of March 31, 2024 and September 30, 2023, respectively.

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

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024(a)	$22,572	$97
2025	39,545	125
2026	30,430	67
2027	25,660	6
2028	20,686	—
2029	16,284	—
Thereafter	69,084	—
Total lease payments	$224,261	$295
Less: Imputed Interest	(45,533)	(16)
Present value of lease liabilities	$178,728	$279
(a) Excluding the six months ended March 31, 2024.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at March 31, 2024 were as follows:

Weighted-average remaining lease term (years):
Operating leases	7.5
Finance Leases	3.3

Weighted-average discount rate:
Operating Leases	6.12%
Finance Leases	6.07%

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted lamp manufacturing and metal finishing operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”). ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, owned the Peekskill Site for approximately three years. ISCP sold the Peekskill Site in November 1982.

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed in calendar 2025.

Lightron has not engaged in any operations for over three decades. ISCP functioned solely as a real estate holding company and has not held any real property for over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site. Lightron and ISCP are being defended by an insurance company, subject to a reservation of rights, and this insurer is paying the costs of the RI/FS.

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

The State of Tennessee Department of Environment and Conservation (“TDEC”) identified the Memphis site as being potentially contaminated, raising the possibility that site operations could have resulted in soil and groundwater contamination involving volatile organic compounds and metals. In 2021, the TDEC performed a preliminary assessment of the site and recommended to the EPA that it include the site on the National Priorities List established under CERCLA. The TDEC further recommended that the EPA fund an investigation of potential soil gas contamination in receptors near the site. The TDEC has also indicated that it will proceed with this investigation if the EPA does not act.

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. By that time, CPP expects to reduce its facility footprint by approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and its headcount by approximately 600. Manufacturing operations have ceased at all affected sites: Camp Hill and Harrisburg, PA; Fairfield, IA; Grantsville, MD and four wood mills.

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

OVERVIEW

Revenue for the quarter ended March 31, 2024 was $672,880 compared to $710,984 in the prior year quarter, a decrease of 5%, driven by decreased revenue of 1% and 11% at HBP and CPP, respectively. Net income was $64,143 or $1.28 per share, compared to a net loss of $62,255, or $1.17 per share, in the prior year quarter.

The current year quarter results from operations included the following:

– Restructuring charges of $2,401 ($1,769, net of tax, or $0.04 per share);
–    Gain on sale of building of $11 ($9, net of tax, or $0.00 per share);
–    Strategic review - retention and other of $2,676 ($1,997, net of tax, or $0.04 per share); and
– Discrete and certain other tax benefits, net, of $390 or $0.01 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $78,334 ($58,529, net of tax, or $1.06 per share);
–    Strategic review - retention and other of $6,190 ($4,658, net of tax, or $0.08 per share);
– Intangible asset impairment charges of $100,000 ($74,256, net of tax, or $1.34 per share);
–    Proxy expenses of $614 ($471, net of tax, or $0.01 per share); and
– Discrete and certain other tax benefits, net, of $8,723 or $0.16 per share.

Excluding these items from the respective quarterly results, net income would have been $67,510, or $1.35 per share in the current year quarter ended March 31, 2024 compared to $66,936, or $1.21 per share, in the prior year quarter.

Revenue for the six months ended March 31, 2024 was $1,316,033 compared to $1,360,368 in the prior year period, a decrease of 3% driven by decreased revenue of 1% and 7% at HBP and CPP, respectively. Net income was $106,320 or $2.10 per share, compared to a net loss of $13,553, or $0.26 per share, in the prior year period.

The current year-to-date results from operations included the following:

– Restructuring charges of $14,801 ($10,982, net of tax, or $0.22 per share);
–    Strategic review - retention and other of $7,334 ($5,497, net of tax, or $0.11 per share);
–    Gain on sale of building of $558 ($415, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $393 or $0.01 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $78,334 ($58,529, net of tax, or $1.06 per share);
–    Gain on the sale of building $10,852 ($8,323, net of tax, or $0.15 per share);
– Intangible asset impairment charges of $100,000 ($74,256, net of tax, or $1.34 per share);
– Proxy expenses of $2,117 ($1,624, net of tax, or $0.03 per share);
–    Strategic review - retention and other of $14,422 ($10,880, net of tax, or $0.20 per share); and
– Discrete and certain other tax benefits, net, of $9,056 or $0.16 per share.

Excluding these items from the respective periods, net income would have been $122,777, or $2.42 per share in the current year period ended March 31, 2024 compared to $114,357, or $2.07 per share, in the prior year period.

Griffon evaluates performance based on adjusted net income (loss) and the related adjusted earnings (loss) per share, which excludes restructuring charges, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable, non-GAAP measures. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of net income (loss) from operations to adjusted net income and earnings (loss) per share to adjusted earnings per share:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
	(Unaudited)

Net income (loss)	$64,143	$(62,255)	$106,320	$(13,553)

Adjusting items:
Restructuring charges(1)	2,401	78,334	14,801	78,334
Intangible asset impairment	—	100,000	—	100,000
Gain on sale of building	(11)	—	(558)	(10,852)
Strategic review - retention and other	2,676	6,190	7,334	14,422
Proxy expenses	—	614	—	2,117
Tax impact of above items(2)	(1,309)	(47,224)	(5,513)	(47,055)
Discrete and certain other tax provisions (benefits), net(3)	(390)	(8,723)	393	(9,056)

Adjusted net income	$67,510	$66,936	$122,777	$114,357

Earnings (loss) per common share	$1.28	$(1.17)	$2.10	$(0.26)

Adjusting items, net of tax:
Anti-dilutive share impact(4)	—	0.05	—	0.02
Restructuring charges(1)	0.04	1.06	0.22	1.06
Intangible asset impairment	—	1.34	—	1.34
Gain on sale of building	—	—	(0.01)	(0.15)
Strategic review - retention and other	0.04	0.08	0.11	0.20
Proxy expenses	—	0.01	—	0.03
Discrete and certain other tax provisions (benefits), net(3)	(0.01)	(0.16)	0.01	(0.16)

Adjusted earnings per common share	$1.35	$1.21	$2.42	$2.07

Weighted-average shares outstanding (in thousands)	47,946	53,038	48,365	52,809

Diluted weighted-average shares outstanding (in thousands)	49,931	55,364	50,714	55,334

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three months ended March 31, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion, of which $1,334 and $74,645, respectively, is included in Cost of goods and services and $1,067 and $3,689, respectively, is included in SG&A. For the six months ended March 31, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion, of which $12,980 and $74,645, respectively, are included in Cost of goods and services and $1,821 and $3,689, respectively, are included in SG&A.

(2) The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) Discrete and certain other tax provisions (benefits) primarily relate to the impact of a rate differential between the statutory and annual effective tax rates on items impacting the quarter.

(4) In the three and six months ended March 31, 2023, Earnings (loss) per common share is calculated using basic shares on the face of the income statement. The anti-dilutive share impact represents the impact of converting from basic shares to diluted shares used in calculating Earnings (loss) per common share.

RESULTS OF OPERATIONS

Three and Six Months ended March 31, 2024 and 2023

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income (loss) before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 12 - Business Segments for a reconciliation of adjusted EBITDA to income (loss) before taxes.

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2024		2023		2024		2023
Residential	$221,322		$220,416		$440,120		$447,475
Commercial	170,740		176,243		347,733		345,757
Total Revenue	$392,062		$396,659		$787,853		$793,232
Adjusted EBITDA	$128,924	32.9%	$131,871	33.2%	$253,643	32.2%	$256,016	32.3%
Depreciation and amortization	$3,772		$3,811		$7,405		$7,657

For the quarter ended March 31, 2024, HBP revenue decreased $4,597 or 1% from the prior year quarter due to unfavorable product mix of 2%, partially offset by a 1% increase in volume. Increased residential volume in the quarter was partially offset by decreased commercial volume.

For the quarter ended March 31, 2024, adjusted EBITDA of $128,924 decreased $2,947 or 2%, compared to $131,871 in the prior year quarter. The unfavorable variance to the prior year resulted from the decreased revenue noted above, and increased labor and distribution costs, partially offset by reduced material costs.

For the six months ended March 31, 2024, revenue decreased $5,379 or 1%, compared to the prior year period, driven by decreased volume of 3% reflecting decreased commercial volume, partially offset by increased residential volume and favorable product mix of 2%.
For the six months ended March 31, 2024, adjusted EBITDA of $253,643 decreased $2,373, or 1%, compared to $256,016 in the prior year period. The unfavorable variance resulted from the decreased revenue noted above, and increased labor and distribution costs, partially offset by reduced material costs.

For the quarter ended March 31, 2024, segment depreciation and amortization remained consistent with the prior year quarter. For the six months ended March 31, 2024, segment depreciation and amortization decreased $252 compared to the prior year period due to fully depreciated assets.

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2024		2023		2024		2023
United States	$183,142		$212,385		$334,314		$366,052
Europe	18,353		19,070		23,598		23,766
Canada	16,363		21,570		37,391		44,686
Australia	57,030		56,585		121,901		122,802
All other countries	5,930		4,715		10,976		9,830
Total Revenue	$280,818		$314,325		$528,180		$567,136
Adjusted EBITDA	$20,121	7.2%	$19,635	6.2%	25,660	4.9%	17,826	3.1%
Depreciation and amortization	$11,171		$13,303		$22,228		$26,430

For the quarter ended March 31, 2024, revenue decreased $33,507, or 11%, compared to the prior year quarter primarily due to decreased volume driven by reduced consumer demand in North America and the U.K., partially offset by increased volume in Australia.

For the quarter ended March 31, 2024, adjusted EBITDA of $20,121 increased $486 or 2% compared to $19,635 in the prior year quarter. The variance to the prior year was primarily due to improved North American production costs and decreased discretionary spending, partially offset by the unfavorable impact of the reduced volume noted above.

For the six months ended March 31, 2024, revenue decreased $38,956, or 7%, compared to the prior year period primarily due to decreased volume driven by reduced consumer demand in North America and the U.K., partially offset by increased volume in Australia and elevated customer inventory levels.

For the six months ended March 31, 2024, adjusted EBITDA of $25,660 increased $7,834 or 44% compared to $17,826 in the prior year period. The variance to the prior year was primarily due to improved margins in Australia and reduced North American production costs, as well as decreased discretionary spending, partially offset by the unfavorable impact of the reduced volume noted above.

For the quarter and six months ended March 31, 2024, segment depreciation and amortization decreased $2,132 and $4,202, respectively, compared to the prior year period, primarily related to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with restructuring activities.

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. By that time, CPP expects to have reduced its U.S. facility footprint by approximately 1.2 million square feet, or 15% of CPP's square footage, and its headcount by approximately 600. Manufacturing operations have ceased at all affected sites: Camp Hill and Harrisburg, PA; Fairfield, IA; Grantsville, MD; and four wood mills.

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

In the six months ended March 31, 2024, CPP incurred pre-tax restructuring charges of $14,801 consisting of cash charges of $6,319 and non-cash, asset related charges of $8,482 to adjust inventory to net realizable value. The cash charges included $2,329 for one-time termination benefits and other personnel-related costs and $3,990 for facility exit and other related costs. Since inception, cash charges totaled $39,855 and non-cash, asset-related charges totaled $67,414; the cash charges included $19,101 for one-time termination benefits and other personnel-related costs and $20,754 for facility exit and other related costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $45,396 to adjust inventory to net realizable value.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges(1)	$19,500	$35,500	$75,000	$130,000	$5,000
Total 2023 restructuring charges	(16,772)	(16,764)	(58,932)	(92,468)	—
Q1 FY2024 Activity	(1,847)	(2,071)	(8,482)	(12,400)	—
Q2 FY2024 Activity	(482)	(1,919)	—	(2,401)	$—
Total 2024 restructuring charges	(2,329)	(3,990)	(8,482)	(14,801)	—
Total cumulative charges	(19,101)	(20,754)	(67,414)	(107,269)	—
Estimate to Complete	$399	$14,746	$7,586	$22,731	$5,000

Facility and equipment sales to date (gain / cash proceeds)	$—	$—	$1,065	$1,065	$1,192
________________________
(1)The above table represents the upper range of anticipated charges during the duration of the project.

Unallocated

For the quarter ended March 31, 2024, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $14,814 compared to $14,630 in the prior year quarter; for the six months ended March 31, 2024, unallocated amounts totaled $28,721 compared to $28,406 in the prior year period. The increase in both the current quarter and six month periods, compared to their respective comparable prior year periods, primarily relates to increases in Employee Stock Ownership Plan (ESOP) expenses driven by the increase in Griffon's share price, partially offset by a decrease in other compensation related expenses.

Strategic review

During the three months ended March 31, 2024 and 2023, we incurred strategic review expenses of $2,676 ($1,997, net of tax) and $6,190 ($4,658, net of tax), respectively, and during the six months ended March 31, 2024 and 2023, we incurred strategic review expenses of $7,334 ($5,497, net of tax) and $14,422 ($10,880, net of tax), respectively, primarily for retention payments and other associated costs related to the strategic review process that concluded in April 2023.

Proxy expenses

During the three and six months ended March 31, 2024, we did not incur any non-recurring proxy expenses. During the three and six months ended March 31, 2023, non-recurring proxy expenses of $614 ($471, net of tax) and $2,117 ($1,624, net of tax), respectively, were recorded in SG&A, and related to a settlement entered into with a shareholder that had submitted a slate of director nominees.

Segment Depreciation and Amortization

For the three months ended March 31, 2024, segment depreciation and amortization of $14,943 decreased $2,171 compared to $17,114 in the prior year quarter, and for the six months ended March 31, 2024, segment depreciation and amortization of $29,633 decreased $4,454 compared to $34,087 in the prior year period. The decrease in both the three and six months ended March 31, 2024, primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Other Income (Expense)

For the quarters ended March 31, 2024 and 2023, Other income (expense) of $626 and $293, respectively, includes $179 and ($164), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $35 and $217, respectively, and net investment income of $29 and $74, respectively. Other income (expense) also includes royalty income of $509 and $476 for the three months ended March 31, 2024 and 2023, respectively.

For the six months ended March 31, 2024 and 2023, Other income (expense) of $1,258 and $900, respectively, includes $191 and $(98), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $69 and $433, respectively, as well as $85 and $107, respectively, of net investment income (loss). Other income (expense) also includes rental income of $0 and $212 in the six months ended March 31, 2024 and 2023, as well as royalty income of $1,100 and $1,025 for the six months ended March 31, 2024 and 2023, respectively.

Provision for income taxes

During the quarter ended March 31, 2024, the Company recognized a tax provision of $24,430 on income before taxes of $88,573, compared to a tax benefit of $27,904 on a loss before taxes of $90,159 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $2,676 ($1,997, net of tax), restructuring charges of $2,401 ($1,769, net of tax), gain on sale of building of $11 ($9, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $390. The prior year quarter results included strategic review - retention and other of $6,190 ($4,658, net of tax); restructuring charges of $78,334 ($58,529, net of tax); intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $614 ($471, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $8,723. Excluding these items, the effective tax rates for the quarters ended March 31, 2024 and 2023 were 27.9% and 29.5%, respectively.

During the six months ended March 31, 2024, the Company recognized a tax provision of $42,395 on income before taxes of $148,715, compared to a tax benefit of $8,586 on a loss before taxes of $22,139 in the comparable prior year period. The six month period ended March 31, 2024 included restructuring charges of $14,801 ($10,982, net of tax); strategic review - retention and other of $7,334 ($5,497, net of tax); gain on sale of building of $558 ($415, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $393. The six month period ended March 31, 2023 included restructuring charges of $78,334 ($58,529, net of tax); Strategic review - retention and other of $14,422 ($10,880, net of tax); gain on the sale of building $10,852 ($8,323, net of tax); intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $2,117 ($1,624, net of tax); and discrete tax and certain other tax benefits, net, that affect comparability of $9,056. Excluding these items, the effective tax rates for the six months ended March 31, 2024 and 2023 were 27.9% and 29.4%, respectively.
Stock-based compensation
For the quarters ended March 31, 2024 and 2023, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $6,257 and $6,593, respectively. For the six months ended March 31, 2024 and 2023, stock based compensation expense totaled $12,674 and $13,335, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2024, total other comprehensive loss, net of taxes, of $4,896 included a loss of $7,199 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollars, all in comparison to the U.S. Dollar; partially offset by a $531 benefit from pension amortization and a $1,772 gain on cash flow hedges.

For the quarter ended March 31, 2023, total other comprehensive income, net of taxes, of $2,613 included a gain of $334 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound, partially offset by the weakening of Australian Dollars, all in comparison to the U.S. Dollar; a $746 benefit from pension amortization; and a $1,533 gain on cash flow hedges.

For the six months ended March 31, 2024, total other comprehensive income, net of taxes, of $5,579 included a gain of $3,039 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollars partially offset by the weakening of Canadian Dollars, all in comparison to the US Dollar; a $1,063 benefit from pension amortization ; and a $1,477 gain on cash flow hedges.

For the six months ended March 31, 2023, total other comprehensive income, net of taxes, of $14,832 included a gain of $12,271 from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian and Australian Dollars and British Pound, all in comparison to the US Dollar; a $1,608 benefit from pension amortization of actuarial losses; and a $953 gain on cash flow hedges.

DISCONTINUED OPERATIONS

At March 31, 2024 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $7,994 and $11,798, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There was no reported revenues or costs in the three and six months ended March 31, 2024 and 2023 for discontinued operations.

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

As of March 31, 2024, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $69,900. Funds held outside the U.S. may be subject to foreign withholding taxes if repatriated to the U.S. Funds held outside the U.S. are typically used for foreign operating needs or reinvested to fund expansion of existing non-U.S. businesses. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the six months ended March 31, 2024, the Company generated $185,860 of net cash from operating activities and, as of March 31, 2024, the Company had $317,538 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $123,030 at March 31, 2024.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Six Months Ended March 31,
	2024	2023
Net Cash Flows Provided by (Used In):
Operating activities	$185,860	$161,636
Investing activities	(32,017)	(2,571)
Financing activities	(132,043)	(99,631)

Cash flows provided by operating activities for the six months ended March 31, 2024 was $185,860 compared to $161,636 in the prior year period. The variance was due to increased cash generated from operations and a decrease in net working capital across all businesses, primarily inventory, partially offset by an increase in accounts receivable.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of businesses, investments and property, plant and equipment. During the six months ended March 31, 2024, cash flows used in investing activities was $32,017 compared to $2,571 in the prior year period. Cash flows used in investing activities in the current period primarily consisted of capital expenditures of $33,289, partially offset by proceeds totaling $1,272 primarily from the sale of a building. In the prior year period, cash flows used in investing activities consisted of capital expenditures of $11,837 and a working capital adjustment payment of $2,568 related to the sale of Telephonics, partially offset by proceeds totaling $11,834, primarily from the sale of a building.

During the six months ended March 31, 2024, cash used in financing activities totaled $132,043 compared to $99,631 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program and the purchase of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $222,421 and the payment of dividends of $21,676, partially offset by net proceeds of long-term debt of $112,316, primarily related to the Revolver. Cash flows used in financing activities in the prior year period consisted primarily of net repayments of long-term debt of $73,691, purchases of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock of $12,989 and the payment of dividends of $12,824.

During the six months ended March 31, 2024, 595,929 shares, with a market value of $34,326, or $57.60 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the six months ended March 31, 2024, the Board of Directors approved and paid two quarterly cash dividends of $0.15 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

During 2023, the Board of Directors approved two quarterly cash dividends of $0.10 per share and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on June 20, 2024 to shareholders of record as of the close of business on May 29, 2024.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations from August 3, 2016 and August 1, 2018 of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Share repurchases during the six months ended March 31, 2024 totaled 3,437,878 shares of common stock, for a total of $187,024, or an average of $54.40 per share. This includes the repurchase of 1,500,000 shares repurchased by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250. As of March 31, 2024, $120,158 remained under these Board authorized repurchase programs. During the six months ended and as of March 31, 2024, $1,411 and $2,712, respectively, were accrued for excise taxes for share repurchases.

During the six months ended March 31, 2024 and 2023, cash used in discontinued operations from operating activities of $3,273 and $2,598, respectively, primarily related to the settling of certain liabilities and environmental costs.

Cash and Equivalents and Debt	March 31,	September 30,
	2024	2023
Cash and equivalents	$123,030	$102,889
Notes payables and current portion of long-term debt	8,152	9,625
Long-term debt, net of current maturities	1,577,208	1,459,904
Debt discount/premium and issuance costs	18,194	20,283
Total debt	1,603,554	1,489,812
Debt, net of cash and equivalents	$1,480,524	$1,386,923

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on March 31, 2024 based upon quoted market prices (level 1 inputs). At March 31, 2024, $7,910 of underwriting fees and other expenses incurred remained to be amortized.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.43% at March 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at March 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at March 31, 2024).

At March 31, 2024, under the Revolver, there were $169,500 in outstanding borrowings; outstanding standby letters of credit were $12,962; and $317,538 was available, subject to certain loan covenants, for borrowing at that date.

On January 24, 2022, Griffon amended and restated its Credit Agreement to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a spread of 2.25% (7.70% as of March 31, 2024). The Term Loan B was issued at 99.75% of par value. In connection with this amendment, Griffon capitalized $15,466 of underwriting fees and other expenses incurred, which are being amortized over the term of the loan.
The Term Loan B facility requires nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ending September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed. During 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized a charge of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral as the Revolver on an equal and ratable basis. The fair value of the Term Loan B facility approximated $459,574 on March 31, 2024 based upon quoted market prices (level 1 inputs). At March 31, 2024, $6,378 of underwriting fees and other expenses incurred remained to be amortized. At March 31, 2024, $459,000 of the Term Loan B was outstanding.

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
In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Canadian Bankers Acceptance Rate plus 1.3% per annum (6.30% using CORRA and 6.35% using the Canadian Bankers Acceptance Rate as of March 31, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At March 31, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,039 as of March 31, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.55% at March 31, 2024). At March 31, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,575 as of March 31, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At March 31, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Gross Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 2.8x at March 31, 2024.

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

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $459,000 on March 31, 2024 and Revolver maturing in 2028 with an outstanding balance of $169,500. The Term Loan B accrues interest at the Term SOFR rate plus a credit adjustment spread with a floor of 0.50%, and a current spread of 2.25% (7.70% as of March 31, 2024). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.43% at March 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.22% at March 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at March 31, 2024).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2024, our largest customer, The Home Depot, represented 11% of Griffon’s consolidated revenue, 14% of CPP's revenue and 8% of HBP’s revenue.

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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2024 and September 30, 2023 and for the three and six months ended March 31, 2024 and for the year ended September 30, 2023. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-

guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2024		September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,079,917	$—	$2,190,636
Gross profit	$—	$423,158	$—	$800,477
Income (loss) from operations	$(13,017)	$191,453	$(42,948)	$228,346
Equity in earnings of Guarantor subsidiaries	$125,394	$—	$149,981	$—
Net income (loss)	$(27,557)	$125,394	$(85,770)	$149,981

Summarized Balance Sheet Information

	As of March 31, 2024		As of September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$52,543	$699,098	$51,701	$707,929
Non-current assets	13,860	1,291,593	13,954	1,317,575
Total assets	$66,403	$1,990,691	$65,655	$2,025,504

Current liabilities	$65,537	$234,353	$76,460	$226,532
Long-term debt	1,577,115	71	1,459,952	—
Other liabilities	23,676	237,606	(9,994)	271,985
Total liabilities	$1,666,328	$472,030	$1,526,418	$498,517

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

Griffon's amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have BBSY (Bank Bill Swap Rate) and CORRA (Canadian Overnight Repo Rate Average) (based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, BBSY, or CORRA would not have a material impact on Griffon’s results of operations or liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	478,079	(2)	$60.20	145,227
February 1 - 29, 2024	1,589,766	(3)	$65.22	1,578,197
March 1 - 31, 2024	110,279	(4)	$69.24	80,000
Total	2,178,124		$64.32	1,803,424	$120,158

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. On November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of March 31, 2024, $120,158 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Includes (a) 145,227 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 332,852 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

3.Includes (a) 78,197 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; (b) 11,569 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders; and (c) the purchase, on February 20, 2024, of 1,500,000 shares pursuant to a stock purchase and cooperation agreement executed between the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share under the stock purchase and cooperation agreement was $65.50, for an aggregate purchase price of $98,250.

4.Includes (a) 80,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 30,279 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amendment and Restatement of Employment Agreements and Severance Agreements with Named Executive Officers

Our Compensation Committee undertook a comprehensive review of our employment agreements with Ronald J. Kramer (our Chief Executive Officer and Chairman of the Board) and Robert F. Mehmel (our President and Chief Operating Officer), and our severance arrangements with Brian G. Harris (our Senior Vice President and Chief Financial Officer) and Seth L. Kaplan (our Senior Vice President, General Counsel and Secretary) (collectively, the “NEO Agreements”). Following this review, each NEO Agreement was amended and restated in its entirety. The material changes are summarized below.

The definition of “Change in Control” in each NEO Agreement was amended to align the definition across the NEO Agreements, such that “Change in Control” includes the following events: (i) the acquisition of 30% or more of Griffon’s common stock; (ii) a change in a majority of the current Griffon Board of Directors (the “Incumbent Board”) that is not approved by a majority of the Incumbent Board; (iii) completion of a business combination involving Griffon or a sale of all or substantially all of Griffon’s assets, unless certain conditions are satisfied; or (iv) approval by the stockholders of Griffon of a complete liquidation or dissolution of Griffon. The Griffon Corporation Amended and Restated 2016 Equity Incentive Plan (the “Equity Plan”) was also amended to incorporate the foregoing definition, except that “20%” is used in lieu of “30%” to align with the applicable threshold in the Equity Plan prior to this amendment.

Other material changes to the amended and restated NEO Agreements include: (i) clarifying that “Good Reason” includes any material diminution in status, office, title or reporting requirement, whether or not occurring solely as a result of Griffon ceasing to be a publicly traded entity or a Change in Control; (ii) providing that severance following a Change in Control will not be reduced by a decrease in the executive’s base salary or bonus after a Change in Control; (iii) requiring that any determination of Cause following a Change in Control must be approved by two-thirds of the applicable board of directors, after the executive has had a chance to address the board (with counsel present); and (iv) for the NEO Agreements with Messrs. Mehmel, Harris and Kaplan, removing Griffon’s unilateral right to terminate the NEO Agreement, upon a prescribed period of notice, without payment of severance.

The amended and restated NEO Agreements have also been revised to reflect the current structure of the cash bonus program in which the NEOs participate (the bonus program originally consisted of solely an annual cash bonus but was modified after the original NEO Agreements were in place to be split into an annual cash bonus and a long-term cash bonus), remove irrelevant legacy provisions, and incorporate prior amendments.

The foregoing is only a summary of the changes incorporated into the amended and restated NEO Agreements and the Equity Plan. This summary is qualified in its entirety by the actual amended and restated NEO Agreements and Amendment No. 2 to the Equity Plan, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6	Exhibits

10.1
Stock Purchase and Cooperation Agreement, dated February 20, 2024, by and among Griffon Corporation, Travis W. Cocke, Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P. and four separately managed accounts of which Voss Capital, LLC is the investment manager, the names of which are set forth on Schedule I thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2024 (Commission File No. 1-06620)).

10.2*	Griffon Corporation Director Compensation Program (adopted as of March 20, 2024).

10.3*	Amended and Restated Employment Agreement made as of May 8, 2024 by and between Griffon Corporation and Ronald J. Kramer.

10.4*	Amended and Restated Employment Agreement made as of May 8, 2024 by and between Griffon Corporation and Robert F. Mehmel.

10.5*	Amended and Restated Severance Agreement made as of May 8, 2024 by and between Griffon Corporation and Brian G. Harris.

10.6*	Amended and Restated Severance Agreement made as of May 8, 2024 by and between Griffon Corporation and Seth L. Kaplan.

10.7*
Amendment No. 1 to the Griffon Corporation Amended and Restated 2016 Equity Incentive Plan, dated as of March 20, 2024 (incorporated by reference to Annex B to the Registrant's Proxy Statement relating to the 2024 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 29, 2024 (Commission File No. 001-06620)).

10.8*	Amendment No. 2 to the Griffon Corporation Amended and Restated 2016 Equity Incentive Plan, dated as of May 8, 2024.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 8, 2024