Form 10-Q
period 2024-06-30
GRIFFON CORP
filed 2024-08-07
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

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

The number of shares of common stock outstanding at July 31, 2024 was 49,263,240.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2024	September 30, 2023
CURRENT ASSETS
Cash and equivalents	$133,452	$102,889
Accounts receivable, net of allowances of $11,009 and $11,264	320,385	312,432
Inventories	430,708	507,130
Prepaid and other current assets	65,797	57,139
Assets held for sale	14,747	—
Assets of discontinued operations	1,310	1,001
Total Current Assets	966,399	980,591
PROPERTY, PLANT AND EQUIPMENT, net	274,980	279,218
OPERATING LEASE RIGHT-OF-USE ASSETS	159,865	169,942
GOODWILL	327,864	327,864
INTANGIBLE ASSETS, net	619,867	635,243
OTHER ASSETS	25,115	21,731
ASSETS OF DISCONTINUED OPERATIONS	4,774	4,290
Total Assets	$2,378,864	$2,418,879

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,138	$9,625
Accounts payable	156,564	116,646
Accrued liabilities	185,218	193,098
Current portion of operating lease liabilities	32,572	32,632
Liabilities of discontinued operations	4,216	7,148
Total Current Liabilities	386,708	359,149
LONG-TERM DEBT, net	1,499,211	1,459,904
LONG-TERM OPERATING LEASE LIABILITIES	138,665	147,224
OTHER LIABILITIES	124,969	132,708
LIABILITIES OF DISCONTINUED OPERATIONS	5,801	4,650
Total Liabilities	2,155,354	2,103,635
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	223,510	315,244
Total Liabilities and Shareholders’ Equity	$2,378,864	$2,418,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2024 and 2023
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	42,177	—	—	—	—	42,177
Dividend	—	—	—	(7,825)	—	—	—	—	(7,825)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	221	(11,604)	—	—	(11,604)
Amortization of deferred compensation	—	—	—	—	—	—	—	520	520
Common stock acquired including excise taxes	—	—	—	—	1,634	(70,543)	—	—	(70,543)
Equity awards granted, net	—	—	(3,383)	—	(180)	3,383	—	—	—
ESOP allocation of common stock	—	—	1,550	—	—	—	—	—	1,550
Stock-based compensation	—	—	5,028	—	—	—	—	—	5,028
Other comprehensive income, net of tax	—	—	—	—	—	—	10,475	—	10,475
Balance at December 31, 2023	84,746	$21,187	$665,875	$315,868	33,359	$(656,450)	$(59,535)	$(1,923)	$285,022
Net income	—	—	—	64,143	—	—	—	—	64,143
Dividend	—	—	—	(7,289)	—	—	—	—	(7,289)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	375	(22,722)	—	—	(22,722)
Amortization of deferred compensation	—	—	—	—	—	—	—	586	586
Common stock acquired including excise taxes	—	—	—	—	1,803	(118,964)	—	—	(118,964)
Equity awards granted, net	—	—	(9,492)	—	(428)	9,492	—	—	—
ESOP allocation of common stock	—	—	2,484	—	—	—	—	—	2,484
Stock-based compensation	—	—	3,849	—	—	—	—	—	3,849
SEC filing fees	—	—	(27)	—	—	—	—	—	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,896)	—	(4,896)
Balance at March 31, 2024	84,746	$21,187	$662,689	$372,722	35,109	$(788,644)	$(64,431)	$(1,337)	$202,186
Net income	—	—	—	41,086	—	—	—	—	41,086
Dividend	—	—	—	(7,458)	—	—	—	—	(7,458)
Amortization of deferred compensation	—	—	—	—	—	—	—	553	553
Common stock acquired including excise taxes	—	—	—	—	284	(19,294)	—	—	(19,294)
ESOP allocation of common stock including excise taxes	—	—	2,451	—	—	509	—	—	2,960
Stock-based compensation	—	—	4,699	—	—	—	—	—	4,699
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,222)	—	(1,222)
Balance at June 30, 2024	84,746	$21,187	$669,839	$406,350	35,393	$(807,429)	$(65,653)	$(784)	$223,510

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2024 and 2023
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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$647,814	$683,430	$1,963,847	$2,043,798
Cost of goods and services	398,665	408,806	1,207,392	1,340,857
Gross profit	249,149	274,624	756,455	702,941

Selling, general and administrative expenses	159,810	172,439	469,830	485,460
Intangible asset impairment	—	—	—	100,000
Total operating expenses	159,810	172,439	469,830	585,460

Income from operations	89,339	102,185	286,625	117,481

Other income (expense)
Interest expense	(27,024)	(25,641)	(78,472)	(75,168)
Interest income	769	434	1,830	774
Gain (loss) on sale of buildings	(725)	—	(167)	10,852
Loss from debt extinguishment	(1,700)	—	(1,700)	—
Other, net	350	1,475	1,608	2,375
Total other expense, net	(28,330)	(23,732)	(76,901)	(61,167)

Income before taxes	61,009	78,453	209,724	56,314
Provision for income taxes	19,923	29,248	62,318	20,662
Net income	$41,086	$49,205	$147,406	$35,652

Basic earnings per common share	$0.87	$0.94	$3.08	$0.68

Basic weighted-average shares outstanding	47,034	52,304	47,921	52,640

Diluted earnings per common share	$0.84	$0.90	$2.94	$0.65

Diluted weighted-average shares outstanding	48,851	54,602	50,085	55,087

Dividends paid per common share	$0.15	$2.125	$0.45	$2.325

Net income	$41,086	$49,205	$147,406	$35,652
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(827)	2,309	2,212	14,580
Pension and other post retirement plans	532	747	1,595	2,355
Change in cash flow hedges	(927)	(2,741)	550	(1,788)
Total other comprehensive income (loss), net of taxes	(1,222)	315	4,357	15,147
Comprehensive income, net	$39,864	$49,520	$151,763	$50,799
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,406	$35,652
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	45,150	50,036
Stock-based compensation	19,726	28,587
Intangible asset impairments	—	100,000
Asset impairment charges - restructuring	22,979	59,118
Provision for losses on accounts receivable	874	689
Amortization of debt discounts and issuance costs	3,169	3,068
Loss from debt extinguishment	1,700	—
Deferred income tax benefit	—	(25,744)
Gain on sale of assets and investments	(1,448)	(10,852)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(6,051)	6,236
Decrease in inventories	55,939	84,190
(Increase) decrease in prepaid and other assets	(3,351)	1,887
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	19,454	(36,945)
Other changes, net	2,391	13,081
Net cash provided by operating activities	307,938	309,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(47,849)	(20,183)
Payments related to sale of business	—	(2,568)
Proceeds from the sale of property, plant and equipment	13,572	11,840
Net cash used in investing activities	(34,277)	(10,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(28,770)	(127,372)
Purchase of shares for treasury	(241,501)	(98,350)
Proceeds from long-term debt	179,500	102,558
Payments of long-term debt	(146,727)	(139,244)
Financing costs	(907)	—
Other, net	(307)	(152)
Net cash used in financing activities	(238,712)	(262,560)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(3,707)	(2,799)

Net cash used in discontinued operations	(3,707)	(2,799)
Effect of exchange rate changes on cash and equivalents	(679)	(1,127)
NET INCREASE IN CASH AND EQUIVALENTS	30,563	31,606
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	102,889	120,184
CASH AND EQUIVALENTS AT END OF PERIOD	$133,452	$151,790

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for credit losses and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, assumptions associated with pension benefit obligations and income or

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumptions associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

On June 30, 2024, the fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $940,658 and $459,000, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,794 at June 30, 2024 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets and $634 is included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2024, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At June 30, 2024, Griffon had $18,500 of Australian Dollar contracts at a weighted average rate of $1.47 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $424 ($297, net of tax) at June 30, 2024. Upon settlement, gains of $501 and $811 were recorded in COGS during the three months and nine months ended June 30, 2024. All contracts expire in 30 to 90 days.

At June 30, 2024, Griffon had $30,000 of Chinese Yuan contracts at a weighted average rate of $7.10 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred losses of $625 ($457, net of tax) at June 30, 2024. Upon settlement, losses of $571 and $1,771 were recorded in COGS during the three months and nine months ended June 30, 2024. All contracts expire in 3 to 274 days.

At June 30, 2024, Griffon had $9,595 of Canadian Dollar contracts at a weighted average rate of $1.36. The contracts, which protect Canadian operations from currency fluctuations for U.S. Dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2024, fair value gains (losses) of $31 and $(34), respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $53 and $79 were recorded in Other income during the three months and nine months ended June 30, 2024 for all settled contracts. All contracts expire in 30 to 449 days.

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
NOTE 4 – ACQUISITIONS

Griffon continually evaluates potential acquisitions that strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Operating results of business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") acquired substantially all of the assets of Pope, a leading Australian provider of residential watering products for approximately AUD 22,000 (approximately $14,600 USD). This is CPP's seventh acquisition in Australia since 2013, and further expands AMES’s product portfolio in the Australian market. Due to the limited time since the date of the acquisition, the purchase price allocation remains preliminary.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At June 30, 2024	At September 30, 2023
Raw materials and supplies	$91,620	$127,342
Work in process	14,876	12,070
Finished goods	324,212	367,718
Total	$430,708	$507,130

In connection with the Company's restructuring activities described in Note 17, Restructuring Charges, during the nine months ended June 30, 2024, CPP recorded an impairment charge of $22,979 to adjust inventory to its net realizable value.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2024	At September 30, 2023
Land, building and building improvements	$144,934	$169,923
Machinery and equipment	466,163	447,972
Leasehold improvements	35,413	33,740
	646,510	651,635
Accumulated depreciation	(371,530)	(372,417)
Total	$274,980	$279,218

Depreciation and amortization expense for property, plant and equipment was $9,389 and $10,000 for the quarters ended June 30, 2024 and 2023, respectively, and $28,155 and $33,090 for the nine months ended June 30, 2024 and 2023, respectively. Depreciation included in Selling, general and administrative ("SG&A") expenses was $4,124 and $4,404 for the quarters ended June 30, 2024 and 2023, respectively, and $12,218 and $13,289 for the nine months ended June 30, 2024 and 2023, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of June 30, 2024. The net book value of these properties as of June 30, 2024 totaled $14,747.
Except as described in Note 17, Restructuring charges, no event or indicator of impairment occurred during the nine months ended June 30, 2024 which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for doubtful accounts, including provisions for expected credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Nine months ended June 30,
	2024	2023
Beginning Balance, October 1	$11,264	$12,137
Provision for expected credit losses	874	2,732
Amounts written off charged against the allowance	(1,155)	(1,916)
Other, primarily foreign currency translation	26	(437)
Ending Balance, June 30	$11,009	$12,516

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the nine months ended June 30, 2024. The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2023 and June 30, 2024, as follows:

Home and Building Products	$191,253
Consumer and Professional Products	136,611
Total	$327,864

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2024			At September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$447,339	$129,841	23	$443,164	$113,057
Technology and patents	16,890	4,705	13	15,504	3,815
Total amortizable intangible assets	464,229	134,546		458,668	116,872
Trademarks	290,184	—		293,447	—
Total intangible assets	$754,413	$134,546		$752,115	$116,872

The gross carrying amount of intangible assets was impacted by $624 related to favorable foreign currency translation.

Amortization expense for intangible assets was $5,858 and $5,669 for the quarters ended June 30, 2024 and 2023, respectively, and $16,995 and $16,946 for the nine months ended June 30, 2024 and 2023, respectively. Amortization expense for the remainder of 2024 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2024 - $5,179; 2025 - $22,174; 2026 - $22,174; 2027 - $22,174; 2028 - $22,174; 2029 - $21,353; thereafter $214,455.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended June 30, 2024, the Company recognized a tax provision of $19,923 on income before taxes of $61,009, compared to a tax provision of $29,248 on income before taxes of $78,453 in the prior year quarter. The current year quarter results included restructuring charges of $18,688 ($13,991, net of tax); strategic review costs - retention and other of $1,870 ($1,390, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of buildings of $725 ($520, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,247. The prior year quarter results included strategic review costs - retention and other of $5,812 ($4,378, net of tax); restructuring charges of $3,862 ($2,831, net of tax); special dividend Employee Stock Ownership Plan ("ESOP") charges of $9,042 ($6,936, net of tax); proxy expenses of $568 ($435, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $6,519. Excluding these items, the effective tax rates for the quarters ended June 30, 2024 and 2023 were 27.9% and 28.1%, respectively.

During the nine months ended June 30, 2024, the Company recognized a tax provision of $62,318 on income before taxes of $209,724, compared to a tax provision of $20,662 on income before taxes of $56,314 in the comparable prior year period. The nine month period ended June 30, 2024 included restructuring charges of $33,489 ($24,973, net of tax); strategic review - retention and other of $9,204 ($6,887, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of buildings of $167 ($105, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,640. The nine month period ended June 30, 2023 included a gain on the sale of a building of $10,852 ($8,323, net of tax); strategic review costs - retention and other of $20,234 ($15,258, net of tax); restructuring charges of $82,196 ($61,360, net of tax); special dividend ESOP charges of $9,042 ($6,936, net of tax), intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $2,685 ($2,059, net of tax); and discrete tax and certain other tax benefits, net, that affect comparability of $2,537. Excluding these items, the effective tax rates for the nine months ended June 30, 2024 and 2023 were 27.9% and 28.9%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

		At June 30, 2024					At September 30, 2023
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$181	(7,405)	$967,551	5.75%	$974,775	$218	$(8,920)	$966,073	5.75%
Term Loan B due 2029	(b)	459,000	(633)	(5,733)	452,634	Variable	463,000	(922)	(7,039)	455,039	Variable
Revolver due 2028	(b)	90,000	—	(3,046)	86,954	Variable	50,445	—	(3,606)	46,839	Variable
Non US lines of credit	(d)	—	—	(6)	(6)	Variable	—	—	(3)	(3)	Variable
Other long term debt	(e)	237	—	(21)	216	Variable	1,592	—	(11)	1,581	Variable
Totals		1,524,012	(452)	(16,211)	1,507,349		1,489,812	(704)	(19,579)	1,469,529
less: Current portion		(8,138)	—	—	(8,138)		(9,625)	—	—	(9,625)
Long-term debt		$1,515,874	$(452)	$(16,211)	$1,499,211		$1,480,187	$(704)	$(19,579)	$1,459,904

		Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,013	$(12)	$505	$14,506	6.0%	$14,013	$(12)	$505	$14,506
Term Loan B due 2029	(b)	8.2%	9,070	43	331	9,444	7.8%	9,208	43	351	9,602
Revolver due 2028	(b)	Variable	3,114	—	186	3,300	Variable	905	—	123	1,028
Finance lease - real estate	(c)	n/a	—	—	—	—	5.6%	168	—	—	168
Non US lines of credit	(d)	Variable	19	—	3	22	Variable	259	—	12	271
Other long term debt	(e)	Variable	61	—	—	61	Variable	104	—	—	104
Capitalized interest			(309)	—	—	(309)		(38)	—	—	(38)
Totals			$25,968	$31	$1,025	$27,024		$24,619	$31	$991	$25,641

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Nine Months Ended June 30, 2024					Nine Months Ended June 30, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$42,037	$(36)	$1,515	$43,516	6.0%	$42,037	$(36)	$1,515	$43,516
Term Loan B due 2029	(b)	8.2%	27,314	128	992	28,434	7.3%	25,753	129	1,054	26,936
Revolver due 2028	(b)	Variable	6,253	—	559	6,812	Variable	2,922	—	368	3,290
Finance lease - real estate	(c)	n/a	—	—	—	—	5.6%	520	—	—	520
Non US lines of credit	(d)	Variable	33	—	11	44	Variable	619	—	37	656
Other long term debt	(e)	Variable	478	—	1	479	Variable	298	—	1	299
Capitalized interest			(813)	—	—	(813)		(49)	—	—	(49)
Totals			$75,302	$92	$3,078	$78,472		$72,100	$93	$2,975	$75,168

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $940,658 on June 30, 2024 based upon quoted market prices (Level 1 inputs). At June 30, 2024, $7,405 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of unamortized debt issuance costs of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of June 30, 2024, the Term Loan B outstanding balance was $459,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. Furthermore, the amendment stipulates that if Griffon prepays all or a portion of the Term Loan B within six months of the amendment date, Griffon will be required to pay a premium equal to 1% of the amount prepaid. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At June 30, 2024, unamortized costs of $5,733 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

Prior to the amendment, the Term Loan B bore interest at the Term SOFR rate plus a credit spread adjustment with a floor of 0.50% and a spread of 2.50%. Effective June 26, 2024 the Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (7.59% as of June 30, 2024).
The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ended September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed, subject to a prepayment premium of 1.0% in connection with the above repricing transaction within the six months following the closing date of June 26, 2024. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $459,000 on June 30, 2024 based upon quoted market prices (Level 1 inputs).

On August 1, 2023, Griffon amended and restated the Credit Agreement to increase the maximum borrowing availability under the Revolver from $400,000 to $500,000 and extend the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver also includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.44% at June 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.23% at June 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at June 30, 2024).

At June 30, 2024 there were $90,000 in outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,935; and $397,065 was available, subject to certain loan covenants, for borrowing at that date.

The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors.

(c)    On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. The remaining lease liability balance relates to finance equipment leases. Refer to Note 21-Leases for further details.
(d)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Canadian Bankers Acceptance Rate plus 1.3% per annum (6.04% using CORRA and 6.02% using the Canadian Bankers Acceptance Rate as of June 30, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At June 30, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($10,955 as of June 30, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.56% at June 30, 2024). At June 30, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,965 as of June 30, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

At June 30, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the nine months ended June 30, 2024, the Company paid three quarterly cash dividends of $0.15 per share each. During the nine months ended June 30, 2023, the Company paid three quarterly cash dividends consisting of two cash dividends of $0.10 per share and one cash dividend of $0.125 per share. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

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

On August 6, 2024 the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on September 19, 2024 to shareholders of record as of the close of business on August 28, 2024.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of June 30, 2024, there were 2,377,532 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Restricted stock	$4,699	$5,106	$13,576	$15,940
ESOP (1)	2,353	10,146	6,150	12,647
Total stock-based compensation	$7,052	$15,252	$19,726	$28,587
________________________
(1) During both the quarter and nine months ended June 30, 2023, special dividend ESOP charges included in compensation expense were $9,042.

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

During the second quarter of 2024, Griffon granted 403,997 shares of restricted stock and RSUs. This includes 387,222 shares of restricted stock granted to four senior executives with a vesting period of thirty-three months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 64,539 to a maximum of 387,222, with the target number of shares being 129,074. The total fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,181, or a weighted average fair value of $94.37 per share. This also includes 16,775 shares of restricted stock granted to non-employee directors of Griffon with a vesting period of one-year and a fair value of $1,210, or a weighted average fair value of $72.13 per share. During the third quarter of 2024, there were no shares of restricted stock or RSUs granted. During the nine months ended June 30, 2024, 570,269 shares granted were issued out of treasury stock.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused Board authorizations of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and nine months ended June 30, 2024 totaled 283,479 shares and 3,721,357 shares of common stock, respectively, for a total of $19,080 and $206,104, respectively, or an average of $67.31 per share and $55.38 per share, respectively. The share repurchases during the nine months ended June 30, 2024 include the repurchase of 1,500,000 shares of common shares by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250. As of June 30, 2024, $101,078 remains under these Board authorized repurchase programs.

During the three months ended June 30, 2024, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2024, 595,929 shares of common stock with a market value of $34,326, or $57.60 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter ended June 30, 2024, accrued excise taxes of $486 were reversed to adjust for a benefit on ESOP contributions, partially offset by $191 accrued for share repurchases, resulting in a net benefit of $295 in the quarter. During the nine months ended June 30, 2024, $1,116, was accrued for excise taxes for share repurchases. As of June 30, 2024, $2,417 was accrued for excise taxes for share repurchases.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Common shares outstanding	49,354	54,663	49,354	54,663
Unallocated ESOP shares	(107)	(565)	(107)	(565)
Non-vested restricted stock	(2,337)	(3,113)	(2,337)	(3,113)
Impact of weighted average shares	124	1,319	1,011	1,655
Weighted average shares outstanding - basic	47,034	52,304	47,921	52,640
Incremental shares from stock-based compensation	1,817	2,298	2,164	2,447
Weighted average shares outstanding - diluted	48,851	54,602	50,085	55,087

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2024	2023	2024	2023
Home and Building Products	$394,214	$401,142	$1,182,067	$1,194,374
Consumer and Professional Products	253,600	282,288	781,780	849,424
Total revenue	$647,814	$683,430	$1,963,847	$2,043,798

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Residential repair and remodel	$190,874	$186,554	$565,944	$562,433
Commercial	170,236	179,054	517,969	524,811
Residential new construction	33,104	35,534	98,154	107,130
Total Home and Building Products	394,214	401,142	1,182,067	1,194,374
Residential repair and remodel	92,312	107,276	265,420	292,385
Retail	49,978	63,560	192,767	229,960
Residential new construction	14,998	12,600	42,679	36,785
Industrial	19,534	22,204	50,683	58,380
International excluding North America	76,778	76,648	230,231	231,914
Total Consumer and Professional Products	253,600	282,288	781,780	849,424
Total Consolidated Revenue	$647,814	$683,430	$1,963,847	$2,043,798

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30,
	2024			2023
	HBP	CPP	Total	HBP	CPP	Total
United States	$376,616	$162,516	$539,132	$382,295	$195,132	$577,427
Europe	3	19,342	19,345	—	19,792	19,792
Canada	14,741	12,998	27,739	16,576	12,955	29,531
Australia	—	52,706	52,706	—	49,548	49,548
All other countries	2,854	6,038	8,892	2,271	4,861	7,132
Consolidated revenue	$394,214	$253,600	$647,814	$401,142	$282,288	$683,430

	For the Nine Months Ended June 30,
	2024			2023
	HBP	CPP	Total	HBP	CPP	Total
United States	$1,131,570	$496,830	$1,628,400	$1,139,936	$561,184	$1,701,120
Europe	112	42,940	43,052	16	43,558	43,574
Canada	43,922	50,389	94,311	47,337	57,641	104,978
Australia	—	174,607	174,607	—	172,350	172,350
All other countries	6,463	17,014	23,477	7,085	14,691	21,776
Consolidated revenue	$1,182,067	$781,780	$1,963,847	$1,194,374	$849,424	$2,043,798

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which are defined as income before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment and adjusted EBITDA to income before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Segment adjusted EBITDA:
Home and Building Products	$118,516	$134,330	$372,159	$390,346
Consumer and Professional Products	22,263	18,265	47,923	36,091
Segment adjusted EBITDA	140,779	152,595	420,082	426,437
Unallocated amounts, excluding depreciation *	(15,285)	(13,982)	(44,006)	(42,388)
Adjusted EBITDA	125,494	138,613	376,076	384,049
Net interest expense	(26,255)	(25,207)	(76,642)	(74,394)
Depreciation and amortization	(15,247)	(15,669)	(45,150)	(50,036)
Loss from debt extinguishment	(1,700)	—	(1,700)	—
Restructuring charges	(18,688)	(3,862)	(33,489)	(82,196)
Gain (loss) on sale of buildings	(725)	—	(167)	10,852
Strategic review - retention and other	(1,870)	(5,812)	(9,204)	(20,234)
Proxy expenses	—	(568)	—	(2,685)
Intangible asset impairment	—	—	—	(100,000)
Special dividend ESOP charges	—	(9,042)	—	(9,042)
Income before taxes	$61,009	$78,453	$209,724	$56,314
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2024	2023	2024	2023
Segment:
Home and Building Products	$3,883	$3,868	$11,288	$11,525
Consumer and Professional Products	11,225	11,661	33,453	38,091
Total segment depreciation and amortization	15,108	15,529	44,741	49,616
Corporate	139	140	409	420
Total consolidated depreciation and amortization	$15,247	$15,669	$45,150	$50,036

	For the Three Months Ended June 30,		For the For the Nine Months Ended June 30,
	2024	2023	2024	2023

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$8,533	$4,620	$31,566	$10,293
Consumer and Professional Products	5,944	3,726	16,061	9,858
Total segment	14,477	8,346	47,627	20,151
Corporate	83	—	222	32
Total consolidated capital expenditures	$14,560	$8,346	$47,849	$20,183

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At June 30, 2024	At September 30, 2023
Segment assets:
Home and Building Products	$728,213	$703,661
Consumer and Professional Products(1)	1,489,435	1,579,588
Total segment assets	2,217,648	2,283,249
Corporate	155,132	130,339
Total assets	2,372,780	2,413,588
Discontinued operations	6,084	5,291
Consolidated total	$2,378,864	$2,418,879

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of June 30, 2024. The net book value of these properties as of June 30, 2024 totaled $14,747.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$1,889	$1,826	$5,666	$5,477
Expected return on plan assets	(2,543)	(2,553)	(7,629)	(7,660)
Amortization:
Recognized actuarial loss	688	944	2,066	2,833
Net periodic expense	$34	$217	$103	$650

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTE 16 – DISCONTINUED OPERATIONS

At June 30, 2024 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $10,017 and $11,798, respectively. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2024	At September 30, 2023
Assets of discontinued operations:
Prepaid and other current assets	$1,310	$1,001
Other long-term assets	4,774	4,290
Total assets of discontinued operations	$6,084	$5,291

Liabilities of discontinued operations:
Accrued liabilities, current	$4,216	$7,148
Other long-term liabilities	5,801	4,650
Total liabilities of discontinued operations	$10,017	$11,798

There was no reported revenues or costs in the nine months ended June 30, 2024 and 2023 for discontinued operations.

NOTE 17 – RESTRUCTURING CHARGES

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

The global sourcing strategy expansion is expected to be complete by the end of calendar 2024. By that time, CPP expects to have reduced its facility footprint by approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and its headcount by approximately 600. Manufacturing Operations have ceased at all affected sites: Camp Hill and Harrisburg, PA; Fairfield, IA; Grantsville, MD; and four wood mills. The closed locations, which have a total net book value of $14,747, have met the held for sale criteria and have been classified as such on our Condensed Consolidated Balance Sheet as of June 30, 2024.

Implementation of this strategy over the duration of the project will result in charges approximating $130,000, which now includes approximately $46,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and approximately $84,000 of non-cash charges primarily related to asset write-downs. Capital investment of approximately $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

In the quarter ended June 30, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $18,688, comprised of cash charges totaling $4,191 and non-cash, asset-related charges of $14,497. The cash charges included $709 for one-time termination benefits and other personnel-related costs and $3,482 for facility exit costs. Non-cash charges related to $14,497 recorded to adjust inventory to net realizable value. In the nine months ended June 30, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $33,489, comprised of cash charges totaling $10,510 and non-cash, asset-related charges totaling $22,979. The cash charges included $3,038 for one-time termination benefits and other personnel-related costs and $7,472 for facility exit costs. Non-cash charges related to $22,979 recorded to adjust inventory to net realizable value.

In the quarter and nine months ended June 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $3,862 and $82,196, respectively. During the quarter ended June 30, 2023, cash charges totaled $3,862 which included $2,234 for one-time termination benefits and other personnel-related costs and $1,628 for facility exit costs. During the nine months ended June 30, 2023, cash charges totaled $23,078 and non-cash, asset-related charges totaled $59,118; the cash charges included $10,284 for one-time termination benefits and other personnel-related costs and $12,794 for facility exit costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 to adjust inventory to net realizable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of goods and services	$15,744	$1,777	$28,724	$76,422
Selling, general and administrative expenses	2,944	2,085	4,765	5,774
Total restructuring charges	$18,688	$3,862	$33,489	$82,196

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Personnel related costs	$709	$2,234	$3,038	$10,284
Facilities, exit costs and other	3,482	1,628	7,472	12,794
Non-cash facility and other	14,497	—	22,979	59,118
Total	$18,688	$3,862	$33,489	$82,196

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the nine months ended June 30, 2024 and 2023:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Q1 Restructuring charges	1,847	2,071	8,482	12,400
Q1 Cash payments	(7,215)	(3,362)	—	(10,577)
Q1 Non-cash charges	—	—	(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999
Q2 Restructuring charges	482	1,919	—	2,401
Q2 Cash payments	(608)	(1,919)	—	(2,527)
Accrued liability at March 31, 2024	$8,613	$4,260	$—	$12,873
Q3 Restructuring charges	709	3,482	14,497	18,688
Q3 Cash payments	(2,671)	(4,345)	—	(7,016)
Q3 Non-cash charges	—	—	(14,497)	(14,497)
Accrued liability at June 30, 2024	$6,651	$3,397	$—	$10,048

___________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to net realizable value.

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs (2)	Total
Accrued liability at September 30, 2022	$386	$264	$—	$650
Q1 Cash payments	(74)	(93)	—	(167)
Accrued liability at December 31, 2022	$312	$171	$—	$483
Q2 Restructuring charges	8,050	11,166	59,118	78,334
Q2 Cash payments	(244)	(1,883)	—	(2,127)
Q2 Non-cash charges	—	—	(59,118)	(59,118)
Accrued liability at March 31, 2023	$8,118	$9,454	$—	$17,572
Q3 Restructuring charges	2,234	1,628	—	3,862
Q3 Cash payments	(579)	(4,245)	—	(4,824)
Accrued liability at June 30, 2023	$9,773	$6,837	$—	$16,610

______________________
(2) Non-cash charges in Facility and Other Costs represent the non-cash impairment charges related to certain fixed assets at several manufacturing sites and to adjust inventory to net realizable value.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2024 and 2023, Other income (expense) of $350 and $1,475, respectively, includes ($120) and $590, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $34 and $217, respectively, and net investment income of $10 and $336, respectively. Other income (expense) also includes royalty income of $549 and $438 for the three months ended June 30, 2024 and 2023, respectively.

For the nine months ended June 30, 2024 and 2023, Other income (expense) of $1,608 and $2,375, respectively, includes $72 and $492, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $103 and $650, respectively, as well as $95 and $444, respectively, of net investment income. Other income (expense) also includes royalty income of $1,649 and $1,463 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 19 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $14,414 as of June 30, 2024 and $20,781 as of September 30, 2023. The long-term warranty liability was $1,239 at both June 30, 2024 and September 30, 2023.

Changes in Griffon’s warranty liability for the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$14,903	$21,341	$20,781	$18,026
Warranties issued and changes in estimated pre-existing warranties	7,716	4,999	17,760	16,079
Actual warranty costs incurred	(6,966)	(3,402)	(22,888)	(11,167)
Balance, end of period	$15,653	$22,938	$15,653	$22,938

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,
	2024			2023

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(827)	$—	$(827)	$2,309	$—	$2,309
Pension and other defined benefit plans	673	(141)	532	943	(196)	747
Cash flow hedges	(1,324)	397	(927)	(3,916)	1,175	(2,741)
Total other comprehensive income (loss)	$(1,478)	$256	$(1,222)	$(664)	$979	$315

	For the Nine Months Ended June 30,
	2024			2023
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,212	$—	$2,212	$14,580	$—	$14,580
Pension and other defined benefit plans	2,018	(423)	1,595	2,972	(617)	2,355
Cash flow hedges	786	(236)	550	(2,555)	767	(1,788)
Total other comprehensive income (loss)	$5,016	$(659)	$4,357	$14,997	$150	$15,147

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2024	At September 30, 2023
Foreign currency translation adjustments	$(46,511)	$(48,723)
Pension and other defined benefit plans	(19,070)	(20,665)
Cash flow hedges	(72)	(622)
Total	$(65,653)	$(70,010)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2024	2023	2024	2023
Pension amortization	$(688)	$(944)	$(2,066)	$(2,833)
Cash flow hedges	(69)	641	(960)	1,654
Total gain (loss) before tax	$(757)	$(303)	$(3,026)	$(1,179)
Tax benefit	159	64	635	248
Net of tax	$(598)	$(239)	$(2,391)	$(931)

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Fixed	$11,555	$11,512	$34,992	$34,179
Variable (a), (b)	2,472	2,067	7,382	8,085
Short-term (b)	808	2,201	3,470	6,249
Total	$14,835	$15,780	$45,844	$48,513
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Nine Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,361	$30,163
Financing cash flows from finance leases	239	1,673
Total	$34,600	$31,836

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	June 30, 2024	September 30, 2023
Operating Leases:
Right of use assets:
Operating right-of-use assets	$159,865	$169,942

Lease Liabilities:
Current portion of operating lease liabilities	$32,572	$32,632
Long-term operating lease liabilities	138,665	147,224
Total operating lease liabilities	$171,237	$179,856

Finance Leases:
Property, plant and equipment, net(1)	$663	$994

Lease Liabilities:
Notes payable and current portion of long-term debt	$138	$280
Long-term debt, net	96	184
Total financing lease liabilities	$234	$464

(1) Finance lease assets are recorded net of accumulated depreciation of $1,466 and $6,769 as of June 30, 2024 and September 30, 2023, respectively.

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

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024(a)	$11,001	$51
2025	40,196	124
2026	31,067	66
2027	26,275	5
2028	20,969	—
2029	16,353	—
Thereafter	69,103	—
Total lease payments	$214,964	$246
Less: Imputed Interest	(43,727)	(12)
Present value of lease liabilities	$171,237	$234
(a) Excluding the nine months ended June 30, 2024.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at June 30, 2024 were as follows:

Weighted-average remaining lease term (years):
Operating leases	7.4
Finance Leases	3.0

Weighted-average discount rate:
Operating Leases	6.14%
Finance Leases	6.11%

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed in 2025.

Lightron has not engaged in any operations for over three decades. ISCP functioned solely as a real estate holding company and has not held any real property for over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site. Lightron and ISCP are being defended by an insurance company, subject to a reservation of rights, and this insurer is paying the costs of the RI.

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

It is unknown whether the EPA will add the Memphis Site to the National Priorities List, whether a site investigation will reveal contamination and, if there is contamination, the extent of any such contamination. However, given that certain PCB work was not completed in the past and the TDEC’s stated intent for the EPA to perform an investigation (and the statement by the TDEC that it will perform the investigation if the EPA will not), liability is probable in this matter. There are other potentially responsible parties for this site, including a former owner of Hunter; Hunter has notified such former owner of this matter.

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

Implementation of this strategy over the duration of the project will result in charges approximating $130,000, which now includes approximately $46,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and approximately $84,000 of non-cash charges primarily related to asset write-downs. Capital investment of approximately $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition.

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

OVERVIEW

Revenue for the quarter ended June 30, 2024 was $647,814 compared to $683,430 in the prior year quarter, a decrease of $35,616 or 5%, driven by decreased revenue of 2% and 10% at HBP and CPP, respectively. Net income was $41,086 or $0.84 per share, compared to $49,205, or $0.90 per share, in the prior year quarter.

The current year quarter results from operations included the following:

– Restructuring charges of $18,688 ($13,991, net of tax, or $0.29 per share);
–    Loss on sale of buildings of $725 ($520, net of tax, or $0.01 per share);
–    Loss on debt extinguishment of $1,700 ($1,292, net of tax, or $0.03 per share);
–    Strategic review - retention and other of $1,870 ($1,390, net of tax, or $0.03 per share); and
– Discrete and certain other tax provisions, net, of $2,247 or $0.05 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $3,862 ($2,831, net of tax, or $0.05 per share);
–    Strategic review - retention and other of $5,812 ($4,378, net of tax, or $0.08 per share);
– Special dividend Employee Stock Ownership Plan ("ESOP") charges of $9,042 ($6,936, net of tax, or $0.13 per share);
–    Proxy expenses of $568 ($435, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $6,519 or $0.12 per share.

Excluding these items from the respective quarterly results, net income would have been $60,526, or $1.24 per share in the three months ended June 30, 2024 compared to $70,304, or $1.29 per share, in the prior year quarter.

Revenue for the nine months ended June 30, 2024 was $1,963,847 compared to $2,043,798 in the prior year period, a decrease of $79,951 or 4% driven by decreased revenue of 1% and 8% at HBP and CPP, respectively. Net income was $147,406 or $2.94 per share, compared to net income of $35,652, or $0.65 per share, in the prior year period.

The current year-to-date results from operations included the following:

– Restructuring charges of $33,489 ($24,973, net of tax, or $0.50 per share);
–    Loss on sale of buildings of $167 ($105, net of tax, or $0.00 per share);
–    Loss on debt extinguishment of $1,700 ($1,292, net of tax, or $0.03 per share);
–    Strategic review - retention and other of $9,204 ($6,887, net of tax, or $0.14 per share); and
– Discrete and certain other tax provisions, net, of $2,640 or $0.05 per share.

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

Excluding these items from the respective periods, net income would have been $183,303, or $3.66 per share in the nine months ended June 30, 2024 compared to $184,661, or $3.35 per share, in the prior year period.

Griffon evaluates performance based on adjusted net income and the related adjusted earnings per share, which are non-GAAP measures that exclude restructuring charges, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of net income from operations to adjusted net income and earnings per share to adjusted earnings per share:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)

Net income	$41,086	$49,205	$147,406	$35,652

Adjusting items:
Restructuring charges(1)	18,688	3,862	33,489	82,196
Intangible asset impairment	—	—	—	100,000
(Gain) loss on sale of buildings	725	—	167	(10,852)
Loss from debt extinguishment	1,700	—	1,700	—
Special dividend ESOP charges	—	9,042	—	9,042
Strategic review - retention and other	1,870	5,812	9,204	20,234
Proxy expenses	—	568	—	2,685
Tax impact of above items(2)	(5,790)	(4,704)	(11,303)	(51,759)
Discrete and certain other tax provisions (benefits), net(3)	2,247	6,519	2,640	(2,537)

Adjusted net income	$60,526	$70,304	$183,303	$184,661

Earnings per common share	$0.84	$0.90	$2.94	$0.65

Adjusting items, net of tax:
Restructuring charges(1)	0.29	0.05	0.50	1.11
Intangible asset impairment	—	—	—	1.35
(Gain) loss on sale of buildings	0.01	—	—	(0.15)
Loss from debt extinguishment	0.03	—	0.03	—
Special dividend ESOP charges	—	0.13	—	0.13
Strategic review - retention and other	0.03	0.08	0.14	0.28
Proxy expenses	—	0.01	—	0.04
Discrete and certain other tax provisions (benefits), net(3)	0.05	0.12	0.05	(0.05)

Adjusted earnings per common share	$1.24	$1.29	$3.66	$3.35

Diluted weighted-average shares outstanding (in thousands)	48,851	54,602	50,085	55,087

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three months ended June 30, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion, of which $15,744 and $1,777, respectively, is included in Cost of goods and services and $2,944 and $2,085, respectively, is included in SG&A in the Company's Condensed Consolidated Statement of Operations. For the nine months ended June 30, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion, of which $28,724 and $76,422, respectively, are included in Cost of goods and services and $4,765 and $5,774, respectively, are included in SG&A in the Company's Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

Three and Nine Months ended June 30, 2024 and 2023

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

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2024		2023		2024		2023
Residential	$223,978		$222,088		$664,098		$669,563
Commercial	170,236		179,054		517,969		524,811
Total Revenue	$394,214		$401,142		$1,182,067		$1,194,374
Adjusted EBITDA	$118,516	30.1%	$134,330	33.5%	$372,159	31.5%	$390,346	32.7%
Depreciation and amortization	$3,883		$3,868		$11,288		$11,525

For the quarter ended June 30, 2024, HBP revenue decreased $6,928 or 2% from the prior year quarter due to unfavorable product mix with increased residential volume being offset by decreased commercial volume.

For the quarter ended June 30, 2024, adjusted EBITDA of $118,516 decreased $15,814 or 12%, compared to $134,330 in the prior year quarter resulting from the decreased revenue noted above and increased material, labor and distribution costs.

For the nine months ended June 30, 2024, revenue decreased $12,307 or 1%, compared to the prior year period, driven by decreased volume of 1% reflecting decreased commercial volume, partially offset by increased residential volume.

For the nine months ended June 30, 2024, adjusted EBITDA of $372,159 decreased $18,187, or 5%, compared to $390,346 in the prior year period resulted from the decreased revenue noted above, as well as increased labor and distribution costs.

For the quarter ended June 30, 2024, segment depreciation and amortization remained consistent with the prior year quarter. For the nine months ended June 30, 2024, segment depreciation and amortization decreased $237 compared to the prior year period due to fully depreciated assets.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2024		2023		2024		2023
United States	$162,516		$195,132		$496,830		$561,184
Europe	19,342		19,792		42,940		43,558
Canada	12,998		12,955		50,389		57,641
Australia	52,706		49,548		174,607		172,350
All other countries	6,038		4,861		17,014		14,691
Total Revenue	$253,600		$282,288		$781,780		$849,424
Adjusted EBITDA	$22,263	8.8%	$18,265	6.5%	47,923	6.1%	36,091	4.2%
Depreciation and amortization	$11,225		$11,661		$33,453		$38,091

For the quarter ended June 30, 2024, revenue decreased $28,688, or 10%, compared to the prior year quarter primarily due to decreased volume driven by reduced consumer demand in North America, partially offset by increased volume in Australia.

For the quarter ended June 30, 2024, adjusted EBITDA of $22,263 increased $3,998 or 22% compared to $18,265 in the prior year quarter. The variance to the prior year quarter was primarily due to improved North American production costs and decreased discretionary spending, partially offset by the unfavorable impact of the reduced volume noted above.

For the nine months ended June 30, 2024, revenue decreased $67,644, or 8%, compared to the prior year period primarily due to decreased volume driven by reduced consumer demand in North America and the U.K., partially offset by increased volume in Australia.

For the nine months ended June 30, 2024, adjusted EBITDA of $47,923 increased $11,832 or 33% compared to $36,091 in the prior year period primarily due to improved margins in Australia and reduced U.S. production costs, as well as decreased discretionary spending, partially offset by the unfavorable impact of the reduced volume noted above.

For the quarter and nine months ended June 30, 2024, segment depreciation and amortization decreased $436 and $4,638, respectively, compared to the prior year period, primarily related to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with restructuring activities.

On July 1, 2024 Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its brand by substantially acquiring all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for approximately AUD 22,000 (approximately $14,600). This is CPP's seventh acquisition in Australia since 2013, and further expands AMES’s product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after the acquisition.

CPP Global Sourcing Strategy Expansion and Restructuring Charges

In response to changing market conditions, Griffon announced in May 2023 that CPP is expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S market.

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

Implementation of this strategy over the duration of the project will result in charges approximating $130,000, which now includes approximately $46,000 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and approximately $84,000 of non-cash charges primarily related to asset write-downs. Capital investment of approximately $5,000 will also be required. These costs exclude cash proceeds from the sale of real estate and equipment, which are expected to largely offset the cash charges, and also exclude inefficiencies due to duplicative labor costs and absorption impacts during transition.

In the nine months ended June 30, 2024, CPP incurred pre-tax restructuring charges of $33,489 consisting of cash charges of $10,510 and non-cash, asset related charges of $22,979 to adjust inventory to net realizable value. The cash charges included $3,038 for one-time termination benefits and other personnel-related costs and $7,472 for facility exit and other related costs. Since inception, cash charges totaled $44,046 and non-cash, asset-related charges totaled $81,911; the cash charges included $19,810 for one-time termination benefits and other personnel-related costs and $24,236 for facility exit and other related costs. Non-cash charges of $81,911 included $22,018 of impairment charges related to certain fixed assets at several manufacturing locations and $59,893 to adjust inventory to net realizable value. Capital investments of $2,400 mainly consists of expansion of the manufacturing capacity in Ocala, Florida and tooling and molds at offshore vendors required to support the global sourcing strategy.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Anticipated Charges	$20,000	$26,000	$84,000	$130,000	$5,000
Total 2023 restructuring charges	(16,772)	(16,764)	(58,932)	(92,468)	—
Q1 FY2024 Activity	(1,847)	(2,071)	(8,482)	(12,400)	—
Q2 FY2024 Activity	(482)	(1,919)	—	(2,401)	$—
Q3 FY2024 Activity	$(709)	$(3,482)	(14,497)	(18,688)	(2,400)
Total 2024 restructuring charges	(3,038)	(7,472)	(22,979)	(33,489)	(2,400)
Total cumulative charges	(19,810)	(24,236)	(81,911)	(125,957)	(2,400)
Estimate to Complete	$190	$1,764	$2,089	$4,043	$2,600

Facility and equipment sales to date (gain / cash proceeds)	$—	$—	$1,805	$1,805	$13,002

Unallocated

For the quarter ended June 30, 2024, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $15,285 compared to $13,982 in the prior year quarter; for the nine months ended June 30, 2024, unallocated amounts totaled $44,006 compared to $42,388 in the prior year period. The increase in both the current quarter and nine month periods, compared to their respective comparable prior year periods, primarily relates to increases in Employee Stock Ownership Plan (ESOP) expenses driven by the increase in Griffon's share price, partially offset by a decrease in other compensation related expenses.

Strategic review

During the three months ended June 30, 2024 and 2023, we incurred strategic review expenses of $1,870 ($1,390, net of tax) and $5,812 ($4,378, net of tax), respectively, and during the nine months ended June 30, 2024 and 2023, we incurred strategic review expenses of $9,204 ($6,887, net of tax) and $20,234 ($15,258, net of tax), respectively, primarily for retention payments and other associated costs related to the strategic review process that concluded in April 2023.

Proxy expenses

During the three and nine months ended June 30, 2024, we did not incur any non-recurring proxy expenses. During the three and nine months ended June 30, 2023, non-recurring proxy expenses of $568 ($435, net of tax) and $2,685 ($2,059, net of tax), respectively, were recorded in SG&A in our Condensed Consolidated Statements of Operations, and related to a settlement entered into with a shareholder that had submitted a slate of director nominees.

Segment Depreciation and Amortization

For the three months ended June 30, 2024, segment depreciation and amortization of $15,108 decreased $421 compared to $15,529 in the prior year quarter, and for the nine months ended June 30, 2024, segment depreciation and amortization of $44,741 decreased $4,875 compared to $49,616 in the prior year period. The decrease in both the three and nine months ended June 30, 2024 primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Other Income (Expense)

For the quarters ended June 30, 2024 and 2023, Other income (expense) of $350 and $1,475, respectively, includes $(120) and $590, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $34 and $217, respectively, and net investment income of $10 and $336, respectively. Other income (expense) also includes royalty income of $549 and $438 for the three months ended June 30, 2024 and 2023, respectively.

For the nine months ended June 30, 2024 and 2023, Other income (expense) of $1,608 and $2,375, respectively, includes $72 and $492, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $103 and $650, respectively, as well as $95 and $444, respectively, of net investment income. Other income (expense) also includes royalty income of $1,649 and $1,463 for the nine months ended June 30, 2024 and 2023, respectively.

Provision for income taxes

During the quarter ended June 30, 2024, the Company recognized a tax provision of $19,923 on income before taxes of $61,009, compared to a tax provision of $29,248 on income before taxes of $78,453 in the prior year quarter. The current year quarter results included restructuring charges of $18,688 ($13,991, net of tax); strategic review costs - retention and other of $1,870 ($1,390, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of buildings of $725 ($520, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,247. The prior year quarter results included strategic review - retention and other of $5,812 ($4,378, net of tax); restructuring charges of $3,862 ($2,831, net of tax); special dividend ESOP charges of $9,042 ($6,936, net of tax); proxy expenses of $568 ($435, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $6,519. Excluding these items, the effective tax rates for the quarters ended June 30, 2024 and 2023 were 27.9% and 28.1%, respectively.

During the nine months ended June 30, 2024, the Company recognized a tax provision of $62,318 on income before taxes of $209,724, compared to a tax provision of $20,662 on income before taxes of $56,314 in the comparable prior year period. The nine month period ended June 30, 2024 included restructuring charges of $33,489 ($24,973, net of tax); strategic review - retention and other of $9,204 ($6,887, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of buildings of $167 ($105, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,640. The nine month period ended June 30, 2023 included restructuring charges of $82,196 ($61,360, net of tax); special dividend ESOP charges of $9,042 ($6,936, net of tax); strategic review - retention and other of $20,234 ($15,258, net of tax); gain on the sale of a building of $10,852 ($8,323, net of tax); intangible asset impairment charges of $100,000 ($74,256, net of tax); proxy expenses of $2,685 ($2,059, net of tax); and discrete tax and certain other tax benefits, net, that affect comparability of $2,537. Excluding these items, the effective tax rates for the nine months ended June 30, 2024 and 2023 were 27.9% and 28.9%, respectively.
Stock-based compensation
For the quarters ended June 30, 2024 and 2023, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $7,052 and $15,252, respectively. For the nine months ended June 30, 2024 and 2023, stock based compensation expense totaled $19,726 and $28,587, respectively. The prior year three and nine months included incremental ESOP expense due to the effects of a special dividend of $9,042. Excluding the impact of the prior year special dividend, the increase in stock compensation expense is primarily due to the increase in Griffon's share price and the related impact on ESOP expense.

Comprehensive income (loss)

For the quarter ended June 30, 2024, total other comprehensive loss, net of taxes, of $1,222 included a $927 loss on cash flow hedges and a loss of $827 from foreign currency translation adjustments primarily due to the weakening of the Euro and Canadian Dollar, all in comparison to the U.S. Dollar; partially offset by a $532 benefit from pension amortization.

For the quarter ended June 30, 2023, total other comprehensive income, net of taxes, of $315 included a gain of $2,309 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Canadian Dollar, all in comparison to the U.S. Dollar; a $747 benefit from pension amortization; and a $2,741 loss on cash flow hedges.

For the nine months ended June 30, 2024, total other comprehensive income, net of taxes, of $4,357 included a gain of $2,212 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollar partially offset by the weakening of the Canadian Dollar, all in comparison to the US Dollar; a $1,595 benefit from pension amortization; and a $550 gain on cash flow hedges.

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

DISCONTINUED OPERATIONS

At June 30, 2024 and September 30, 2023, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $10,017 and $11,798, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There was no reported revenues or costs in the three and nine months ended June 30, 2024 and 2023 for discontinued operations.

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

As of June 30, 2024, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $84,900. Funds held outside the U.S. may be subject to foreign withholding taxes if repatriated to the U.S. Funds held outside the U.S. are typically used for foreign operating needs or reinvested to fund expansion of existing non-U.S. businesses. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the nine months ended June 30, 2024, the Company generated $307,938 of net cash from operating activities and, as of June 30, 2024, the Company had $397,065 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $133,452 at June 30, 2024.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Nine Months Ended June 30,
	2024	2023
Net Cash Flows Provided by (Used In):
Operating activities	$307,938	$309,003
Investing activities	(34,277)	(10,911)
Financing activities	(238,712)	(262,560)

Cash flows provided by operating activities for the nine months ended June 30, 2024 was $307,938 compared to $309,003 in the prior year period, due to increased cash generated from operations, primarily at HBP, and a net decrease in net working capital, primarily driven by decreases in inventory and increases in accounts payable and accrued liabilities.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of businesses, investments and property, plant and equipment. During the nine months ended June 30, 2024, cash flows used in investing activities was $34,277 compared to $10,911 in the prior year period. Cash flows used in investing activities in the current period primarily consisted of capital expenditures of $47,849, partially offset by proceeds totaling $13,572 primarily from the sale of buildings and equipment mainly associated with CPP's restructuring activities. In the prior year period, cash flows used in investing activities consisted primarily of capital expenditures of $20,183 and a working capital adjustment payment of $2,568 related to the sale of Telephonics, partially offset by proceeds totaling $11,840, primarily from the sale of a building.

During the nine months ended June 30, 2024, cash used in financing activities totaled $238,712 compared to $262,560 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program and the purchase of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $241,501 and the payment of dividends of $28,770, partially offset by net proceeds of long-term debt of $32,773, primarily related to the Revolver. Cash flows used in financing activities in the prior year period consisted primarily of net repayments of long-term debt of $36,686, primarily related to the Revolver and payoff of AMES UK loans, the purchase of treasury shares in connection with the Board authorized share repurchase program and to satisfy tax obligations in connection with the vesting of restricted stock of $98,350, and the payment of dividends of $127,372.

During the nine months ended June 30, 2024, 595,929 shares, with a market value of $34,326, or $57.60 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the nine months ended June 30, 2024, the Board of Directors approved and paid three quarterly cash dividends of $0.15 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the

Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

During 2023, the Board of Directors approved two quarterly cash dividends of $0.10 per share and two quarterly cash dividends of $0.125 per share, totaling $0.45. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023, to shareholders of record as of the close of business on May 9, 2023.

On August 6, 2024 the Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on September 19, 2024 to shareholders of record as of the close of business on August 28, 2024.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused board authorizations from August 3, 2016 and August 1, 2018 of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Share repurchases during the nine months ended June 30, 2024, totaled 3,721,357 shares of common stock, for a total of $206,104, or an average of $55.38 per share. This includes the repurchase of 1,500,000 shares repurchased by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250. As of June 30, 2024, $101,078 remained under these Board authorized repurchase programs. During the nine months ended and as of June 30, 2024, $1,116 and $2,417, respectively, were accrued for excise taxes for share repurchases.

During the nine months ended June 30, 2024 and 2023, cash used in discontinued operations from operating activities was $3,707 and $2,799, respectively, primarily related to the settling of certain liabilities and environmental costs.

Cash and Equivalents and Debt	June 30,	September 30,
	2024	2023
Cash and equivalents	$133,452	$102,889
Notes payables and current portion of long-term debt	8,138	9,625
Long-term debt, net of current maturities	1,499,211	1,459,904
Debt discount/premium and issuance costs	16,663	20,283
Total debt	1,524,012	1,489,812
Debt, net of cash and equivalents	$1,390,560	$1,386,923

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via exchange offer. The fair value of the 2028 Senior Notes approximated $940,658 on June 30, 2024 based upon quoted market prices (Level 1 inputs). At June 30, 2024, $7,405 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver (the "Revolver"). The Term Loan B was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of underwriting fees and other expenses of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of June 30, 2024, the Term Loan B outstanding balance was $459,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to

0%. Furthermore, the amendment stipulates that if Griffon prepays all or a portion of the Term Loan B within six months of the amendment date, Griffon will be required to pay a premium equal to 1% of the amount prepaid. In connection with the amendment Griffon recognized a $1,700 loss on debt extinguishment in the Company's Condensed Consolidated Statements of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B that were repaid and then reborrowed from new lenders. At June 30, 2024, unamortized costs of $5,733 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

Prior to the amendment, the Term Loan B bore interest at the Term SOFR rate plus a credit spread adjustment with a floor of 0.50% and a spread of 2.50%. Effective June 26, 2024 the Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (7.59% as of June 30, 2024).

The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds starting with the fiscal year ended September 30, 2023; and a final balloon payment due at maturity. At September 30, 2023, Griffon's secured leverage remained below the threshold set forth in the Credit Agreement that would, if exceeded, require Griffon to make an additional payment, and therefore no additional annual principal payment was required. Term Loan B borrowings may generally be repaid without penalty but may not be re-borrowed, subject to a prepayment premium of 1.0% in connection with the above repricing transaction within the six months following the closing date of June 26, 2024. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $459,000 on June 30, 2024 based upon quoted market prices (Level 1 inputs).

On August 1, 2023, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to increase the maximum borrowing availability under the Revolver from $400,000 to $500,000 and extend the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver also includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (7.44% at June 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (7.23% at June 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at June 30, 2024).

At June 30, 2024, there were $90,000 in outstanding borrowings under the Revolver; outstanding standby letters of credit were $12,935; and $397,065 was available, subject to certain loan covenants, for borrowing at that date.

The Revolver has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Both the Revolver and Term Loan B borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors.

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. The remaining lease liability balance relates to finance equipment leases. Refer to Note 21-Leases for further details.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA or the Canadian Bankers Acceptance Rate plus 1.3% per annum (6.04% using CORRA and 6.02% using the Canadian Bankers Acceptance Rate as of June 30, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At June 30, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($10,955 as of June 30, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at BBSY (Bank Bill Swap Rate) plus 1.25% per annum (5.56% at June 30, 2024). At June 30, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,965 as of June 30, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

At June 30, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements. Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA (as defined above) and TTM stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.7x at June 30, 2024.

Capital Resource Requirements

On May 3, 2023, in response to changing market conditions, Griffon announced that its CPP segment will expand its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. By transitioning these product lines to an asset-light structure, CPP’s operations will be better positioned to serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, while improving its competitive positioning in a post-pandemic marketplace. These actions will be essential to CPP achieving 15% EBITDA margins, while enhancing free cash flow through improved working capital and significantly lower capital expenditures. For additional information, see CPP reportable segments disclosure in Note 13 - Business Segments.

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $459,000 on June 30, 2024 and Revolver maturing in 2028 with an outstanding balance of $90,000. The Term Loan B accrues interest at the Term SOFR plus a current spread of 2.25% (7.59% as of June 30, 2024). Additionally, the Term Loan B facility requires quarterly payments of $2,000 and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 2.00% (7.44% at June 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit spread adjustment and a margin of 2.00% (7.23% at June 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.50% at June 30, 2024).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2024, our largest customer, The Home Depot, represented 11% of Griffon’s consolidated revenue, 15% of CPP's revenue and 8% of HBP’s revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2024 and September 30, 2023 and for the nine months ended June 30, 2024 and for the year ended September 30, 2023. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2024		September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,618,223	$—	$2,190,636
Gross profit	$—	$649,187	$—	$800,477
Income (loss) from operations	$(19,258)	$296,168	$(42,948)	$228,346
Equity in earnings of Guarantor subsidiaries	$196,592	$—	$149,981	$—
Net income (loss)	$(46,874)	$196,592	$(85,770)	$149,981

Summarized Balance Sheet Information

	As of June 30, 2024		As of September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$53,277	$662,768	$51,701	$707,929
Non-current assets	13,514	1,288,421	13,954	1,317,575
Total assets	$66,791	$1,951,189	$65,655	$2,025,504

Current liabilities	$82,815	$232,295	$76,460	$226,532
Long-term debt	1,499,142	55	1,459,952	—
Other liabilities	21,149	228,444	(9,994)	271,985
Total liabilities	$1,603,106	$460,794	$1,526,418	$498,517

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	83,499	(2)	$68.03	83,499
May 1 - 31, 2024	104,980	(2)	$68.08	104,980
June 1 - 30, 2024	95,000	(2)	$65.82	95,000
Total	283,479			283,479	$101,078

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. On November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of June 30, 2024, $101,078 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, the following trading plans were adopted by the executive officers listed below. Each such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended.

Executive	Date of Adoption of Plan	Aggregate Number of Shares of Common Stock to be sold pursuant to Trading Arrangement	Period of Plan

Ronald J. Kramer, Chief Executive Officer and Chairman of the Board	May 20, 2024	400,000	August 19, 2024 – February 19, 2025

Robert F. Mehmel, President and Chief Operating Officer	June 5, 2024	100,000	September 9, 2024 – February 28, 2025

Brian G. Harris, Senior Vice President and Chief Financial Officer	June 5, 2024	37,924	September 4, 2024 – February 28, 2025

Seth L. Kaplan, Senior Vice President, General Counsel and Secretary	June 5, 2024	47,940	September 9, 2024 – February 28, 2025

Item 6	Exhibits

10.1
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of January 24, 2022, by and among Griffon Corporation, Bank of America, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto, dated June 26, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2024 (Commission File No. 1-06620)).

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

Date: August 7, 2024