Form 10-K
period 2024-09-30
GRIFFON CORP
filed 2024-11-13
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 28, 2024, the registrant’s most recently completed second quarter, was approximately $3,234,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 28, 2024 was $73.34. The number of the registrant’s outstanding shares was 47,821,861 as of October 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes”, "achieves", “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including the expanded CPP global outsourcing strategy announced in May 2023); the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics, such as COVID-19, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Business Strategy
Our strategic objective is to maintain leading positions in the markets we serve by providing innovative, branded products with superior quality and industry-leading service. We place emphasis on our iconic and well-respected brands, which helps to differentiate us and our offerings from our competitors and strengthens our relationship with our customers and those who ultimately use our products.

Through operating a diverse portfolio of businesses, we expect to reduce variability caused by external factors such as market cyclicality, seasonality, and weather. We achieve diversity by providing various product offerings and brands through multiple sales and distribution channels and conducting business across multiple countries which we consider our home markets.

Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

Since 2017, we have undertaken a series of transformative transactions to strengthen our core business and increase shareholder value. We divested our specialty plastics business in 2018 and our defense electronics (Telephonics) business in 2022 to focus on our core markets and improve our free cash flow conversion. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has established us as a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products, under brands that include Clopay, Ideal, Cornell and Cookson. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") in January 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after this acquisition.

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

CPP Global Sourcing Strategy Expansion and Restructuring Charges
Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024.

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning. These actions will be essential for CPP to achieve its target of 15% EBITDA margin while enhancing free cash flow through improved working capital and significantly reduced capital expenditures.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which through September 30, 2024 were $13,271, and excludes future proceeds from the sale of remaining real estate and equipment.
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

Reportable Segments:

HOME AND BUILDING PRODUCTS

The HBP segment consists of Clopay. Founded in 1964 and acquired by Griffon in 1986, Clopay has grown organically and through acquisitions to become the largest manufacturer and marketer of residential and commercial garage doors, and rolling steel doors in North America. The majority of Clopay's sales come from home remodeling and renovation projects, with the balance from commercial construction and new residential housing construction. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. Sales into the commercial market are driven by commercial construction and repair and replacement, including the aging of nonresidential buildings, warehouses, and institutional and industrial facilities, as well as increased business activity, changes to building codes, security of facilities, and trends of improving function and performance.

Clopay has approximately 3,000 employees.

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

Products and Service

Clopay manufactures a broad line of residential sectional garage doors with a variety of options, at varying prices. Clopay offers garage doors made primarily from steel, aluminum, plastic composite and wood, and also sells related products, such as garage door openers manufactured by third parties.

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

Clopay distributes its garage doors directly to customers from its manufacturing facilities and through its network of 56 distribution centers located throughout the U.S. and Canada. These distribution centers allow Clopay to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Clopay is currently the exclusive supplier of residential and commercial garage doors to Home Depot and Menards locations throughout North America, and has had relationships with each for more than 25 years. The loss of either of these customers would have a material adverse effect on Clopay and Griffon.

Product Development

Clopay product development efforts focus on both new products and improvements to existing products. Products are developed through in-house design and engineering staffs.

Clopay operates technical development centers where its research engineers design and develop new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. Clopay continually improves its door offerings through these development efforts, focusing on characteristics such as strength, design, performance, durability, and energy efficiency. The process engineering teams also work to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality-made products.

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

Raw Materials and Suppliers

The principal raw material used in Clopay's manufacturing is galvanized steel. Clopay also utilizes certain hardware and plastic components, as well as aluminum and insulated foam. All raw materials are generally available from a number of sources.

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

Manufacturing and Distribution

Clopay's principal manufacturing facilities include 1,582,000 square feet in Troy and Russia, Ohio, 279,000 square feet in Mountain Top, Pennsylvania and 163,000 square feet in Goodyear, Arizona. Clopay distributes its products through a wide range of distribution channels, including a national network of 56 distribution centers with a total of approximately 1,200,000 square feet. This network of manufacturing facilities and distribution centers is capable of providing just in time and prepositioned inventory across the U.S. and Canada, and provides flexibility regarding how and where doors are delivered to customers in their local markets.

CONSUMER AND PROFESSIONAL PRODUCTS

Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, Hunter and ClosetMaid. AMES, founded in Massachusetts in 1774, has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is a leading provider of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the U.K., and Ireland. Under the ClosetMaid brand, CPP is a leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States. Under the Hunter brand, since 1886, CPP is a leading provider of residential, industrial and commercial fans in the United States.

CPP has approximately 2,300 employees worldwide.

Brands

CPP's brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools, outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, Dynamic Design®™, Apta®, Quatro Design® and Pope®. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. CPP's home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand. CPP's residential, industrial and commercial fan products are sold under the Hunter Fan®, Hunter Industrial® and Casablanca® brands.

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

Products

CPP markets a broad portfolio of long-handled tools, landscaping products, home organization products and residential, industrial and commercial fans. This portfolio contains many iconic brands and is anchored by six core product categories: seasonal outdoor tools, project tools, outdoor décor and watering, home organization, fans and cleaning products. As a result of brand portfolio recognition, outstanding product quality, industry leading service and strong customer relationships, CPP has earned market-leading positions in its six core product categories. The following is a brief description of CPP's primary product lines:

•Seasonal Outdoor Tools

•Long-Handled Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® Jackson® and Darby™.

•Wheelbarrows:  AMES designs, and develops a full line of wheelbarrows and lawn carts, primarily under the AMES®, True Temper®, Jackson® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size, material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•Snow Tools:  A complete line of snow tools is marketed under the True Temper®, Garant® and Union Tools® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

•Pruning: The pruning line is made up of pruners, loppers, shears, and other tools sold primarily under the AMES®, True Temper®, Cyclone® and Garant® brand names.

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

•Outdoor Décor and Watering

•Planters and Lawn Accessories:  AMES is a designer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™, Tuscan Path, La Hacienda®, Hills®, Kelkay®, Quatro Design®, Pope® and Dynamic Design®™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials.

•Garden Hose and Storage:  AMES offers a wide range of garden hoses and hose reels under the AMES®, NeverLeak® and Nylex® brand names.

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

Customers

CPP sells products throughout North America, Australia, New Zealand, the U.K. and Ireland through (1) home centers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies (with the average length of the relationship with these customers being approximately 30 years); (2) mass market, specialty, and hardware retailers including Tractor Supply Corporation (“Tractor Supply”), Wal-Mart Stores Inc. ("Walmart"), Target Corporation ("Target"), Canadian Tire Corporation, Limited ("Canadian Tire"), Costco Wholesale Corporation ("Costco"), Ace, Do-It-Best and True Value Company; (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco; (4) homebuilders, such as D.R. Horton, KB Home, Lennar and NVR, Inc.; and (5) E-commerce platforms, such as Amazon Inc. (“Amazon”), Wayfair Inc., (“Wayfair), Hayneedle Inc., “(Hayneedle”), Beyond, Inc. ("Beyond"), and Spreetail LLC. (“Spreetail”).

Home Depot, Lowe's and Bunnings are significant customers of CPP. The loss of any of these customers would have a material adverse effect on the CPP business and on Griffon.

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

Raw Materials and Suppliers

CPP's primary raw material inputs include resin (primarily polypropylene and high-density polyethylene), hickory wood and steel (wire rod). All raw materials are generally available from a number of sources. CPP sources certain finished goods, primarily in storage and organization, outdoor décor, residential, industrial and commercial fans, and tools.

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

Manufacturing and Distribution

CPP sources products for sale through a combination of internal and external global manufacturing sources and supply chain partners. Principal North American manufacturing facilities include a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot center in St. Francois, Quebec, Canada. CPP operates smaller manufacturing facilities, including wood mills, at several other locations in the United States, and internationally in Jiangmen, China, and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

CPP has three principal distribution facilities in the United States: a 1.4 million square foot facility in Carlisle, Pennsylvania; a 997,000 square foot facility in Reno, Nevada; and a 600,000 square foot facility in Byhalia, MS. Finished goods are transported to these facilities by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida, and internationally in Canada, Australia, the United Kingdom and Ireland.

Discontinued Operation:

DEFENSE ELECTRONICS

On June 27, 2022, Griffon completed the sale of its Defense Electronics segment, which consisted of Griffon's Telephonics subsidiary, for $330,000, excluding certain customary post-closing adjustments. As such, the results of operations of our Telephonics business is classified as a discontinued operation in the Consolidated Statements of Operations for the year ended September 30, 2022. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations, unless noted otherwise.

Griffon Corporation

Employees

As of September 30, 2024, Griffon and its subsidiaries employ approximately 5,300 employees located primarily throughout North America, the United Kingdom, Australia, and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business, efficiency initiatives, or other changes in the level of Griffon's business activity (for instance, based on actual or anticipated customer demand or other factors), could require staffing level adjustments.

As of September 30, 2024, approximately 158 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2024, Home Depot represented 11% of Griffon’s consolidated revenue, 8% of HBP's revenue and 15% of CPP's revenue.

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

Seasonality

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the HBP and CPP businesses. HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2024, 52% of CPP's' sales occurred during the second and third quarters compared to 54% in 2023 and 58% in 2022.

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

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2024.
Trademarks are of significant importance to Griffon’s HBP and CPP businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, HBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell® and Cookson® commercial door brands. Principal global and regional trademarks used by CPP for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, Pope®, La Hacienda®, Kelso™, Apta®, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within CPP include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. CPP’s Hunter Fan Company has over 135 years of experience in the ceiling fan industry with well-recognized brands including Hunter®, Casablanca®, Hunter Industrial®, and Jan Fan®. The HBP and CPP businesses have approximately 1,596 registered trademarks and approximately 140 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are also important to the HBP and CPP businesses. HBP holds approximately 56 issued patents and 24 pending patent applications in the U.S., as well as approximately 18 and 108 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. CPP protects its designs and product innovation through the use of patents, and currently has approximately 782 issued patents and approximately 245 pending patent applications in the U.S., as well as approximately 346 and 82 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
Sustainable Business Practices
Griffon and its operating companies have always taken into account environmental, social and governance (ESG) considerations in the management of our businesses. Griffon is a subscriber to the United Nations Global Compact (UNGC) and published its inaugural annual ESG report in August 2022, in relation to fiscal 2021, benchmarked to both United Nations Global Compact (UNGC) Sustainable Development Goals and to the Sustainability Accounting Standards Board (SASB) criteria. Since then, Griffon published an annual ESG report in November 2023 in relation to calendar 2022. The Griffon ESG policy, and annual ESG Report, can be found on the Griffon website at www.griffon.com. Beginning with the calendar 2023 report, the report will be renamed as our annual Sustainability Report. We expect to file our calendar year 2023 Sustainability report before the end of calendar 2024.

The annual Sustainability reports discuss employee safety, employee education and welfare, carbon emissions, air emissions, energy consumption, water consumption, waste generation, recycled raw materials, and packaging initiatives, as well as community involvement and charitable giving. In our calendar 2022 report, we set an overarching goal of 30 percent reduction across six key metrics by 2030: carbon emissions, air emissions, water consumption, hazardous waste generated, lost time rates, and recordable injury rates. In addition, in 2023, in connection with the announcement of an expansion of CPP's global sourcing strategy, in 2023 we adopted a Supplier Code of Conduct (SCC) that essentially binds our suppliers to the same ESG goals and criteria to which Griffon adheres.

Griffon has assessed the environmental risk from its operations and focused its efforts to date on areas with the potential to have the greatest environmental impact. Where available, we use recycled materials to construct our products, and we continuously improve our packaging to reduce both volume and environmental impact. For example, bags used to pack AMES’ Kelkay aggregate products in the UK are made from plant-based materials, and not from petroleum. The AMES Companies use a box-on-demand system that reduces packaging size. Approximately seventy percent of the steel used in HBP's garage doors is recycled steel. AMES is a member of the Appalachian Hardwood Manufacturers Association, which provides sustainable hardwoods for AMES tools, and is committed to purchasing hardwoods through the Sustainable Forestry Initiative.

Our operating companies are involved in the local communities in which they operate. We are involved in more than 100 charitable and community organizations, including well known national concerns such as Habitat for Humanity, Boys and Girls Clubs, the Home Depot Foundation (Diamond Sponsor), the Lowe's Foundation, and the American Cancer Society, as well as local groups such as garden clubs. Our communities know they can count on our support.

Over the last five years, we have invested millions of dollars in capital improvements relating to employee safety and health. These improvements include major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs through the use of robotics. Griffon has also invested significant time and capital in reducing ergonomic injuries through better work positioning and lifting improvements. Griffon has invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias.

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

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	66
Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Entain plc (LSE:ENT), Franklin BSP Capital Corporation and Franklin BSP Private Credit Fund. Former member of the board of directors of Douglas Elliman Inc. (NYSE: DOUG), from December 2021 to July 2024.

Robert F. Mehmel	62
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

Brian G. Harris	55
Executive Vice President and Chief Financial Officer since November 13, 2024. Senior Vice President and Chief Financial Officer from August 2015 to November 12, 2024. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:WLY) and Arthur Andersen, LLP.

Seth L. Kaplan	55	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
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
The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2025, within both the HBP and CPP segments, which are linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many HBP and CPP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any near term debt maturities, if these conditions persist, we may have difficulty refinancing our debt when it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The HBP and CPP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2024, approximately 61% and 39% of Griffon’s consolidated revenue was derived from the HBP and CPP segments, respectively, which were dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on HBP and CPP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP and CPP businesses.

Griffon is exposed to fluctuations in inflation, which could negatively affect its business, financial condition and results of operations.

Inflation rates, particularly in the United States, increased to historic levels in 2022. According to the U.S. Department of Labor, the annual inflation rate for the United States decreased to 3.7% for the twelve months ended September 30, 2023, and it further decreased to 3.5% for the twelve months ended September 30, 2024. Although the past two fiscal years reflected a decrease in inflation rates since 2022, future increases in inflation may result in decreased demand for Griffon’s operating company’s products and services and increased operating costs and expenses, including for labor, raw materials and supplies. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. As a result of fluctuations in inflation, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset Griffon’s cost increases with price increases may result in reduced sales, increased customer dissatisfaction or harm to reputation. Additionally, Griffon’s operating companies may be unable to raise the prices of their products and services at or above the rate at which their costs increase, which may reduce operating margins and have a material adverse effect on financial results and future growth.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot and Menards are significant customers of HBP and Home Depot, Lowe’s and Bunnings are significant customers of CPP. Home Depot accounted for approximately 11% of consolidated revenue, 8% of HBP's revenue and 15% of CPP's revenue for the year ended September 30, 2024. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot ensure that its largest customers will be retained or that additional key customers will be recruited. Also, both HBP and CPP extend credit to its customers, which exposes it to credit risk. Our largest customer accounted for approximately 8%, 16% and 12% of the net accounts receivable of HBP, CPP and Griffon as of September 30, 2024, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of HBP, CPP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair the ability of HBP and CPP to meet their customer demands.

HBP and CPP rely on a limited number of companies globally to supply components and manufacture certain of their products. The percentage of HBP and CPP worldwide sourced finished goods as a percent of revenue approximated 6% and 33%, respectively, in 2024. The percentage of HBP and CPP's worldwide sourced components as a percent of cost of goods sold approximated 18% and 4%, respectively, in 2024. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both HBP and CPP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of HBP's and CPP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet HBP and CPP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of HBP and CPP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events may impact the ability of HBP and CPP to fill orders, which could have a material adverse effect on customer relationships.

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This has increased CPP’s reliance on third-party suppliers and, therefore, CPP’s exposure to the risks relating to the use of third-party suppliers. See the risk below titled “The expansion of CPP’s global sourcing strategy may not achieve its intended results.”

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

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, and manufactured and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are currently sourced from suppliers in China, with some of these products sourced exclusively from suppliers in China. Certain raw materials used by CPP may be sourced from China and therefore may have their prices and availability impacted by tariffs imposed on trade between the United States and China. Through the expanded sourcing strategy and the closure of U.S. facilities, CPP has increased the reliance on suppliers in China, which could further the impact of tariffs. CPP is taking steps to develop multiple suppliers outside of China to allow for supply chain sourcing pivot, as needed, in an effort to minimize this risk.

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

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. U.S. imports from China exceeded $425 billion in 2023, the majority of which were subject to the Section 301 tariffs. In May 2024, the United States Trade Representative (USTR) completed a mandatory four-year review of the tariffs under Section 301 of the Trade Act of 1974. In addition to continuing the tariffs rather than allowing them to terminate under the Trade Act, the USTR announced additional tariffs on a number of products, to be implemented over the two-year period 2024-2026. These changes are expected to have a limited impact on current CPP products; however, the increases may complicate efforts to expand CPP's product portfolio under its new global sourcing strategy.

In addition to tariffs, an increased global focus on forced labor in supply chains has the potential to impact our business operations. In June 2022, the Uyghur Forced Labor Prevention Act (UFLPA) went into effect and establishes a rebuttable presumption that goods made in whole or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China are produced with forced labor, and directs US Customs and Border Protection (CBP) to prevent entry of products made with forced labor into the U.S. market. Importers whose shipments are detained by CBP under the UFLPA can rebut the presumption with “clear and convincing evidence” that the products were not produced with forced labor. This requires that the importer submit detailed information regarding every supplier and sub-supplier, and all components and raw materials, relating to the manufacturing and transportation of goods being detained. Detention costs accrue during the pendency of CBP's evaluation.

From October 1, 2023 through September 30, 2024, more than 4,200 shipments to U.S importers, valued at approximately $1.7 billion, were targeted by CBP for further inspection. Neither CPP nor its suppliers currently manufacture or source products, components or raw materials from the Uyghur region of China; however, CBP takes a broad approach when targeting shipments it believes may have originated from the Uyghur region based on product definitions, tariff codes and supplier names that lead them to suspect the goods come from the Uyghur region. Additionally, the Forced Labor Enforcement Task Force has determined that certain industry sectors (including apparel, cotton and cotton products, silica-based products, PVC and aluminum products), and countries of origin outside of China (including Vietnam and Thailand) have an inherently higher risk of forced labor, such that CBP may detain goods within these sectors suspected of being manufactured with materials originating from Xinjiang, or coming from a country identified as higher risk.

As a result, CPP shipments may be targeted for detention in which case they become subject to the rebuttable presumption that they were sourced from the Uyghur region or another high-risk country, even though they are not imported directly from China or are otherwise demonstrably outside the scope of the UFLPA. In view of the increased enforcement of forced labor initiatives, we are continuing to update our compliance measures and work with our supply base to validate their supply chains, from raw materials through components to finished goods, to ensure our goods are not made using forced labor. We cannot be certain that our products will not be targeted or that our shipments will not be detained, which may impact our operating performance.

The continuing political and economic conflicts between U.S. and China have resulted in, and may continue to result in retaliatory actions from, both countries, and it is unknown whether current US-China relations over Taiwan, including the signature of the US-Taiwan Initiative on 21st Century Trade signed in May 2023, or the United States' continuing commitment to support Taiwan with equipment and services for its self-defense, will impact the ongoing trade dispute with China. We cannot predict what new retaliatory policies and regulations may be implemented by the Chinese government in response to the U.S./Taiwan engagement, and any such policies and regulations or other responses may adversely affect our business operations in China.

HBP and CPP operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement (USMCA), which will undergo a mandatory six-year review in 2026, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and the cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect HBP and CPP. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the U.K., or may make it easier for other companies to compete by eliminating restrictions on products from countries in which HBP and CPP competitors source products. With the expansion of its global sourcing strategy and the closure of numerous US manufacturing locations, CPP is likely to experience a diminished ability to take advantage of the trade benefits of the USMCA.

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

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This expansion of CPP’s global sourcing strategy has increased Griffon’s exposure to certain other risks to which it is subject, including those related to the procurement of products from third party suppliers, many of whom are located in China and other non-U.S. jurisdictions. CPP is also in the process of selling various U.S. facilities at which CPP formerly conducted operations, and may not realize the proceeds it expects from the sale of these facilities.

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

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, which is in turn expected to improve CPP’s competitive positioning and financial performance. There is no guarantee that these intended results will be achieved.

This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024. As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total its facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600.

A future pandemic could adversely impact our results of operations.

If a future pandemic or similar outbreak, such as something similar to COVID-19, occurs and governments take protective actions, it may have a material adverse impact on Griffon’s businesses and operating results for the reasons described above. In such event, the extent and duration of any impact on our businesses would be difficult to predict. To the extent a new outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2024, 52% of CPP's' sales occurred during the second and third quarters compared to 54% in 2023 and 58% in 2022.

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

At September 30, 2024, Griffon employed approximately 5,300 people on a full-time basis, approximately 3% of whom are covered by collective bargaining or similar labor agreements. If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

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

Making strategic acquisitions is a part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. In the past, Griffon has consummated a group of acquisitions within a short time period, which could occur again; the risks relating to integration of an acquisition may be exacerbated when numerous acquisitions are consummated in a short time period.

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

Risks Related to Our Indebtedness

Griffon’s senior notes, which have limited covenants, are not due until 2028; its $800 million Term Loan B (current balance of $457 million), which also has limited covenants, is not due until 2029; and its $500 million revolving line of credit, which has greater covenant requirements, does not mature until 2028. However, in the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. There are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 48,303,240 shares, net of treasury shares, were outstanding as of September 30, 2024. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

General Risk Factors

Each of Griffon's businesses faces risks related to the disruption of its primary manufacturing facilities.

The manufacturing facilities for each of Griffon's businesses are concentrated in just a few locations, and in the case of CPP, include third-party manufacturing facilities, some of which are abroad in low-cost locations. Any of Griffon's manufacturing facilities, including those of Griffon's third-party suppliers, are subject to disruption for a variety of reasons, such as natural or man-made disasters, pandemics, terrorist activities, disruptions of information technology resources, and utility interruptions. Such disruptions may cause delays in shipping products, which could result in the loss of business or customer trust, adversely affecting Griffon’s businesses and operating results.

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

During the fiscal year ended September 30, 2024, Griffon performed annual impairment testing of its goodwill and indefinite-lived intangible assets. The assessments did not result in any impairments to goodwill and indefinite-lived intangible assets. For the fiscal year ended September 30, 2023, we recorded a non-cash, pre-tax indefinite-lived intangible assets impairment of $109,200, which resulted in an aggregate decrease of $1.49 in our earnings per share for the year ended September 30, 2023. Should we have to record any impairment charges in the future, it could have a significant negative impact on our earnings per share for the year in which any such impairment charge is recorded.

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

Griffon and its companies conduct operations in Canada, Australasia, the U.K., and China, and sell their products in many countries around the world. Sales of products by non-U.S. subsidiaries accounted for approximately 16% of consolidated revenue for the year ended September 30, 2024. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Griffon is subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project ("Pillar Two") undertaken by the Organization for Economic Co-operation and Development (“OECD”). If the provisions of Pillar Two are adopted by taxing authorities in countries in which we do business, such changes could increase the amount of taxes we pay and therefore decrease our results of operations and cash flows. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the U.S. If such audits result in assessments different from recorded income tax liabilities, Griffon’s future financial results may include unfavorable adjustments to its income tax provision.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

Griffon relies on electronic information systems, networks and technologies to conduct and support its operations and other functions and activities within the Company and with third parties. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. We have an enterprise-grade cybersecurity management program designed to assess, identify, protect, detect and respond to, and manage material risks from cybersecurity threats. To protect our information systems from cybersecurity threats, we use various information technology and cybersecurity tools to safeguard our systems and data, which help prevent, identify, escalate, investigate, remediate, respond and recover from identified vulnerabilities and cybersecurity incidents.

As part of the Company's cybersecurity risk management program, we follow the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") to assess, identify and manage material risks that arise from cybersecurity threats. Griffon's cybersecurity risk management program is closely tied to and integrated with the Company's overall enterprise risk management processes.

Griffon has a third-party risk management program regarding the cybersecurity practices of its vendors and partners that is designed to oversee, identify, and minimize material risks from cybersecurity threats associated with the use of such third parties. This program involves vetting of third parties before engagement. Regular monitoring and reviews are conducted to ensure third party vendors and partners comply with Griffon's security standards.

From time to time, Griffon engages external experts, including cybersecurity assessors, consultants, and/or auditors to evaluate cybersecurity measures and risk management processes.

We also maintain a cyber incident response plan ("IRP") with the objective of (1) providing a structured and systematic incident response process for cybersecurity threats that affect us, (2) timely and effectively identifying, resolving and communicating cybersecurity incidents, and (3) managing internal and external communications and reporting.

If a cybersecurity incident occurs, our incident response team ("IRT") is immediately notified, and Griffon management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company. The IRT also coordinates further notifications, as applicable, to senior executives and organizational leadership, our Audit Committee and Board of Directors, business partners or service providers, and authorities.

Like most organizations, we and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems and networks. During the reporting period, Griffon has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operating results, and financial condition. However, if any such event, whether actual or perceived, were to occur, it could have a material adverse effect on our business strategy, operating results and financial condition. We continuously use threat models and cyber threat intelligence to identify relevant risks to our businesses and take active measures to mitigate these risks. For more information regarding the risks we face from cybersecurity threats, see Item 1A., "Risk Factors" in this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management processes and an area of focus for our Board of Directors and management.

The Audit Committee assists the Board of Directors in its oversight of risks related to cybersecurity and directly oversees risk management relating to cybersecurity. The Audit Committee is also responsible for assessing the steps management has taken to monitor and control these risks and exposures, and evaluating guidelines and policies with respect to our cybersecurity risk assessment and risk management. The Audit Committee reviews our cybersecurity program with management and reports to the Board of Directors with respect to, and its review of, the program. Cybersecurity reviews by the Audit Committee generally occur at least annually, or more frequently as determined to be necessary or advisable. From time to time, third-party subject matter experts present to the Audit Committee on contemporary cybersecurity topics of interest.

Griffon also has a Cybersecurity Management Committee, consisting of executives from Griffon and technology leaders from Griffon's business segments, that monitors and assesses progress and performance by Griffon's business segments in the area of cybersecurity; the results of such assessments are reported to the Audit Committee from time to time. The Chief Information Officers of each of HBP and CPP regularly provide updates on material cybersecurity risks to our senior management and to our Audit Committee, and along with their technology teams, are responsible for assessing and managing cybersecurity risks. Each of our business segment Chief Information Officers has over 20 years of experience in cybersecurity, information security, policy, architecture, engineering and incident response.

Item 2.    Properties

Griffon occupies approximately 10,740,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, U.K., Ireland, New Zealand and China. For a description of the encumbrances on certain of these properties, refer to Note 22 - Leases and Note 12 - Long-Term Debt footnotes in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2035
Troy, OH	Home and Building Products	Manufacturing	1,332,000	Owned
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Mason, OH	Home and Building Products	Office	131,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Greenville, OH	Home and Building Products	Distribution	148,000	Leased	2025
Ocala, FL	Consumer and Professional Products	Office, Manufacturing	619,500	Owned
Ocala, FL	Consumer and Professional Products	Distribution	56,500	Leased	2026
Cork, Ireland	Consumer and Professional Products	Distribution	74,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2030 - 2035
United Kingdom (various)	Consumer and Professional Products	3 Distribution	138,000	Leased	2024
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	997,000	Leased	2034
Australia (various)	Consumer and Professional Products	8 Distribution, 2 Manufacturing	918,000	Leased	2025 - 2031
Canada (Various)	Consumer and Professional Products	1 Manufacturing, 3 Distribution	96,000	Leased	2025 - 2028
Mt Wellington, New Zealand	Consumer and Professional Products	Distribution	54,000	Leased	2025
Guangdong, China	Consumer and Professional Products	Manufacturing	211,000	Leased	2025
Byhalia, MS	Consumer and Professional Products	Distribution	600,000	Leased	2025
Smyrna, TN	Consumer and Professional Products	Office	100,000	Leased	2025

In addition to the facilities listed above, HBP leases approximately 1,138,000 square feet of space for distribution centers in numerous facilities throughout the U.S. and in Canada; HBP and CPP lease approximately 185,000 square feet of office space throughout the U.S. and various international locations; and CPP owns approximately 118,000 square feet of additional space for operational wood mills in the U.S. As a part of CPP's global sourcing strategy expansion, several facilities have concluded operations during fiscal 2024 and, as a result, these facilities, which are approximately 1,242,000 square feet in the aggregate, are classified as held for sale.

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

Dividends

During 2024, the Company declared and paid four regular quarterly cash dividends of $0.15 per share, totaling $0.60 per share for the year.

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

On November 12, 2024, the Board of Directors declared a cash dividend of $0.18 per share, payable on December 18, 2024 to shareholders of record as of the close of business on November 25, 2024.

Registered Holders

As of October 31, 2024, there were approximately 2,179 registered holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	2,377,532

Equity compensation plans not approved by security holders	—	$—	—
_____________________________________
(1)Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	90,602	(2)	$66.96	90,602
August 1 - 31, 2024	460,000	(2)	63.28	460,000
September 1 - 30, 2024	500,000	(2)	66.42	500,000
Total	1,050,602		$65.09	1,050,602	$32,693	(1)

_____________________________________________________

1.On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to its share repurchase program to $257,955 from the prior unused authorization of $57,955. On November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of September 30, 2024, $32,693 remained available for purchase under these Board authorized repurchase programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES - Liquidity" - for information regarding share repurchases in the first quarter of fiscal 2025 and the amount remaining available for purchase as of immediately prior to the filing of this Annual Report on Form 10-K.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2024, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2019, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/19
9/20
9/21
9/22
9/23
9/24
Griffon Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unless otherwise indicated, all references to years or year-end refers to the fiscal year ending September 30 and dollars are in thousands, except per share data)

OVERVIEW

The Company

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Griffon conducts its operations through two reportable segments:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Cornell and Cookson brands. HBP revenue was 61%, 59% and 53% of Griffon’s consolidated revenue in 2024, 2023 and 2022, respectively.

•Consumer and Professional Products (“CPP”) is a leading global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid. CPP revenue was 39%, 41% and 47% of Griffon’s consolidated revenue in 2024, 2023 and 2022, respectively.

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024. Refer to Note 10 - Restructuring Charges for further detail.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after this acquisition.

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

CONSOLIDATED RESULTS OF OPERATIONS

2024 Compared to 2023

Revenue for the year ended September 30, 2024 of $2,623,520 decreased 2% compared to $2,685,183 for the year ended September 30, 2023. The decrease was primarily due to a 6% decline in revenue at CPP, while HBP's revenue remained consistent with the prior year.

Gross profit for 2024 was $1,019,935 compared to $948,821 in 2023. Gross profit as a percent of sales (“gross margin”) for 2024 and 2023 was 38.9% and 35.3%, respectively. In the years ended 2024 and 2023, gross profit included restructuring charges of $35,806 and $82,028, respectively. In 2024, gross profit also included amortization of $491 related to the fair value step-up of acquired inventory sold in connection with the Pope acquisition. Excluding these charges from both years, gross profit would have been $1,056,232 or 40.3% of revenue, compared to $1,030,849 or 38.4% in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2024 of $621,638, or 23.7% of revenue, decreased 3% from $642,734, or 23.9% of revenue, in 2023. 2024 SG&A expenses included restructuring charges of $5,503, strategic review (retention and other) of $10,594 and Pope acquisition costs of $441. 2023 SG&A expenses included restructuring charges of $10,440, strategic review (retention and other) of $20,225, special dividend ESOP charges of $15,494 and proxy expenses of $2,685. In 2023, proxy expenses of $2,685 related to a settlement entered into with a shareholder that had submitted a slate of director nominees. Excluding these items from both periods, 2024 SG&A expenses would have been $605,100, or 23.1% of revenue compared to $593,890, or 22.1%, with the increase in expenses primarily due to increased selling and administrative costs.

In connection with the preparation of our financial statements for the fiscal years ended September 30, 2024 and 2023, Griffon performed its annual impairment testing of its goodwill and indefinite lived intangibles. Griffon performed a quantitative assessment of the CPP reporting units and indefinite-lived intangible assets. The assessments in both fiscal years did not result in an impairment to goodwill. Also, in 2024, the impairment test did not result in impairment charges to CPP's gross carrying amount of intangible assets; however, in 2023, the impairment tests did result in pre-tax non-cash impairment charges totaling $109,200 ($81,313 net of tax) to CPP's gross carrying amount of intangible assets. For HBP, in both 2024 and 2023, Griffon performed qualitative assessments and determined that indicators that fair value was less than the carrying amount were not present.

Interest expense in 2024 of $104,086 increased 3% compared to 2023 interest expense of $101,445, primarily as a result of increased outstanding borrowings and increased variable interest rates on both our Revolving Credit Facility and Term Loan B.

Other income (expense) of $1,766 and $2,928 in 2024 and 2023, respectively, includes ($333) and $302, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $148 and $469, respectively, of net gains (losses) on investments, and $(137) and $(866), respectively, of net periodic benefit plan income (expense). Other income (expense) also includes royalty income of $2,198 and $2,104 in 2024 and 2023, respectively.

Griffon reported income before tax from continuing operations for 2024 of $296,650 compared to $112,682 for 2023. The income tax provision recognized in 2024 and 2023 translated to an effective income tax rate of 29.2% and 31.1%, respectively.  The 2024 and 2023 tax rates included discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2024 and 2023 were 27.6% and 27.3%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations. Income from continuing operations for 2024 was $209,897, or $4.23 per share, compared to $77,617, or $1.42 per share in 2023. The 2024 income from continuing operations included the following:

– Restructuring charges of $41,309 ($30,824, net of tax, or $0.62 per share);
– Strategic review - retention and other of $10,594 ($7,934, net of tax, or $0.16 per share);
– Loss on sale of buildings $61 ($25, net of tax, or $0.00 per share);
– Debt extinguishment, net $1,700 ($1,292, net of tax, or $0.03 per share);
– Fair value step-up of acquired inventory sold of $491 ($354, net of tax, or $0.01 per share);
– Acquisition costs of $441 ($335, net of tax, or $0.01 per share);
– Discrete and certain other tax provision, net, of $3,586 or 0.07 per share.

The 2023 income from continuing operations included the following:

– Restructuring charges of $92,468 ($68,779, net of tax, or $1.26 per share);
– Gain on sale of buildings $12,655 ($9,586, net of tax, or $0.18 per share);
– Debt extinguishment, net $437 ($332, net of tax, or $0.01 per share);
– Strategic review - retention and other of $20,225 ($15,253, net of tax, or $0.28 per share);
– Special dividend ESOP charges of $15,494 ($11,779, net of tax, or $0.22 per share);
– Proxy expenses of $2,685 ($2,059, net of tax, or $0.04 per share);
– Intangible asset impairments of $109,200 ($81,313, net of tax, or $1.49 per share); and
– Discrete and certain other tax provisions, net, of $175 or $0.00 per share.

Excluding these items from both reporting periods, 2024 income from continuing operations would have been $254,247, or $5.12 per share compared to $247,721, or $4.54 per share, in 2023.

2023 Compared to 2022

Revenue for the year ended September 30, 2023 of $2,685,183 decreased 6% compared to $2,848,488 for the year ended September 30, 2022, resulting from decreased revenue of 18% at CPP, partially offset by increased revenue of 5% at HBP. Adjusting for the period Griffon did not own Hunter in the prior year, organic revenue decreased 8% to $2,609,417. Hunter contributed $75,766 of incremental revenue during 2023.

Gross profit for 2023 was $948,821 compared to $936,886 in 2022. The gross margin for 2023 and 2022 was 35.3% and 32.9%, respectively. In the years ended 2023 and 2022, gross profit included restructuring charges of $82,028 and $7,964, respectively. In the year ended 2022, gross profit also included amortization of $5,401 related to the fair value step-up of acquired inventory sold in connection with the Hunter Fan acquisition. Excluding these charges from both years, gross profit would have been $1,030,849 or 38.4% of revenue, compared to $950,251 or 33.4% in the prior year.

SG&A expenses in 2023 of $642,734 or 23.9% of revenue, increased 6% from $608,926, or 21.4% of revenue, in 2022. 2023 SG&A expenses included restructuring charges of $10,440, strategic review (retention and other) of $20,225, special dividend ESOP charges of $15,494 and proxy expenses of $2,685. 2022 SG&A expenses included restructuring charges of $8,818, acquisition costs of $9,303, strategic review (retention and other) of $9,683, special dividend ESOP charges of $10,538 and proxy expenses of $6,952. In 2023, proxy expenses of $2,685 related to a settlement entered into with a shareholder that had submitted a slate of director nominees. In 2022, proxy expenses of $6,952 (including legal and advisory fees) were the result of a proxy contest initiated by a shareholder which was completed at the shareholder meeting on February 17, 2022. Excluding these items from both periods, 2023 SG&A expenses would have been $593,890, or 22.1% of revenue compared to $563,632 or 19.8%, with the increase in expenses primarily due to a full year of Hunter Fan expenses as well as increased management incentives, marketing, advertising and administrative expenses.

In connection with the preparation of our financial statements for the fiscal years ended September 30, 2023 and 2022, Griffon performed its annual impairment testing of its goodwill and indefinite-lived intangibles. For the fiscal year ended September 30, 2023, Griffon performed a quantitative assessment of the CPP reporting units and indefinite-lived intangible assets. The assessments did not result in an impairment to goodwill. However, the impairment tests did result in pre-tax non-cash impairment charges totaling $109,200 ($81,313 net of tax) to CPP's gross carrying amount of intangible assets. For the fiscal year ended September 30, 2022, indicators of impairment were present due to decreases in comparable company market multiples for the CPP reporting units and increased interest rates, and the related impact on weighted average cost of capital rates. Accordingly, a quantitative assessment was performed, which resulted in non-cash, pre-tax impairment charges for goodwill and indefinite lived intangibles of $342,027 and $175,000. respectively. For the HBP reporting units, Griffon performed qualitative assessments and determined that indicators that fair value was less than the carrying amount were not present for the years ended September 30, 2023 and 2022.

Interest expense in 2023 of $101,445 increased 20% compared to 2022 interest expense of $84,379, primarily as a result of an increased effective interest rate related to the $800,000 Term Loan B facility entered into in fiscal 2022 in connection with the Hunter acquisition, of which Griffon repaid $25,000 and $300,000 aggregate principal amount in 2023 and 2022, respectively.

Other income (expense) of $2,928 and $6,881 in 2023 and 2022, respectively, includes $302 and $305, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, $469 and $(225), respectively, of net gains (losses) on investments, and $(866) and $4,256, respectively, of net periodic benefit plan income

(expense). Other income (expense) also includes rental income of $212 and $689 and royalty income of $2,104 and $2,250 for the years ended September 30, 2023 and 2022, respectively.

Griffon reported income before tax from continuing operations for 2023 of $112,682 compared to a loss before tax from continuing operations of $270,879 in 2022. The income tax provision in 2023 and 2022 translated to an effective income tax rate of 31.1% and 6.2%, respectively.  The 2023 and 2022 tax rates included discrete and certain other tax provisions, net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2023 and 2022 were 27.3% and 29.0%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2023 was $77,617, or $1.42 per share, compared to a loss from continuing operations of $287,715, or $5.57 per share in 2022. The 2023 income from continuing operations included the following:

– Restructuring charges of $92,468 ($68,779, net of tax, or $1.26 per share);
– Gain on sale of buildings $12,655 ($9,586, net of tax, or $0.18 per share);
– Debt extinguishment, net $437 ($332, net of tax, or $0.01 per share);
– Strategic review - retention and other of $20,225 ($15,253, net of tax, or $0.28 per share);
– Special dividend ESOP charges of $15,494 ($11,779, net of tax, or $0.22 per share);
– Proxy expenses of $2,685 ($2,059, net of tax, or $0.04 per share);
– Intangible asset impairments of $109,200 ($81,313, net of tax, or $1.49 per share); and
– Discrete and certain other tax provisions, net, of $175 or $0.00 per share.

The 2022 loss from continuing operations included the following:

– Restructuring charges of $16,782 ($12,479, net of tax, or $0.23 per share);
– Debt extinguishment, net of $4,529 ($3,474, net of tax, or $0.06 per share);
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
– Goodwill and intangible asset impairments of $517,027 ($454,753, net of tax, or $8.43 per share); and
– Discrete and certain other tax provisions, net, of $3,913 or $0.07 per share.

Excluding these items from both reporting periods, 2023 income from continuing operations would have been $247,721, or $4.54 per share compared to $219,786, or $4.07 per share, in 2022.

Griffon evaluates performance based on adjusted income from continuing operations and the related adjusted earnings per common share, which are non-GAAP measures that exclude non-cash impairment charges, restructuring charges, debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of income (loss) from continuing operations to adjusted income from continuing operations and earnings (loss) per share from continuing operations to adjusted earnings per share from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2024	2023	2022
Income (loss) from continuing operations	$209,897	$77,617	$(287,715)
Adjusting items:
Restructuring charges(1)	41,309	92,468	16,782
(Gain) loss on sale of buildings	61	(12,655)	—
Debt extinguishment, net	1,700	437	4,529
Acquisition costs	441	—	9,303
Strategic review - retention and other	10,594	20,225	9,683
Special dividend ESOP charges	—	15,494	10,538
Proxy expenses	—	2,685	6,952
Fair value step-up of acquired inventory sold	491	—	5,401
Goodwill and intangible asset impairments	—	109,200	517,027
Tax impact of above items(2)	(13,832)	(57,925)	(76,627)
Discrete and other certain tax provisions	3,586	175	3,913
Adjusted income from continuing operations	$254,247	$247,721	$219,786

Earnings (loss) per common share from continuing operations	$4.23	$1.42	$(5.57)

Adjusting items, net of tax:
Anti-dilutive share impact(3)	—	—	0.24
Restructuring charges(1)	0.62	1.26	0.23
(Gain) loss on sale of buildings	—	(0.18)	—
Debt extinguishment, net	0.03	0.01	0.06
Acquisition costs	0.01	—	0.15
Strategic review - retention and other	0.16	0.28	0.13
Special dividend ESOP charges	—	0.22	0.15
Proxy expenses	—	0.04	0.10
Fair value step-up of acquired inventory sold	0.01	—	0.07
Goodwill and intangible asset impairments	—	1.49	8.43
Discrete and other certain tax provisions	0.07	—	0.07
Adjusted earnings per share from continuing operations	$5.12	$4.54	$4.07
Weighted-average shares outstanding (in thousands)	47,573	52,111	51,672
Diluted weighted average shares outstanding (in thousands)(3)	49,668	54,612	53,966
Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the years ended September 30, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion of which $35,806 and $82,028, respectively, is included in Cost of goods and services and $5,503 and 10,440, respectively, is included in SG&A.

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

REPORTABLE SEGMENTS

Griffon evaluates performance and allocates resources based on each segment's adjusted EBITDA, a non-GAAP measure, defined as income (loss) before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason.

See the table provided in Note 19 - Reportable Segments for a reconciliation of adjusted EBITDA to income (loss) before taxes from continuing operations.

Home and Building Products

	For the Years Ended September 30,
	2024		2023		2022

Residential repair and remodel	$769,691		$757,088		$736,525
Residential new construction	134,546		131,305		140,291
Residential	904,237		888,393		876,816
Commercial	684,388		700,112		630,066
Total Revenue	$1,588,625		$1,588,505		$1,506,882

Adjusted EBITDA	$501,001	31.5%	$510,876	32.2%	$412,738	27.4%

Depreciation and amortization	$15,349		$15,066		$16,539

2024 Compared to 2023
HBP revenue in 2024 was consistent with the prior year reflecting increased residential volume offset by reduced commercial volume.

HBP Adjusted EBITDA in 2024 decreased 2% to $501,001 compared to $510,876 in 2023 primarily resulting from increased labor and distribution costs.

Segment depreciation and amortization increased $283 from the comparable prior year period primarily due to depreciation and amortization on assets placed in service.

2023 Compared to 2022
HBP revenue in 2023 increased $81,623, or 5%, compared to 2022, due to favorable commercial and residential pricing and mix of 8%, partially offset by a decline in volume of 3%. The volume decrease was primarily driven by residential, partially offset by commercial.

HBP Adjusted EBITDA in 2023 increased 24% to $510,876 compared to $412,738 in 2022. Adjusted EBITDA benefited from the increased revenue noted above and reduced material costs, partially offset by increased labor, transportation, advertising and marketing costs.

Segment depreciation and amortization decreased $1,473 from the prior year period primarily due to fully depreciated assets.

Consumer and Professional Products

	For the Years Ended September 30,
	2024		2023		2022

United States	$638,782		$716,098		$858,956
Europe	52,933		51,041		106,471
Canada	67,375		75,477		92,930
Australia	251,778		231,764		258,945
All other countries	24,027		22,298		24,304
Total Revenue	$1,034,895		$1,096,678		$1,341,606

Adjusted EBITDA	$72,632	7.0%	$50,343	4.6%	$99,308	7.4%

Depreciation and amortization	$44,797		$49,811		$47,562

2024 Compared to 2023

CPP revenue in 2024 decreased $61,783, or 6%, compared to 2023, primarily resulting from decreased volume driven by reduced consumer demand in North America, partially offset by increased volume in Australia, inclusive of the Pope acquisition (1%).

CPP adjusted EBITDA in 2024 increased 44% to $72,632 compared to $50,343 in 2023, primarily due to improved North American production costs and improved margins in Australia, partially offset by the unfavorable impact of the reduced volume noted above.

Segment depreciation and amortization decreased $5,014 compared to the prior year period, primarily due to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with restructuring activities.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after this acquisition.

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

CPP Global Sourcing Strategy Expansion and Restructuring Charges
Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024.

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning. These actions will be essential for CPP to achieve its target of 15% EBITDA margin while enhancing free cash flow through improved working capital and significantly reduced capital expenditures.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. Cash charges included $22,628 for one-time termination benefits and other personnel-related costs and $28,454 for facility exit and other related costs. Non-cash charges included a $22,018 impairment charge related to certain fixed assets at several manufacturing locations and $60,677 to adjust inventory to net realizable value. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which through September 30, 2024 were $13,271, and excludes future proceeds from the sale of remaining real estate and equipment.

	Cash Charges		Non-Cash Charges
	Personnel related costs	Facilities, exit costs and other	Facilities, inventory and other	Total	Capital Investments
Total 2023 restructuring charges	$(16,772)	(16,764)	(58,932)	(92,468)	—
Total 2024 restructuring charges	(5,856)	(11,690)	(23,763)	(41,309)	(2,678)
Total cumulative charges	$(22,628)	$(28,454)	$(82,695)	$(133,777)	$(2,678)

Unallocated Amounts

For 2024, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $60,031 compared to $55,887 in 2023, with the increase primarily related to increases in Employee Stock Ownership Plan (ESOP) expenses driven by the increase in Griffon's share price, partially offset by a decrease in other compensation related expenses.

For 2023, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $55,887 compared to $53,888 in 2022, with the increase primarily due to stock compensation expense.

Depreciation and Amortization

Depreciation and amortization of $60,704 in 2024 compared to $65,445 in 2023; the decrease primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Depreciation and amortization of $65,445 in 2023 compared to $64,658 in 2022; the increase was primarily due to depreciation for new assets placed in service and a full year of depreciation and amortization related to the Hunter Fan acquisition.

Comprehensive Income (Loss)

During 2024, total other comprehensive income (loss), net of taxes, of $11,986 included a gain of $10,137 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollar, all in comparison to the U.S. Dollar; a $1,538 gain from pension and other post-retirement benefits, primarily related to asset returns and amortization.; and a $311 gain on cash flow hedges.
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

DISCONTINUED OPERATIONS

Defense Electronics

On September 27, 2021, Griffon announced it was exploring strategic alternatives for its Defense Electronics segment, which consisted of Telephonics Corporation ("Telephonics"), and on June 27, 2022, Griffon completed the sale of Telephonics for $330,000, excluding customary post-closing adjustments, primarily related to working capital. As a result, Griffon classified the results of operations of the Telephonics business as a discontinued operation in the Consolidated Statements of Operations in fiscal 2022. Accordingly, all references made to results and information in this Annual Report on Form 10-K are to Griffon's continuing operations unless noted otherwise.

At September 30, 2024 and 2023, Griffon's discontinued assets and liabilities included the Company's obligation of $7,768 and $11,798, respectively, primarily related to insurance claims, income taxes, product liability, warranty claims and environmental reserves. Griffon's assets for discontinued operations primarily relate to insurance claims. See Note 8, Discontinued Operations.

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

As of September 30, 2024, the amount of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries was $46,100. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial to the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the fiscal year ended September 30, 2024, the Company generated $380,042 of net cash from continuing operating activities and, as of September 30, 2024, the Company had $379,310 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $114,438 at September 30, 2024.

The table below provides a summary of the Consolidated Statements of Cash Flows for the periods indicated.

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2024	2023
Net Cash Flows Provided By (Used In):
Operating activities	$380,042	$431,765
Investing activities	(64,999)	(45,211)
Financing activities	(298,748)	(400,162)
Cash provided by operating activities from continuing operations for 2024 was $380,042 compared to $431,765 in 2023, a decrease of $51,723. In both 2024 and 2023, cash provided by operating activities reflected increased cash generated from operations at HBP, and a net decrease in net working capital, primarily driven by decreases in inventory.

Cash flows from investing activities from continuing operations is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During 2024, Griffon used $64,999 in investing activities from continuing operations compared to $45,211 in 2023. During 2024, cash flows used in investing activities from continuing operations primarily consisted of capital expenditures of $68,399 and payments to acquire businesses, net of cash acquired of $14,579, partially offset by $14,479 of proceeds primarily from the sale of buildings and equipment associated with CPP's restructuring activities and $3,500 escrow proceeds released from the sale of Telephonics. During 2023, cash flows used in investing activities from continuing operations primarily consisted of a working capital adjustment payment of $2,568 related to the sale of Telephonics and capital expenditures of $63,604 that included the purchase of two buildings for approximately $29,207, partially offset by proceeds totaling $20,961 from the sale of two buildings.

Cash used in financing activities from continuing operations was $298,748 in 2024 compared to $400,162 in 2023. During 2024, cash flows used in financing activities from continuing operations primarily consisted of the purchase of shares in connection with the board authorized share repurchase program and to satisfy withholding taxes on vesting of restricted stock totaling $309,916 and the payment of dividends of $35,806, partially offset by net proceeds from long-term debt of $48,222, primarily related to the Revolver. During 2023, cash flows used in financing activities from continuing operations primarily consisted of net repayments of long-term debt of $99,223, primarily related to the Revolver, the payoff of AMES UK loans and a prepayment of $25,000 aggregate principal amount of the Term Loan B; the purchase of treasury shares in connection with the board authorized share repurchase program and to satisfy withholding taxes on vesting of restricted stock totaling $163,970; and the payment of dividends of $133,814.

During 2024, the Board of Directors approved four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On November 12, 2024, the Board of Directors declared a cash dividend of $0.18 per share, payable on December 18, 2024 to shareholders of record as of the close of business on November 25, 2024.

During 2024, 595,464 shares, with a market value of $34,330, or $57.65 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock.

During 2024, Griffon purchased 4,771,959 shares of common stock under these repurchase programs, for a total of $274,490, or $57.52 per share, excluding excise taxes. As of September 30, 2024, $32,693 remained under these Board authorized repurchase programs. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions.

During the year ended September 30, 2024, we accrued $2,772 in connection with the share repurchases described above, which was partially offset by the reversal of $462 of excise taxes to adjust for a benefit related to employee vesting and a $510 net benefit on ESOP contributions. As of September 30, 2024, $3,101 was accrued for excise taxes related to employee share repurchases.

Subsequent to September 30, 2024 and through November 12, 2024, Griffon purchased 481,379 shares of its common stock for a total of $32,693, or $67.91 per share under Board authorized share repurchase programs. On November 13, 2024, Griffon announced that the Board of Directors approved a new $400,000 share repurchase authorization.

During 2024, cash used in discontinued operations from operating activities of $2,776 primarily related to the settling of certain liabilities, primarily stay bonuses, associated with the disposition of Telephonics, and environmental and other costs related to other discontinued businesses. During 2023, cash used in discontinued operations from operating activities of $2,994 primarily related to the settling of certain liabilities, primarily stay bonuses, associated with the disposition of Telephonics, and environmental and other costs related to other discontinued businesses.

Debt

At September 30, 2024 and 2023, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2024	2023
Cash and equivalents	$114,438	$102,889
Notes payables and current portion of long-term debt	$8,155	$9,625
Long-term debt, net of current maturities	1,515,897	1,459,904
Debt discount and issuance costs	15,633	20,283
Total debt	1,539,685	1,489,812
Debt, net of cash and equivalents	$1,425,247	$1,386,923
During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes.

During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2024, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $957,716 on September 30, 2024 based upon quoted market prices (level 1 inputs). At September 30, 2024, $6,900 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of unamortized debt issuance costs of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of September 30, 2024, the Term Loan B outstanding balance was $457,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. Furthermore, the amendment stipulates that if Griffon prepays all or a portion of the Term Loan B within six months of the amendment date, Griffon will be required to pay a premium equal to 1% of the amount prepaid. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment in the Company's Consolidated Statement of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At September 30, 2024, unamortized costs of $5,420 related to the existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.85% as of September 30, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds; and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty, subject to a prepayment premium of 1% in connection with the above repricing transaction with respect to any prepayments within the six months following the closing date of June 26, 2024. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $457,571 on September 30, 2024 based upon quoted market prices (level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.95% at September 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (6.98% at September 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.00% at September 30, 2024).

At September 30, 2024, under the Credit Agreement, there were $107,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $13,190; and $379,310 was available, subject to certain loan covenants, for borrowing at that date.

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

In November 2012, Garant G.P. ("Garant"), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA plus 1.3% per annum (5.46% as of September 30, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At September 30, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,135 as of September 30, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (5.55% at September 30, 2024). At September 30, 2024, there was no balance outstanding under the receivable purchase facility with AUD $30,000 ($20,619 as of September 30, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

At September 30, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of adjusted EBITDA (as defined above) and stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.6x at September 30, 2024.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $457,000 on September 30, 2024, and the Revolver, which matures in 2028 and has an outstanding balance of $107,500. The Term Loan B accrues interest at the Term SOFR rate plus a spread of 2.00% (6.85% as of September 30, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.95% at September 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (6.98% at September 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.00% at September 30, 2024).

Griffon's purchase obligations, which are generally for the purchase of goods and services in the ordinary course of business over the next twelve months is approximately $195,227. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm.

Griffon rents real property and equipment under operating leases expiring at various dates. Operating lease obligations over the next twelve months is approximately $45,291. Refer to Note 22 - Leases.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2024, Home Depot represented 11% of Griffon’s consolidated revenue, 8% of HBP's revenue and 15% of CPP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of September 30, 2024 and September 30, 2023 and for the years ended September 30, 2024 and 2023. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended		For the Year Ended
	September 30, 2024		September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$2,147,788	$—	$2,190,636
Gross profit	$—	$871,822	$—	$800,477
Income (loss) from operations	$(25,982)	$408,181	$(42,948)	$228,346
Equity in earnings of Guarantor subsidiaries	$283,959	$—	$149,981	$—
Net income (loss)	$(74,331)	$283,959	$(85,770)	$149,981

Summarized Balance Sheet Information

	For the Year Ended		For the Year Ended
	September 30, 2024		September 30, 2023
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$58,194	$635,767	$51,701	$707,929
Non-current assets	12,558	1,307,839	13,954	1,317,575
Total assets	$70,752	$1,943,606	$65,655	$2,025,504

Current liabilities	$69,556	$213,234	$76,460	$226,532
Long-term debt	1,515,669	222	1,459,952	—
Other liabilities	23,033	237,432	(9,994)	271,985
Total liabilities	$1,608,258	$450,888	$1,526,418	$498,517

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

As of September 30, 2024, the balance of goodwill on our balance sheet is $329,393 and indefinite-lived intangibles representing our trademarks is $291,803. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test, the assessment is based on both an income-based and market-based valuation approach. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

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

In connection with the preparation of our financial statements for the fiscal years ended September 30, 2024, 2023 and 2022, Griffon performed its annual impairment testing of its goodwill and indefinite-lived intangibles. Griffon performed a quantitative assessment of the CPP reporting units and indefinite lived intangible assets. The assessments in both fiscal 2024 and 2023 did not result in an impairment to goodwill, however, for fiscal 2022, the impairment test resulted in a pre-tax, non-cash goodwill impairment charge of $342,027 to the CPP reporting units. For the HBP reporting unit, we performed a qualitative assessment and determined that indicators that fair value was less than the carrying amount were not present in fiscal years 2024, 2023 and 2022.

Also, in 2024, the impairment test did not result in impairment charges to CPP's gross carrying amount of intangible assets; however, in 2023 and 2022, the impairment tests did result in pre-tax non-cash impairment charges totaling $109,200 and $175,000, respectively, to CPP's gross carrying amount of trademarks. Griffon performed qualitative assessments for the HBP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present in fiscal 2024, 2023 and 2022. A 100-basis point increase in the discount rate would have resulted in an additional impairment charge to our indefinite-lived intangible assets of $16,200 and no additional impairment to goodwill for the year ended September 30, 2024.

Long-lived assets, such as customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. As of September 30, 2024 and 2023, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups as of September 30, 2024 and 2023.

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

Griffon's amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have a Canadian Overnight Repo Rate Average rate (CORRA) and Bank Bill Swap rate (BBSY) based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, CORRA or BBSY would not have a material impact on Griffon’s results of operations or liquidity.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP (PCAOB ID 248) are included herein:

▪Report of Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets at September 30, 2024 and 2023.
▪Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2024, 2023 and 2022.
▪Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022.
▪Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024, 2023 and 2022.
▪Notes to Consolidated Financial Statements.
▪Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

CPP Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

As described further in notes 1 and 7 to the consolidated financial statements, the Company tests goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. The Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of September 30, 2024. A quantitative assessment of the goodwill and indefinite-lived intangible assets was performed for the Consumer and Professional Products ("CPP") reporting units.

The CPP reporting units' goodwill was tested for impairment by comparing the estimated fair value of the reporting units to their respective carrying values. The estimated fair value of the CPP reporting units was determined using a combination of the income-based and market-based valuation methodologies, which include the present value of expected future cash flows and the use of market assumptions specific to the reporting units. The Company used prospective financial information to which discount rates were applied to calculate the estimated fair value.

Similarly to goodwill, CPP's indefinite-lived intangible assets were tested for impairment by comparing the estimated fair value of the indefinite-lived intangible assets to their carrying value using a relief from royalty valuation method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We identified the Company's annual impairment testing of the CPP reporting units’ goodwill and certain indefinite-lived intangible assets as a critical audit matter.

The principal considerations for our determination that the CPP annual impairment testing is a critical audit matter are as follows: The determination of the fair value of reporting units and indefinite-lived intangible assets require management to make significant estimates and assumptions related to forecasts of future cash flows, such as revenue growth rates, discount rates, weighted average cost of capital, and specifically for indefinite-lived intangibles, royalty rates. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rates requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. Similarly, determining the royalty rates requires management to evaluate hypothetical royalty payments that are saved by owning the asset rather than licensing it. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting units and indefinite-lived intangible assets. In turn, auditing these judgments and assumptions requires a high degree of auditor judgment.

Our audit procedures related to the CPP quantitative impairment testing included the following: We tested the design and operating effectiveness of controls relating to the impairment testing, including the Company’s ability to develop the estimates utilized in calculating the fair value of the CPP reporting units and certain indefinite-lived intangible assets. Such estimates included revenue growth rates, discount rates, weighted average cost of capital and specifically for indefinite-lived intangible assets, royalty rates. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation methodologies utilized and assessed the appropriateness of inputs utilized. We also evaluated the qualifications of those responsible for preparing the calculations of fair values. We tested key inputs, significant judgments and estimates utilized in performing the annual impairment test, as follows: a) tested revenue growth rates by comparing to historical trends and industry expectations, performed a sensitivity analysis over revenue growth rates and assessed management’s historical ability to accurately forecast; b) tested discount rates by comparing to historical rates and industry expectations, compared rates to market comparable companies, independently calculated discount rates for comparison to those used by management, performed a sensitivity analysis over discount rates, and tested weighted average cost of capital by analyzing the implied discount rate and independently calculated a weighted-average discount rate compared to the rate utilized by management; and c) for indefinite-lived intangible assets, tested royalty rates by comparing to comparable licensing agreements, and performed a sensitivity analysis over royalty rates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

New York, New York
November 13, 2024

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2024	At September 30, 2023
CURRENT ASSETS
Cash and equivalents	$114,438	$102,889
Accounts receivable, net of allowances of $10,986 and $11,264	312,765	312,432
Inventories	425,489	507,130
Prepaid and other current assets	61,604	57,139
Assets held for sale	14,532	—
Assets of discontinued operations	648	1,001
Total Current Assets	929,476	980,591
PROPERTY, PLANT AND EQUIPMENT, net	288,297	279,218
OPERATING LEASE RIGHT-OF-USE ASSETS	171,211	169,942
GOODWILL	329,393	327,864
INTANGIBLE ASSETS, net	618,782	635,243
OTHER ASSETS	30,378	21,731
ASSETS OF DISCONTINUED OPERATIONS	3,417	4,290
Total Assets	$2,370,954	$2,418,879
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,155	$9,625
Accounts payable	119,354	116,646
Accrued liabilities	181,918	193,098
Current portion of operating lease liabilities	35,065	32,632
Liabilities of discontinued operations	4,498	7,148
Total Current Liabilities	348,990	359,149
LONG-TERM DEBT, net	1,515,897	1,459,904
LONG-TERM OPERATING LEASE LIABILITIES	147,369	147,224
OTHER LIABILITIES	130,540	132,708
LIABILITIES OF DISCONTINUED OPERATIONS	3,270	4,650
Total Liabilities	2,146,066	2,103,635
COMMITMENTS AND CONTINGENCIES - See Note 16
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 84,746 in both 2024 and 2023	21,187	21,187
Capital in excess of par value	677,028	662,680
Retained earnings	461,442	281,516
Treasury shares, at cost, 36,443 common shares and 31,684 common shares, respectively	(876,527)	(577,686)
Accumulated other comprehensive loss	(58,024)	(70,010)
Deferred compensation	(218)	(2,443)
Total Shareholders’ Equity	224,888	315,244
Total Liabilities and Shareholders’ Equity	$2,370,954	$2,418,879

 The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2024	2023	2022
Revenue	$2,623,520	$2,685,183	$2,848,488
Cost of goods and services	1,603,585	1,736,362	1,911,602
Gross profit	1,019,935	948,821	936,886
Selling, general and administrative expenses	621,638	642,734	608,926
Goodwill and intangible asset impairments	—	109,200	517,027
Total operating expenses	621,638	751,934	1,125,953
Income (loss) from continuing operations	398,297	196,887	(189,067)
Other income (expense)
Interest expense	(104,086)	(101,445)	(84,379)
Interest income	2,434	2,094	215
Gain (loss) on sale of buildings	(61)	12,655	—
Debt extinguishment, net	(1,700)	(437)	(4,529)
Other, net	1,766	2,928	6,881
Total other income (expense)	(101,647)	(84,205)	(81,812)
Income (loss) before taxes from continuing operations	296,650	112,682	(270,879)
Provision for income taxes	86,753	35,065	16,836
Income (loss) from continuing operations	209,897	77,617	(287,715)
Discontinued operations:
Income before tax from discontinued operations	—	—	116,345
Provision for income taxes	—	—	20,188
Income from discontinued operations	—	—	96,157
Net income (loss)	$209,897	$77,617	$(191,558)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$4.41	$1.49	$(5.57)
Income from discontinued operations	—	—	1.86
Basic earnings (loss) per common share	$4.41	$1.49	$(3.71)
Weighted-average shares outstanding	47,573	52,111	51,672
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$4.23	$1.42	$(5.57)
Income from discontinued operations	—	—	1.86
Diluted earnings (loss) per common share	$4.23	$1.42	$(3.71)
Weighted-average shares outstanding	49,668	54,612	51,672

Net income (loss)	$209,897	$77,617	$(191,558)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10,137	8,447	(37,920)
Pension and other post retirement plans	1,538	6,634	1,503
Gain (loss) on cash flow hedge	311	(2,353)	(344)
Total other comprehensive income (loss), net of taxes	11,986	12,728	(36,761)
Comprehensive income (loss)	$221,883	$90,345	$(228,319)

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income (loss)	$209,897	$77,617	$(191,558)
Net income from discontinued operations	—	—	(96,157)
Income (loss) from continuing operations	$209,897	$77,617	$(287,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	60,704	65,445	64,658
Fair value write-up of acquired inventory sold	491	—	5,401
Stock-based compensation	26,838	41,112	33,135
Goodwill and intangible asset impairments	—	109,200	517,027
Asset impairment charges - restructuring	23,763	58,932	4,831
Provision for losses on accounts receivable	636	971	1,416
Amortization of deferred financing costs and debt discounts	4,202	4,232	3,775
Debt extinguishment, net	1,700	437	4,529
Deferred income tax provision (benefit)	3,574	(37,795)	(56,706)
Gain on sale of assets and investments	(61)	(12,960)	(469)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable	4,243	51,119	(20,662)
(Increase) decrease in inventories	73,582	129,209	(106,753)
(Increase) decrease in prepaid and other assets	(925)	621	(20,005)
Decrease in accounts payable, accrued liabilities and income taxes payable	(30,732)	(67,843)	(96,372)
Other changes, net	2,130	11,468	13,150
Net cash provided by operating activities - continuing operations	380,042	431,765	59,240
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(68,399)	(63,604)	(42,488)
Acquired business, net of cash acquired	(14,579)	—	(851,464)
Proceeds (payments) from investments	—	—	14,923
Proceeds (payments) from sale of business, net	3,500	(2,568)	295,712
Proceeds from sale of property, plant and equipment	14,479	20,961	90
Net cash used in investing activities - continuing operations	(64,999)	(45,211)	(583,227)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(35,806)	(133,814)	(126,677)
Purchase of shares for treasury	(309,916)	(163,970)	(10,886)
Proceeds from long-term debt	217,000	122,558	1,058,909
Payments of long-term debt	(168,778)	(221,781)	(511,194)
Financing costs	(907)	(3,025)	(17,065)
Other, net	(341)	(130)	258
Net cash provided by (used in) financing activities - continuing operations	(298,748)	(400,162)	393,345

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(2,776)	(2,994)	10,198
Net cash used in investing activities	—	—	(2,627)
Net cash provided by (used in) discontinued operations	(2,776)	(2,994)	7,571
Effect of exchange rate changes on cash and equivalents	(1,970)	(693)	(5,398)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,549	(17,295)	(128,469)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	102,889	120,184	248,653
CASH AND EQUIVALENTS AT END OF PERIOD	$114,438	$102,889	$120,184
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$100,676	$99,833	$78,274
Cash paid for taxes	102,978	70,937	80,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST

Balance at 9/30/2021	84,375	$21,094	$602,181	$669,998	27,762	$(416,850)	$(45,977)	$(23,288)	$807,158
Net loss	—	—	—	(191,558)	—	—	—	—	(191,558)
Dividends	—	—	—	(134,380)	—	—	—	—	(134,380)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	422	(10,886)	—	—	(10,886)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,483	10,483
Equity awards granted, net	371	93	(7,713)	—	(502)	7,620	—	—	—
ESOP allocation of common stock	—	—	15,729	—	—	—	—	—	15,729
Stock-based compensation	—	—	17,785	—	—	—	—	—	17,785
Other comprehensive income, net of tax	—	—	—	—	—	—	(36,761)	—	(36,761)
Balance at 9/30/2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	77,617	—	—	—	—	77,617
Dividends	—	—	—	(140,161)	—	—	—	—	(140,161)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	366	(12,990)	—	—	(12,990)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,362	10,362
Common stock acquired	—	—	—	—	4,143	(152,279)	—	—	(152,279)
Equity awards granted, net	—	—	(7,699)	—	(507)	7,699	—	—	—
ESOP allocation of common stock	—	—	21,868	—	—	—	—	—	21,868
Stock-based compensation	—	—	20,529	—	—	—	—	—	20,529
Other comprehensive income, net of tax	—	—	—	—	—	—	12,728	—	12,728
Balance at 9/30/2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	209,897	—	—	—	—	209,897
Dividends	—	—	—	(29,971)	—	—	—	—	(29,971)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	595	(34,330)	—	—	(34,330)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,225	2,225
Common stock acquired including excise taxes	—	—	—	—	4,772	(277,896)	—	—	(277,896)
Equity awards granted, net	—	—	(12,875)	—	(608)	12,875	—	—	—
ESOP allocation of common stock including excise taxes	—	—	8,918	—	—	510	—	—	9,428
Stock-based compensation	—	—	18,305	—	—	—	—	—	18,305
Other comprehensive income, net of tax	—	—	—	—	—	—	11,986	—	11,986
Balance at 9/30/2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888

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

Description of business

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024. Refer to Note 10 - Restructuring Charges for further details.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market.

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

Discontinued operations

As of September 30, 2024 and 2023, assets and liabilities of discontinued operations was associated with Installations Services and other discontinued activities, which primarily consisted of insurance claims, product liability, warranty and environmental reserves. For the year ended September 30, 2022, discontinued operations included the Telephonics business in our Consolidated Statements of Operations and Comprehensive Income (Loss), which has been segregated from Griffon's continuing operations. There was no reported revenue for the years ended September 30, 2024, 2023 and 2022 for Installations Services and other discontinued operations. See Note 8, Discontinued Operations.

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

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities. Griffon had cash in non-U.S. bank accounts of approximately $46,100 and $45,500 at September 30, 2024 and 2023, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $957,716 and $457,571, respectively, on September 30, 2024. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,819 at September 30, 2024 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets and $634 are included in Other current assets on the Consolidated Balance Sheets.

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

At September 30, 2024 and 2023, Griffon had $67,500 and $11,000 of Australian dollar contracts at a weighted average rate of $1.47 and $1.45, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement (level 2 inputs). Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). Accumulated Other Comprehensive Income (AOCI) included deferred losses of $660 ($462, net of tax) at September 30, 2024 and deferred gains of $765 ($536, net of tax) at September 30, 2023. Upon settlement, gains of $1,120, $3,991 and $5,477 were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS during 2024, 2023 and 2022, respectively. All contracts expire in 30 days to 240 days.

At September 30, 2024 and 2023, Griffon had $20,500 and $52,000 of Chinese Yuan contracts at a weighted average rate of $7.11 and $7.00, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement (level 2 inputs). Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred gains of $410 ($300, net of tax) and deferred losses of $1,721 ($1,257, net of tax) at September 30, 2024 and 2023, respectively. Upon settlement, losses of $1,936, $2,313 and $736 were recorded in COGS during 2024, 2023 and 2022, respectively. All contracts expire in 9 to 184 days.

At September 30, 2024 and 2023, Griffon had $13,497 and $3,700, respectively, of Canadian dollar contracts at a weighted average rate of $1.35 and $1.36, respectively. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value losses of $67 and fair value gains of $60 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2024 and 2023, respectively. Realized gains (losses) of $98, $336 and $247 were recorded in Other income during 2024, 2023 and 2022, respectively. All contracts expire in 1 to 359 days.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Pension plan assets with a fair value of $158,705 at September 30, 2024, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

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

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates during the applicable fiscal year. Adjustments resulting from currency translation are recorded in AOCI as cumulative translation adjustments. The Company recognized cumulative translation gains during 2024 and 2023 of $10,137 and $8,447, respectively. As of September 30, 2024 and 2023, the cumulative foreign currency translation recorded in AOCI was a loss of $38,586 and $48,723, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income as a component of Other income (expense).

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

Refer to Note 2 - Revenue for more detail.

Accounts receivable, expected loss allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, Home Depot was 12%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2024 and 2023 were $64,211 and $106,166, respectively.

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

Long-lived assets, including definite intangible assets

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

Depreciation expense, which includes amortization of assets under capital leases, was $37,901, $43,056 and $46,443 in 2024, 2023 and 2022, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $16,510, $17,598 and $16,683 in 2024, 2023 and 2022, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.
Capitalized interest costs included in Property, plant and equipment were $2,228, $1,463 and $1,739 for the years ended September 30, 2024, 2023 and 2022, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2024 was approximately $232,857.

Long-lived assets, including customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, generally eight to twenty-five years, and involves significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. For the fiscal years ended September 30, 2024 and 2023, we tested long-lived definite intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups.

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

In connection with the preparation of our financial statements for the fiscal years ended September 30, 2024, 2023 and 2022, Griffon performed its annual impairment testing of its goodwill and indefinite-lived intangibles. Griffon performed a quantitative assessment of the CPP reporting units and indefinite-lived intangible assets. The assessments in both fiscal 2024 and 2023 did not result in an impairment to goodwill, however, for the fiscal 2022, the impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027 to the CPP reporting units. For the HBP reporting unit, we performed a qualitative assessment and determined that indicators that fair value was less than the carrying amount were not present in fiscal years 2024, 2023 and 2022.

During the years ended September 30, 2024, 2023 and 2022, the Company compared the estimated fair values of its CPP indefinite-lived intangibles to their carrying amounts using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. The Company then compared the estimated fair values of each trademark to their carrying amounts. For the year ended September 30, 2024, the impairment test did not result in impairment charges to CPP's gross carrying amount of intangible assets; however, for the years ended September 30, 2023 and 2022, the impairment tests resulted in pre-tax non-cash impairment charges of $109,200 and $175,000, respectively, to the gross carrying amount of trademarks in the CPP segment. Griffon performed qualitative assessments for the HBP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present in fiscal 2024, 2023 and 2022.

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

Research and development costs, shipping and handling costs and advertising costs

Research and development costs are charged to SG&A expense as incurred and amounted to approximately $19,400 in 2024, $18,100 in 2023 and $15,600 in 2022.

Total shipping and handling costs included in both COGS and SG&A were $125,120 in 2024, $123,100 in 2023 and $130,830 in 2022, of which $68,400 in 2024, $67,300 in 2023 and $69,000 in 2022 were included in SG&A. Advertising costs, which are expensed as incurred in SG&A, was $25,600 in 2024, $28,400 in 2023 and $26,700 in 2022.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The Company’s non-service cost components of net periodic benefit plan cost was an expense (benefit) of $137, $866 and $(4,256) during 2024, 2023, and 2022 respectively.

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

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands disclosures regarding a public entity’s reportable segments and requires additional information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard does not change the definition of operating segments. This standard is effective for the Company beginning with our fiscal year 2025, with early adoption permitted. The Company is currently evaluating the potential changes to its reportable segment disclosures and related impact on its business and financial reporting processes and information technology systems. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosure. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign, (2) continuing operations pre-tax income between domestic and foreign, and (3) continuing operations income tax expense by federal, state and foreign. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026, with retrospective application permitted. The Company is currently evaluating the potential changes to its income tax disclosures and related impact on its financial reporting processes and information technology systems. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

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
See Note 19 - Reportable Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
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

On July 1, 2024, Griffon announced that its subsidiary, AMES expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. The purchase price was preliminarily allocated to inventory of AUD 16,581 (approximately $11,051), goodwill of AUD 2,225 (approximately $1,483) and acquired intangibles, net of deferred taxes, of AUD 2,940 (approximately $1,960), which was assigned to the CPP segment, and is not deductible for income tax purposes.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Proforma For the Year Ended September 30, (unaudited)
2022
Revenue	$2,938,998
Income (loss) from continuing operations	(288,062)

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

During the years ended September 30, 2024 and 2022, SG&A included acquisition costs of $441 and $9,303, respectively. During the year ended September 30, 2023, acquisition related costs were de minimis.

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2024	At September 30, 2023
Raw materials and supplies	$92,366	$127,342
Work in process	13,923	12,070
Finished goods	319,200	367,718
Total	$425,489	$507,130

In connection with the Company's restructuring activities described in Note 10, Restructuring Charges, during the years ended September 30, 2024, and September 30, 2023, CPP recorded inventory impairment charges of $23,763 and $37,100, respectively, to adjust inventory to its net realizable value.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2024	At September 30, 2023
Land, building and building improvements	$153,076	$169,923
Machinery and equipment	472,030	447,972
Leasehold improvements	37,833	33,740
	662,939	651,635
Accumulated depreciation and amortization	(374,642)	(372,417)
Total	$288,297	$279,218

In connection with the expansion of CPP's global sourcing strategy which has been completed as of September 30, 2024, certain owned manufacturing locations which concluded operations have met the criteria to be classified as held for sale, and the net book value of these properties as of September 30, 2024 totaled $14,532.
Except as described in Note 10, Restructuring Charges, no event or indicator of impairment occurred during the years ended September 30, 2024 and September 30, 2023, which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, October 1, 2022	$12,137
Provision for expected credit losses	971
Amounts written off charged against the allowance	(1,186)
Other, primarily foreign currency translation	(658)
Ending Balance, September 30, 2023	$11,264
Provision for expected credit losses	636
Amounts written off charged against the allowance	(1,325)
Other, primarily foreign currency translation	411
Ending Balance, September 30, 2024	$10,986

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 7 — GOODWILL AND INTANGIBLES

Goodwill at September 30, 2024 and 2023 was $329,393 and $327,864, respectively. For the fiscal years ended September 30, 2024, 2023 and 2022, the Company performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach, which did not result in a goodwill impairment in fiscal 2024 and 2023, however, for the fiscal year ended September 30, 2022, the impairment tests resulted in a pre-tax, non-cash goodwill impairment charge of $342,027 to the CPP reporting units. For the HBP reporting unit, we performed a qualitative assessment and determined that indicators that fair value was less than the carrying amount were not present in fiscal years 2024, 2023 and 2022.

The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2024, 2023 and 2022.

	At September 30, 2022	Goodwill from acquisitions (a)	At September 30, 2023	Goodwill from acquisitions (b)	Foreign currency translation adjustments	At September 30, 2024
Consumer and Professional Products	$144,537	$(7,926)	$136,611	$1,483	$46	$138,140
Home and Building Products	191,253	—	191,253	—	—	191,253
Total	$335,790	$(7,926)	$327,864	$1,483	$46	$329,393
(a) The adjustment to goodwill is in connection with the acquisition of Hunter in 2022.
(b) The change in goodwill for the CPP segment relates to the acquisition of Pope in 2024.

During the years ended September 30, 2024, 2023 and 2022, the Company compared the estimated fair values of its CPP indefinite-lived intangibles to their carrying amounts using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. The Company then compared the estimated fair values of each trademark to their carrying amounts. For the year ended September 30, 2024, the impairment test did not result in impairment charges to CPP's gross carrying amount of intangible assets; however, for the years ended September 30, 2023 and 2022, the impairment tests resulted in pre-tax non-cash impairment charges of $109,200 and $175,000, respectively, to the gross carrying amount of our trademarks in the CPP segment. Griffon performed qualitative assessments for the HBP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present during 2024, 2023 and 2022.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2024			At September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other (1)	$450,784	$134,296	17	$443,164	$113,057
Unpatented technology	17,350	6,859	10	15,504	3,815
Total amortizable intangible assets	468,134	141,155		458,668	116,872
Trademarks (1)	291,803	—		293,447	—
Total intangible assets	$759,937	$141,155		$752,115	$116,872
 ____________________________
(1) On October 1, 2023, the Company reclassified certain indefinite-lived trademark intangible assets, with a combined carrying value of $4,100, to definite-lived intangible assets. The change resulted from the anticipated future life of these trademarks. We commenced amortizing these assets on a straight-line basis over a five-year useful life.

In 2024, the gross carrying amount of intangible assets was impacted by acquired intangibles from the Pope acquisition and $5,022 related to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $22,803, $22,389 and $18,215 in 2024, 2023, and 2022, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2025 - $22,708; 2026 - $22,107; 2027 - $22,107; 2028 - $22,107 and 2029 - $22,107; thereafter - $215,843.

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

Defense Electronics (DE or Telephonics)

For the year ended September 30, 2022, the following amounts related to Telephonics have been segregated from Griffon's continuing operations and are reported as discontinued operations:

For the Year Ended September 30,
2022
Revenue	$161,061
Cost of goods and services	125,208
Gross profit	35,853
Selling, general and administrative expenses	26,423
Income from discontinued operations	9,430
Other income (expense)
Gain on sale of business	107,517
Interest income, net	2
Other, net	(604)
Total other income (expense)	106,915
Income from discontinued operations before tax	116,345
Provision for income taxes	20,188
Income from discontinued operations	$96,157

For the year ended September 30, 2022, depreciation and amortization was excluded from the results since DE was classified as a discontinued operation and, accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization for fiscal 2022 would have been approximately $7,442 through the date of disposition on June 27, 2022.

The following amounts summarize the total assets and liabilities related to Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	At September 30, 2024	At September 30, 2023
Assets of discontinued operations:
Prepaid and other current assets	$648	$1,001
Other long-term assets	3,417	4,290
Total assets of discontinued operations	$4,065	$5,291

Liabilities of discontinued operations:
Accrued liabilities, current	$4,498	$7,148
Other long-term liabilities	3,270	4,650
Total liabilities of discontinued operations	$7,768	$11,798

At September 30, 2024 and 2023, Griffon’s liabilities for discontinued operations primarily related to insurance claims, income taxes, product liability, warranty claims and environmental reserves totaling $7,768 and $11,798, respectively. The decrease in assets and liabilities was primarily associated with insurance claims receivable and payable.

Except for revenue from the Telephonics business for the year ended September 30, 2022, as noted above, there was no reported revenue in 2024, 2023 and 2022 for Installations Services and other discontinued operations.

NOTE 9 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2024	At September 30, 2023
Compensation	$82,413	$77,558
Interest	4,532	4,317
Warranties and rebates	16,900	24,294
Insurance	12,535	10,619
Rent, utilities and freight	5,294	6,720
Income and other taxes	17,459	22,954
Marketing and advertising	5,401	7,008
Restructuring	12,998	19,658
Other	24,386	19,970
Total	$181,918	$193,098

NOTE 10 – RESTRUCTURING CHARGES

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024, ahead of the previously announced date of December 31, 2024.

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations, which have a total book value of $14,532, have met the held for sale criteria and have been classified as such on our Consolidated Balance Sheets as of September 30, 2024.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which through September 30, 2024 were $13,271, and excludes future proceeds from the sale of remaining real estate and equipment.

In the year ended September 30, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $41,309. Cash charges totaled $17,546 and non-cash, asset-related charges totaled $23,763; the cash charges included $5,856 for one-time termination benefits and other personnel related costs and $11,690 for facility exit costs. Non-cash charges related to $23,763 recorded to adjust inventory to net realizable value.

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
In the year ended September 30, 2022, CPP incurred pre-tax restructuring and related exit costs approximating $16,782. Cash charges totaled $11,951 and non-cash, asset-related charges totaled $4,831; the cash charges included $4,124 for one-time termination benefits and other personnel-related costs and $7,827 for facility exit costs. Non-cash charges included a $3,805 of inventory that have no recoverable value and $1,026 primarily related to disposal of fixed assets at several manufacturing locations. These restructuring charges related to the development of CPP's next-generation business platform, which was completed in fiscal 2022.
A summary of the restructuring and other related charges included in Cost of goods and services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations were as follows:

	For the Year Ended September 30,
	2024	2023	2022
Cost of goods and services	$35,806	$82,028	$7,964
Selling, general and administrative expenses	5,503	10,440	8,818
Total restructuring charges	$41,309	$92,468	$16,782

	For the Year Ended September 30,
	2024	2023	2022
Personnel related costs	$5,856	$16,772	$4,124
Facilities, exit costs and other	11,690	16,764	7,827
Non-cash facility and other	23,763	58,932	4,831
Total	$41,309	$92,468	$16,782

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non-Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2021	$418	$264	$—	$682
Charges	4,124	7,827	4,831	16,782
Payments	(4,156)	(7,827)	—	(11,983)
Non-cash charges (1)	—	—	(4,831)	(4,831)
Accrued liability at September 30, 2022	$386	$264	$—	$650
Charges	16,772	16,764	58,932	92,468
Payments	(3,051)	(11,477)	—	(14,528)
Non-cash charges (1)	—	—	(58,932)	(58,932)
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Charges	$5,856	11,690	23,763	41,309
Payments	(11,781)	(12,425)	—	(24,206)
Non-cash charges (1)	—	—	(23,763)	(23,763)
Accrued liability at September 30, 2024	$8,182	$4,816	$—	$12,998
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets and inventory that has no recoverable value in connection with certain facility closures.

NOTE 11 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $13,050 as of September 30, 2024 and $20,781 as of September 30, 2023. The long-term warranty liability was $1,239 at both September 30, 2024 and 2023.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2024	2023
Balance, beginning of period	$20,781	$16,786
Warranties issued and changes in estimated pre-existing warranties	23,253	21,301
Actual warranty costs incurred	(30,984)	(17,306)
Balance, end of period	$13,050	$20,781

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 — LONG-TERM DEBT

Debt at September 30, 2024 and 2023 consisted of the following:

		At September 30, 2024
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior Notes due 2028	(a)	$974,775	$169	$(6,900)	$968,044	5.75%
Term Loan B due 2029	(b)	457,000	(599)	(5,420)	450,981	Variable
Revolver due 2028	(b)	107,500	—	(2,859)	104,641	Variable
Non U.S. lines of credit	(d)	—	—	(2)	(2)	Variable
Other debt	(e)	410	—	(22)	388	Variable
Totals		1,539,685	(430)	(15,203)	1,524,052
less: Current portion		(8,155)	—	—	(8,155)
Long-term debt		$1,531,530	$(430)	$(15,203)	$1,515,897

		At September 30, 2023
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$218	$(8,920)	$966,073	5.75%
Term Loan B due 2029	(b)	463,000	(922)	(7,039)	455,039	Variable
Revolver due 2028	(b)	50,445	—	(3,606)	46,839	Variable
Non U.S. lines of credit	(d)	—	—	(3)	(3)	Variable
Other debt	(e)	1,592	—	(11)	1,581	Variable
Totals		1,489,812	(704)	(19,579)	1,469,529
less: Current portion		(9,625)	—	—	(9,625)
Long-term debt		$1,480,187	$(704)	$(19,579)	$1,459,904

Interest expense consists of the following for 2024, 2023 and 2022.

		Year Ended September 30, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.93%	$56,050	$(48)	$2,020	$58,022
Term Loan B due 2029	(b)	8.17%	36,193	163	1,304	37,660
Revolver due 2028	(b)	Variable	8,018	—	746	8,764
Non U.S. lines of credit	(d)	Variable	43	—	15	58
Other debt	(e)	Variable	586	1	1	588
Capitalized interest			(1,006)	—	—	(1,006)
Totals			$99,884	$116	$4,086	$104,086

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$56,050	$(48)	$2,020	$58,022
Term Loan B due 2029	(b)	7.49%	35,321	172	1,398	36,891
Revolver due 2028	(b)	Variable	4,282	—	646	4,928
Finance lease - real estate	(c)	5.60%	680	—	—	680
Non U.S. lines of credit	(d)	Variable	630	—	42	672
Other debt	(e)	Variable	392	—	2	394
Capitalized interest			(142)	—	—	(142)
Totals			$97,213	$124	$4,108	$101,445

		Year Ended September 30, 2022
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$57,105	$(48)	$2,056	$59,113
Term Loan B due 2029	(b)	4.14%	$18,116	$135	$1,068	$19,319
Revolver due 2028	(b)	Variable	3,762	—	491	4,253
Finance lease - real estate	(c)	5.60%	759	—	4	763
Non U.S. lines of credit	(d)	Variable	17	—	15	32
Non U.S. term and mortgage loans	(d)	Variable	610	—	53	663
Other debt	(e)	Variable	544	—	1	545
Capitalized interest			(309)	—	—	(309)
Totals			$80,604	$87	$3,688	$84,379
Minimum payments under debt agreements for the next five years are as follows: $8,155 in 2025, $8,104 in 2026, $8,045 in 2027, $1,090,322 in 2028, $425,047 in 2029 and $12 thereafter.

(a)During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes.

During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. In connection with these purchases, Griffon recognized a $1,767 net gain on the early extinguishment of debt comprised of $2,064 of face value in excess of purchase price, offset by $297 related to the write-off of underwriting fees and other expenses. As of September 30, 2024, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $957,716 on September 30, 2024 based upon quoted market prices (level 1 inputs). At September 30, 2024, $6,900 of underwriting fees and other expenses incurred remained to be amortized.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

(b)    On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of unamortized debt issuance costs of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of September 30, 2024, the Term Loan B outstanding balance was $457,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. Furthermore, the amendment stipulates that if Griffon prepays all or a portion of the Term Loan B within six months of the amendment date, Griffon will be required to pay a premium equal to 1% of the amount prepaid. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment in the Company's Consolidated Statements of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At September 30, 2024, unamortized costs of $5,420 related to the existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.85% as of September 30, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty, subject to a prepayment premium of 1% in connection with the above repricing transaction with respect to any prepayments within the six months following the closing date of June 26, 2024. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $457,571 on September 30, 2024 based upon quoted market prices (level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a Secured Overnight Financing Rate ("SOFR"), Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.95% at September 30, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (6.98% at September 30, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (9.00% at September 30, 2024).

At September 30, 2024, under the Credit Agreement, there were $107,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $13,190; and $379,310 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)    In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA plus 1.3% per annum (5.46% as of September 30, 2024). The revolving facility matures in December 2024, but is renewable upon mutual agreement with the lender. Garant is required to maintain a certain minimum equity. At September 30, 2024, there were no outstanding borrowings under the revolving credit facility with CAD 15,000 ($11,135 as of September 30, 2024) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2024, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (5.55% at September 30, 2024). At September 30, 2024, there was no balance outstanding under the receivable purchase facility with AUD $30,000 ($20,619 as of September 30, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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
At September 30, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $10,319 in 2024, $10,857 in 2023 and $11,080 in 2022.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,670 and $1,679 as of September 30, 2024 and 2023. The accumulated other comprehensive income for these plans was $306 and $420 as of September 30, 2024 and 2023, respectively, and the 2024, 2023 and 2022 expense was $56, $67 and $47 respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees which provide benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of two qualified defined benefit plans and uses the services of an investment manager to manage the plans' assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

September 30, 2024 and 2023. The fair value of various other investments was determined by the plans' trustees using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

The Clopay AMES Pension Plan, the Hunter Fan Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Hunter Fan Pension Plan was terminated with an effective date of April 30, 2024. This was communicated to plan participants in February 2024. The plan is fully funded and the company does not anticipate making an additional funding contribution as of the benefit distribution date. The benefit distribution date will be determined once the company receives approval from certain regulatory agencies.

The Company’s non-service cost components of net periodic benefit plan cost was an expense (benefit) of $137, $866 and $(4,256) during 2024, 2023, and 2022 respectively.

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

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2024	2023	2022	2024	2023	2022
Net periodic (benefits) costs:
Interest cost	$7,050	$6,814	$3,448	$504	$488	$172
Expected return on plan assets	(10,172)	(10,213)	(11,255)	—	—	—
Amortization of:
Actuarial loss	2,250	3,314	2,818	505	463	561
Total net periodic (benefits) costs	$(872)	$(85)	$(4,989)	$1,009	$951	$733

The tax benefits in 2024, 2023 and 2022 for the amortization of pension costs in Other comprehensive income (loss) were $578, $793 and $710, respectively.

 The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2024	2023	2022	2024	2023	2022
Discount rate	5.63%	5.17%	2.63%	5.53%	5.02%	1.94%
Expected return on assets	6.75%	6.72%	6.72%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$139,224	$149,021	$10,882	$11,922
Interest cost	7,050	6,814	504	488
Benefits paid	(11,576)	(11,541)	(1,896)	(1,907)
Actuarial (gain) loss	11,048	(5,070)	1,286	379
Benefit obligation at end of fiscal year	145,746	139,224	10,776	10,882
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	146,997	144,091	—	—
Actual return on plan assets	21,933	12,232	—	—
Company contributions	1,351	2,215	1,896	1,907
Benefits paid	(11,576)	(11,541)	(1,896)	(1,907)
Fair value of plan assets at end of fiscal year	158,705	146,997	—	—
Projected benefit obligation in excess of plan assets	$12,959	$7,773	$(10,776)	$(10,882)
Amounts recognized in the statement of financial position consist of:
Non-Current Assets	$12,959	$7,773	$—	$—
Accrued liabilities	—	—	(1,823)	$(1,834)
Other liabilities (long-term)	—	—	(8,953)	(9,048)
Total Liabilities	12,959	7,773	(10,776)	(10,882)
Net actuarial losses	25,314	28,279	6,700	5,919
Deferred taxes	(5,316)	(5,939)	(3,037)	(2,873)
Total Accumulated other comprehensive loss, net of tax	19,998	22,340	3,663	3,046
Net amount recognized at September 30,	$32,957	$30,113	$(7,113)	$(7,836)
Accumulated benefit obligations	$145,746	$139,224	$10,776	$10,882
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$145,746	$139,224	$10,776	$10,882
PBO	145,746	139,224	10,776	10,882
Fair value of plan assets	158,705	146,997	—	—

Actuarial losses as of September 30, 2024 were primarily due to the decrease in the discount rate. Actuarial gains as of September 30, 2023 were primarily the result of the increase in the discount rate.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2024	2023	2024	2023
Weighted average discount rate	4.76%	5.63%	4.46%	5.53%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2025	$12,040	$1,823
2026	12,058	1,664
2027	12,031	1,503
2028	11,930	1,342
2029	11,813	1,184
2030-2034	55,522	3,801

During 2025, Griffon is not required to and does not expect to contribute to the Defined Benefit plans and expects to contribute $1,823 to Supplemental Benefits that will be funded from the general assets of Griffon.

The Clopay AMES Pension Plan and the Hunter Fan Pension Plan are covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the Clopay AMES Pension Plan and Hunter Fan Pension Plan as of January 1, 2024 was 97.1% and 127.3%, respectively. Since the plans were in excess of the 80% funding threshold there were no plan restrictions. There are no catch up contributions for either plan expected in 2025.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2024	2023	Target
Cash and equivalents	2.9%	3.3%	—%
Equity securities	26.4%	41.9%	30.0%
Fixed income	48.6%	24.8%	50.0%
Other	22.1%	30.0%	20.0%
Total	100.0%	100.0%	100.0%

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$4,522	$—	$—	$4,522
Government agency securities	5,890	5,116	—	11,006
Debt instruments	42,705	6,144	—	48,849
Equity securities	41,786	—	—	41,786
Commingled funds	—	4,859	9,979	14,838
Limited partnerships and hedge fund investments	—	20,177	—	20,177
Other Securities	17,004	—	—	17,004
Subtotal	$111,907	$36,296	$9,979	$158,182
Accrued income and plan receivables				523
Total				$158,705

At September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$4,889	$—	$—	$4,889
Government and agency securities	6,249	2,388	—	8,637
Debt instruments	21,828	4,094	—	25,922
Equity securities	61,482	—	—	61,482
Commingled funds	—	9,022	10,459	19,481
Limited partnerships and hedge fund investments	—	21,768	—	21,768
Other Securities	1,834	—	—	1,834
Subtotal	$96,282	$37,272	$10,459	$144,013
Accrued income and plan receivables				285
Fully benefit-responsive investment contract				2,699
Total				$146,997

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table represents level 3 significant unobservable inputs for the years ended September 30, 2024 and 2023:

Significant Unobservable Inputs (Level 3)

As of October 1, 2022	$9,484
Purchases, issuances and settlements	—
Gains and losses	975
As of September 30, 2023	10,459
Purchases, issuances and settlements	(1,591)
Gains and losses	1,111
As of September 30, 2024	$9,979

Griffon has an Employee Stock Ownership Plan ("ESOP") that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $330 for the plan year ended September 30, 2024), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $8,533 in 2024, $20,583 in 2023 and $14,325 in 2022. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2024 and 2023 based on the closing stock price of Griffon’s stock was $1,250 and $7,768, respectively. The ESOP shares were as follows:

	At September 30,
	2024	2023
Allocated shares	4,234,713	4,409,113
Unallocated shares	17,852	195,827
Total	4,252,565	4,604,940

NOTE 14 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2024	2023	2022
Domestic	$292,409	$106,209	$(247,004)
Non-U.S.	4,241	6,473	(23,875)
	$296,650	$112,682	$(270,879)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2024	2023	2022
Current	$83,179	$72,860	$73,542
Deferred	3,574	(37,795)	(56,706)
Total	$86,753	$35,065	$16,836
U.S. Federal	$59,480	$23,612	$(5,178)
State and local	15,328	5,899	14,361
Non-U.S.	11,945	5,554	7,653
Total provision	$86,753	$35,065	$16,836

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

	For the Years Ended September 30,
	2024	2023	2022
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	3.7%	(0.2)%	(5.3)%
Non-U.S. taxes - foreign permanent items and taxes	1.0%	1.4%	(1.5)%
Change in tax contingency reserves	(0.5)%	(0.4)%	(0.1)%
Tax Reform-Repatriation of Foreign Earnings and GILTI	(0.5)%	0.5%	0.2%
Change in valuation allowance	2.8%	3.9%	(1.7)%
Other non-deductible/non-taxable items, net	—%	—%	(0.4)%
Non-deductible officer's compensation	1.9%	5.1%	(1.9)%
Research and U.S. foreign tax credits	(0.3)%	(0.9)%	0.2%
Goodwill impairment	—%	—%	(17.1)%
Share based compensation	(0.7)%	0.8%	0.4%
Other	0.8%	(0.1)%	—%
Effective tax rate	29.2%	31.1%	(6.2)%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2024	2023
Deferred tax assets:
Bad debt reserves	$2,491	$2,537
Inventory reserves	7,086	11,764
Deferred compensation (equity compensation and defined benefit plans)	7,036	5,929
Compensation benefits	5,052	5,118
Insurance reserve	2,411	2,823
Restructuring reserve	2,616	4,224
Warranty reserve	5,130	6,912
Lease liabilities	47,824	47,077
Net operating loss	25,299	15,459
Tax credits	5,933	5,933
Research & Development	4,510	5,281
Other reserves and accruals	5,167	5,312
	120,555	118,369
Valuation allowance	(26,989)	(17,992)
Total deferred tax assets	93,566	100,377
Deferred tax liabilities:
Goodwill and intangibles	(126,523)	(130,066)
Property, plant and equipment	(19,903)	(18,430)
Right-of-use assets	(45,112)	(44,499)
Unremitted Foreign Earnings	(1,896)	(1,894)
Other	(723)	(1,179)
Total deferred tax liabilities	(194,157)	(196,068)
Net deferred tax liabilities	$(100,591)	$(95,691)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2024	2023
Other assets	$495	$617
Assets held for sale	947	—
Other liabilities	(103,194)	(97,440)
Liabilities of discontinued operations	1,161	1,132
Net deferred liability	$(100,591)	$(95,691)

In 2024 and 2023, the net increases in the valuation allowance of $8,997 and $4,502, respectively are the result of a determination that certain state and foreign net operating losses will not be realized.

Prior to fiscal year 2023, Griffon did not provide deferred U.S. income taxes of undistributed earnings on non-U.S. subsidiaries as such earnings were intended to be reinvested indefinitely. At September 30, 2023, Griffon made a policy election to indefinitely reinvest the undistributed earnings of certain non-U.S. subsidiaries. As of September 30, 2024, we have approximately $146,891 of undistributed earnings of non-U.S. subsidiaries. Of these undistributed earnings, $80,914 were previously subjected to U.S. federal income tax. As of September 30, 2024, we recognized a deferred tax liability of $1,896 for estimated non-U.S. withholding taxes on the non-U.S. earnings that are not indefinitely reinvested. The Company has not provided deferred taxes on any other outside basis differences in its investments in the non-U.S. subsidiaries as these other outside basis differences are currently considered indefinitely reinvested. The Company generates substantial cash flow in the

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. The Company may repatriate non-indefinitely reinvested earnings of its non-U.S. subsidiaries where excess cash has accumulated and the Company determines that it is appropriate and tax efficient. Accordingly, the Company continues to reinvest all other undistributed earnings of its non-U.S. subsidiaries and may be subject to additional non-U.S. withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion in the future.

At September 30, 2024, Griffon had no loss carryforwards for U.S. tax purposes and $63,217 for non-U.S. tax purposes. At September 30, 2023, Griffon had no loss carryforwards for U.S. tax purposes and $27,585 for non-U.S. tax purposes. The non-U.S. loss carryforwards expire in varying amounts beginning in 2027 to indefinite carryforward.

At September 30, 2024 and 2023, Griffon had state and local loss carryforwards of $228,485 and $176,343, respectively, which expire in varying amounts through 2043.

At September 30, 2024 and 2023, Griffon had federal tax credit carryforwards of $5,933 in both years, which expire in varying amounts through 2035.

We believe it is more likely than not that the benefit from certain federal, state, and non-U.S. tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2024 and 2023 of $26,989 and $17,992, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2018. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2016. Various U.S. state and statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2022	$6,808
Additions based on tax positions related to the current year	208
Additions based on tax positions related to prior years	32
Reductions based on tax positions related to prior years	(16)
Lapse of Statutes	(740)
Balance at September 30, 2023	$6,292
Additions based on tax positions related to the current year	154
Additions based on tax positions related to prior years	35
Reductions based on tax positions related to prior years	(2,735)
Lapse of Statutes	(140)
Balance at September 30, 2024	$3,606

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

If recognized, the amount of potential unrecognized tax benefits that would impact Griffon’s effective tax rate is $1,638. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2024 and 2023, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $310 and $651, respectively. During the year ended September 30, 2024, the Company incurred a reduction in unrecognized tax benefits primarily due to the acceptance of previously filed amended returns by various jurisdictions, along with a reduction in state tax rates. Griffon cannot reasonably estimate the extent to which other existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

In August 2022, the U.S. Government enacted the Inflation Reduction Act of 2022 ("IRA"). Included in the IRA was a provision to implement a 15% corporate alternative minimum tax ("CAMT") on large corporations effective beginning with Griffon’s 2024 fiscal year. Griffon is currently not subject to the CAMT.

The Organization for Economic Co-operation and Development (“OECD”) released the Global Anti-base Erosion Model Rules for Pillar Two (“Pillar Two”) in December 2021, which defined a 15% global minimum tax. Australia, Canada, U.K. and other countries have enacted or are considering changes in their tax laws and regulations based on Pillar Two, some of which become effective for the Company in 2025. The Company will continue to evaluate the impact of these proposed and enacted legislative changes as guidance becomes available. The Company does not expect Pillar Two to have a material impact on the financial statements.

NOTE 15 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2024, 2023 and 2022, the Company declared and paid, in quarterly increments, cash dividends totaling $0.60 per share, $0.45 per share and $0.36 per share, respectively. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023 to shareholders of record as of the close of business on May 9, 2023. On June 27, 2022, the Board of Directors declared a special cash dividend of $2.00 per share, paid on July 20, 2022.

The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. For all dividends, a dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September 30, 2024, accrued dividends were $9,147.

On November 12, 2024, the Board of Directors declared a cash dividend of $0.18 per share, payable on December 18, 2024 to shareholders of record as of the close of business on November 25, 2024.
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of September 30, 2024, 2,377,532 shares were available for grant.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the target number of shares granted, upon achieving certain performance criteria, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Years Ended September 30,
	2024	2023	2022
Restricted stock	$18,305	$20,529	$18,810
ESOP(1)	8,533	20,583	14,325
Total stock-based compensation	$26,838	$41,112	$33,135
________________________
(1) During the years ended September 30, 2023 and 2022, special dividend ESOP charges included in compensation expense were $15,494 and $10,538, respectively.

A summary of restricted stock activity, inclusive of restricted stock units, for 2024 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2023	3,249,097	$20.40
Granted	578,101	54.21
Vested	(1,382,838)	58.48
Forfeited	(27,160)	30.93
Unvested at September 30, 2024	2,417,200	29.26

The fair value of restricted stock which vested during 2024, 2023, and 2022 was $80,861, $34,214 and $25,863, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $31,538 at September 30, 2024 and will be recognized over a weighted average vesting period of 1.9 years.

At September 30, 2024, a total of approximately 4,794,732 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2024, Griffon granted 561,326 shares of restricted stock and restricted stock units to its employees. This included 166,272 shares of restricted stock and 7,832 restricted stock units granted to forty-three executives and key employees, subject to certain performance conditions, with a vesting period of 36 months with a total fair value of $8,225, or a weighted average fair value of $47.24 per share. This also included 387,222 shares of restricted stock granted to four senior executives with a vesting period of thirty-three months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from 64,539 to 387,222, with the target number of shares being 129,074. The total fair value of these restricted shares using the Monte Carlo Simulation model, assuming achievement of the performance conditions at target, is approximately $12,181, or a weighted average fair value of $94.37 per share. Additionally, Griffon granted 16,775 restricted shares to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,210, or a weighted average fair value of $72.13 per share. During the year ended September 30, 2024, 570,269 shares granted were issued out of treasury stock.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

On November 12, 2024, Griffon granted 142,911 shares of restricted stock and restricted stock units to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $9,735, or a weighted average fair value of $68.12 per share. In addition, Griffon also granted 436,947 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,372, or a weighted average fair value of $84.95 per share.

On April 19, 2023, the Company's Board of Directors approved a $200,000 increase to Griffon's share repurchase program to $257,955 from the prior unused authorization of $57,955. Also, on November 15, 2023, Griffon announced that the Board of Directors approved an additional increase of $200,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During the year ended September 30, 2024, Griffon purchased 4,771,959 shares of common stock under these repurchase programs, for a total of $274,490, or $57.52 per share, excluding excise taxes. The share repurchases during the year ended September 30, 2024 include the repurchase of 1,500,000 shares of common stock by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250. As of September 30, 2024, $32,693 remained available for the purchase of common stock under these Board authorized repurchase programs. Subsequent to September 30, 2024 and through November 12, 2024, Griffon purchased 481,379 shares of common stock for a total of $32,693, or $67.91 per share under these Board authorized repurchase programs. On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase program which, prior to such increase, had exhausted its availability.

On September 5, 2023, Griffon repurchased 400,000 shares of its common stock, par value $0.25 per share, beneficially owned by two separately managed accounts of which Voss Capital, LLC is the investment manager (the “Selling Shareholders”), in a private transaction to facilitate redemptions by investors in the Selling Shareholders. The purchase price per share was approximately $41.87, for an aggregate purchase price of $16,746. The Selling Shareholders are affiliates of Voss Capital, LLC. Travis W. Cocke, the Founder, Chief Investment Officer and Managing Member of Voss Capital, LLC, was formerly a member of the Board of Directors of the Company. These shares are included in the total shares purchased in the previous paragraph.

During the year ended September 30, 2024, 595,464 shares, with a market value of $34,330, or $57.65 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the year ended September 30, 2024, we accrued $2,772 in connection with the share repurchases described above, which was partially offset by the reversal of $462 of excise taxes to adjust for a benefit related to employee vesting and a $510 net benefit on ESOP contributions. As of September 30, 2024, $3,101 was accrued for excise taxes related to employee share repurchases.

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $159,362, $184,422 and $255,661 for the years ended September 30, 2024, 2023 and 2022, respectively. Aggregate future minimum purchase obligations at September 30, 2024 are $195,227 in 2025, $2,309 in 2026, $304 in 2027, $165 in 2028, $164 in 2029 and $468 thereafter.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2024, 2023 and 2022:

	2024	2023	2022
Common shares outstanding	48,303	53,062	57,064
Unallocated ESOP shares	(18)	(196)	(1,025)
Non-vested restricted stock	(2,336)	(3,111)	(3,457)
Impact of weighted average shares	1,624	2,356	(910)
Weighted average shares outstanding - basic	47,573	52,111	51,672
Incremental shares from stock based compensation	2,095	2,501	—
Weighted average shares outstanding - diluted	49,668	54,612	51,672
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	2,294

Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 18 – RELATED PARTIES

On February 20, 2024, Griffon entered into a stock purchase and cooperation agreement to repurchase, and repurchased, 1,500,000 shares of its common stock, par value $0.25 per share, beneficially owned by four separately managed accounts of which Voss Capital, LLC is the investment manager (the "Selling Shareholders"), in a private transaction. The purchase price per share was approximately $65.50, for an aggregate purchase price of $98,250. The Selling Shareholders are affiliates of Voss Capital, LLC. Travis W. Cocke, the Founder, Chief Investment Officer and Managing Member of Voss Capital, LLC, was formerly a member of the Board of Directors of the Company. Pursuant to the stock purchase and cooperation agreement, Mr. Cocke resigned as a member of the Board on February 20, 2024.

On September 5, 2023 Griffon entered into a stock purchase agreement to repurchase 400,000 shares of its common stock, par value $0.25 per share, beneficially owned by two separately managed accounts of which Voss Capital, LLC is the investment manager (the “Selling Shareholders”), in a private transaction to facilitate redemptions by investors in the Selling Shareholders. The purchase price per share was approximately $41.87, for an aggregate purchase price of $16,746. The Selling Shareholders are affiliates of Voss Capital, LLC. Travis W. Cocke, the Founder, Chief Investment Officer and Managing Member of Voss Capital, LLC, was formerly a member of the Board of Directors of the Company.

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2024	2023	2022
Home and Building Products	$1,588,625	$1,588,505	$1,506,882
Consumer and Professional Products	1,034,895	1,096,678	1,341,606
Total revenue	$2,623,520	$2,685,183	$2,848,488

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

The following table provides a reconciliation of segment adjusted EBITDA to income (loss) before taxes from continuing operations:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Years Ended September 30,
	2024	2023	2022
Segment Adjusted EBITDA:
Home and Building Products	$501,001	$510,876	$412,738
Consumer and Professional Products	72,632	50,343	99,308
Segment Adjusted EBITDA	573,633	561,219	512,046
Unallocated amounts, excluding depreciation	(60,031)	(55,887)	(53,888)
Adjusted EBITDA	513,602	505,332	458,158
Net interest expense	(101,652)	(99,351)	(84,164)
Depreciation and amortization	(60,704)	(65,445)	(64,658)
Goodwill and intangible impairments	—	(109,200)	(517,027)
Restructuring charges	(41,309)	(92,468)	(16,782)
Debt extinguishment, net	(1,700)	(437)	(4,529)
Acquisition costs	(441)	—	(9,303)
Strategic review - retention and other	(10,594)	(20,225)	(9,683)
Special dividend ESOP charges	—	(15,494)	(10,538)
Gain (loss) on sale of buildings	(61)	12,655	—
Proxy expenses	—	(2,685)	(6,952)
Fair value step-up of acquired inventory sold	(491)	—	(5,401)
Income (loss) before taxes from continuing operations	$296,650	$112,682	$(270,879)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2024	2023	2022
Segment:
Home and Building Products	$15,349	$15,066	$16,539
Consumer and Professional Products	44,797	49,811	47,562
Total segment depreciation and amortization	60,146	64,877	64,101
Corporate	558	568	557
Total consolidated depreciation and amortization	$60,704	$65,445	$64,658

CAPITAL EXPENDITURES
Segment:
Home and Building Products(1)	$41,765	$24,065	$11,029
Consumer and Professional Products(2) (3)	26,330	39,476	31,279
Total segment	68,095	63,541	42,308
Corporate(4)	304	63	180
Total consolidated capital expenditures	$68,399	$63,604	$42,488
________________________
(1) During the year ended September 30, 2023, HBP's capital expenditures included approximately $6,000 in connection with the purchase of HBP's Mason headquarters.
(2) During the year ended September 30, 2023, CPP's capital expenditures included approximately $23,207 in connection with the purchase of CPP's Ocala, Florida manufacturing facility.
(3) During the years ended September, 30, 2024 and 2023, CPP capital expenditures excludes proceeds from the sale of real estate and equipment of approximately $13,271 and $8,900, respectively.
(4) During the year ended September 30, 2023, Corporate's capital expenditures exclude proceeds from the sale of real estate of approximately $11,800.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

ASSETS	At September 30, 2024	At September 30, 2023
Segment assets:
Home and Building Products	$737,992	$703,661
Consumer and Professional Products(1)	1,495,489	1,579,588
Total segment assets	2,233,481	2,283,249
Corporate	133,408	130,339
Total continuing assets	2,366,889	2,413,588
Other discontinued operations	4,065	5,291
Consolidated total	$2,370,954	$2,418,879
__________________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which concluded operations have met the criteria to be classified as held for sale as of September 30, 2024. The aggregate net book value of these properties as of September 30, 2024 totaled $14,532.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Years Ended September 30,
	2024	2023	2022
Residential repair and remodel	$769,691	$757,088	$736,525
Commercial	684,388	700,112	630,066
Residential new construction	134,546	131,305	140,291
Total Home and Building Products	1,588,625	1,588,505	1,506,882
Residential repair and remodel	$352,797	$377,775	$392,490
Retail	234,591	267,046	456,735
Residential new construction	57,537	51,093	45,243
Industrial	67,738	78,308	76,430
International excluding North America	322,232	322,456	370,708
Total Consumer and Professional Products	1,034,895	1,096,678	1,341,606
Total Revenue	$2,623,520	$2,685,183	$2,848,488

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2024
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,519,063	$638,782	$2,157,845
Europe	112	52,933	53,045
Canada	60,995	67,375	128,370
Australia	—	251,778	251,778
All other countries	8,455	24,027	32,482
Total Revenue	$1,588,625	$1,034,895	$2,623,520

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

As a percentage of segment revenue, HBP sales to The Home Depot approximated 8%, 9% and 7% in 2024, 2023 and 2022, respectively; CPP sales to The Home Depot approximated 15%, 15% and 19% in 2024, 2023 and 2022, respectively.

As a percentage of Griffon's consolidated revenue, sales to The Home Depot approximated 11%, 12% and 13% in 2024, 2023 and 2022, respectively.

NOTE 20 – OTHER INCOME (EXPENSE)

For the years ended September 30, 2024, 2023 and 2022, Other income (expense) from continuing operations of $1,766, $2,928 and $6,881, respectively, includes ($333), $302 and $305, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $148, $469 and $(225), respectively, of net gains or (losses) on investments, and $(137), $(866) and $4,256, respectively, of net periodic benefit plan income (expense). Other income (expense) also includes rental income of $0, $212 and $689 and royalty income of $2,198, $2,104 and $2,250 for the years ended September 30, 2024, 2023 and 2022, respectively.

NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2024			2023			2022
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$10,137	$—	$10,137	$8,447	$—	$8,447	$(37,920)	$—	$(37,920)
Pension and other defined benefit plans	1,947	(409)	1,538	8,418	(1,784)	6,634	1,907	(404)	1,503
Cash flow hedge	444	(133)	311	(3,363)	1,010	(2,353)	(491)	147	(344)
Total other comprehensive income (loss)	$12,528	$(542)	$11,986	$13,502	$(774)	$12,728	$(36,504)	$(257)	$(36,761)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2024	2023
Foreign currency translation	$(38,586)	$(48,723)
Pension and other defined benefit plans	(19,127)	(20,665)
Cash flow hedge	(311)	(622)
Total	$(58,024)	$(70,010)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2024	2023	2022
Net income (loss)	$209,897	$77,617	$(191,558)
Other comprehensive income (loss), net of taxes	11,986	12,728	(36,761)
Comprehensive income (loss)	$221,883	$90,345	$(228,319)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2024	2023	2022
Pension amortization	$(2,755)	$(3,777)	$(3,379)
Cash flow hedges	(816)	1,678	4,741
Total before tax	(3,571)	(2,099)	1,362
Tax	750	441	(286)
Net of tax	$(2,821)	$(1,658)	$1,076

NOTE 22 — LEASES

The Company recognizes right-of-use ("ROU") assets and lease liabilities on the balance sheet, with the exception of leases with a term of twelve months or less. The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, accrued liabilities, and other liabilities on our Consolidated Balance Sheets. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.

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

	For the Year Ended September 30,
	2024	2023	2022
Fixed	$46,575	$45,993	$44,457
Variable (a), (b)	9,772	10,654	8,615
Short-term (b)	4,997	7,717	7,438
Total	$61,344	$64,364	$60,510
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Year Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,439	$41,533	$47,275
Financing cash flows from finance leases	291	2,164	2,462
Total	$45,730	$43,697	$49,737

Supplemental Consolidated Balance Sheet information related to leases were as follows:

	As of September 30,
	2024	2023
Operating Leases:
Right of use assets:
Operating right-of-use assets	$171,211	$169,942

Lease Liabilities:
Current portion of operating lease liabilities	$35,065	$32,632
Long-term operating lease liabilities	147,369	147,224
Total operating lease liabilities	$182,434	$179,856

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$808	$994

Lease Liabilities:
Notes payable and current portion of long-term debt	$155	$280
Long-term debt, net	255	184
Total financing lease liabilities	$410	$464
(1) For the years ended September 30, 2024 and 2023, finance lease assets are recorded net of accumulated depreciation of $1,463 and $6,769, respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$45,291	$177
2026	36,262	116
2027	30,944	54
2028	25,368	50
2029	20,455	50
Thereafter	69,213	12
Total lease payments	227,533	459
Less: imputed interest	(45,099)	(49)
Present value of lease liabilities	$182,434	$410

Average lease terms and discount rates were as follows:

	As of September 30,
	2024	2023
Weighted-average remaining lease term (years)
Operating Leases	7.1	7.9
Finance Leases	4.2	3.3

Weighted-average discount rate
Operating Leases	6.33%	5.94%
Finance Leases	6.70%	5.65%

NOTE 23 – SUBSEQUENT EVENTS

On November 12, 2024, the Board of Directors declared a cash dividend of $0.18 per share, payable on December 18, 2024 to shareholders of record as of the close of business on November 25, 2024. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

Subsequent to September 30, 2024 and through November 12, 2024, Griffon purchased 481,379 shares of its common stock for a total of $32,693, or $67.91 per share under Board authorized share repurchase programs. On November 13, 2024, Griffon announced a $400,000 increase to its share repurchase program which, prior to such increase, had exhausted its availability.

On November 12, 2024, Griffon granted 142,911 shares of restricted stock and restricted stock units to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $9,735, or a weighted average fair value of $68.12 per share. In addition, Griffon also granted 436,947 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,372, or a weighted average fair value of $84.95 per share.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2024, 2023 and 2022
(in thousands)

Description	Balance at Beginning of Year	Additions	Reductions	Other(1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2024
Allowance for credit losses	$11,264	$636	$(1,325)	$411	$10,986

Inventory valuation(2)	$55,737	$27,210	$(27,353)	$691	$56,285

Deferred tax valuation allowance	$17,992	$8,997	$—	$—	$26,989

FOR THE YEAR ENDED SEPTEMBER 30, 2023
Allowance for credit losses	$12,137	$971	$(1,186)	$(658)	$11,264

Inventory valuation(2)	$22,875	$44,570	$(11,692)	$(16)	$55,737

Deferred tax valuation allowance	$13,490	$4,502	$—	$—	$17,992

FOR THE YEAR ENDED SEPTEMBER 30, 2022
Allowance for credit losses	$8,787	$1,172	$(251)	$2,429	$12,137

Inventory valuation	$31,605	$4,725	$(14,103)	$648	$22,875

Deferred tax valuation allowance	$10,425	$4,330	$(1,265)	$—	$13,490

___________________________________________
(1) For the year ended September 30, 2022, Other primarily consists of foreign currency and opening balances of reserves assumed from the Hunter acquisition.
(2) In connection with the Company's restructuring activities described in Note 10, Restructuring Charges, during the years ended September 30, 2024 and 2023, CPP recorded inventory impairment charges of $23,763 and $37,100, respectively, to adjust inventory to its net realizable value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Griffon’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, Griffon’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2024 and concluded that it is effective.

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

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2024, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, will be included in and is incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in March 2025, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2024. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2024 and 2023
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2024, 2023 and 2022
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2024, 2023 and 2022
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2024, 2023 and 2022
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

Exhibit Index

Exhibit No.
2.1(c)
Agreement and Plan of Merger, dated as of December 17, 2021, by and among MidOcean Hunter Holdings, Inc., The Ames Companies Inc., Ames Hunter Holdings Corporation and MidOcean Partners III-D, L.P., as representative for the equity holders of MidOcean Hunter Holdings, Inc. (Exhibit 2.1 to Current Report on Form 8-K file December 21, 2021 (Commission File No. 1-06620)).

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
10.5(b)
Amended and Restated Employment Agreement made as of May 8, 2024 by and between Griffon Corporation and Ronald J. Kramer. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No 1-06620)).

10.6(b)	Offer Letter, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.7(b)
Amended and Restated Severance Agreement made as of May 8, 2024 by and between Griffon Corporation and Seth L. Kaplan (Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No 1-06620)).

10.8(b)
Amended and Restated Employment Agreement made as of May 8, 2024 by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No 1-06620)).

Exhibit No.
10.9(b)
Amended and Restated Severance Agreement made as of May 8, 2024 by and between Griffon Corporation and Brian G. Harris (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No 1-06620)).

10.10(a)(b)	Offer Letter, dated November 13, 2024, between the Company and Brian G. Harris.
10.11(b)
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.12(b)
Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (Annex B to Griffon's Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).

10.13(b)
Amendment No. 2 to the 2016 Equity Incentive Plan (Annex B to Griffon’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2019 (Commission File No. 1-06620)).

10.14(b)	Amended and Restated 2016 Equity Incentive Plan (Exhibit 99.1 to Current Report on Form 8-K filed February 18, 2022 (Commission File No. 1-06620)).
10.15(b)
Amendment No. 1 to the Griffon Corporation Amended and Restated 2016 Equity Incentive Plan, dates as of March 20, 2024 (incorporated by reference to Appendix B to the Registrant's Proxy Statement relating to the 2024 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 29, 2024 (Commission File No. 001-06620)).

10.16(b)
Amendment No. 2 to the Griffon Corporation Amended and Restated 2016 Equity Incentive Plan, dated as of May 8, 2024 (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-06620)).

10.17(b)	Amended and Restated 2016 Performance Bonus Plan, dated as January 29, 2020 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (Commission File No. 1-06620)).
10.18(b)	Griffon Corporation Director Compensation Program (adopted as of March 20, 2024). (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-06620)).
10.19
Fifth Amended and Restated Credit Agreement, dated as of January 24, 2022, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit A to the Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 24, 2022, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto, filed as Exhibit 99.1 to Current Report on Form 8-K filed January 28, 2022 (Commission File No. 1-06620)).

10.20
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

10.21
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2022, by and among Griffon Corporation, Bank of America, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto, dated June 26, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2024 (Commission File No. 1-06620)).

10.22
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.23
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.24
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
10.25
Cooperation Agreement, dated as of January 8, 2023, by and among Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P., Voss Advisors GP, LLC, Voss Capital, LLC and Griffon Corporation (Exhibit 10.1 to Current Report on Form 8-K filed January 9, 2023 (Commission File No. 1-06620)).

10.26
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

14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
19.1(a)	Insider Trading Policy
21(a)	Subsidiaries of the Registrant
23(a)	Consent of Grant Thornton LLP
31.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.
97	Griffon Corporation Clawback Policy (Exhibit 97(a) to Annual Report on Form 10-K for the year ended September 30, 2023 (Commission File No 1-06620)).
101.INS (d)	XBRL Instance Document

101.SCH (d)	XBRL Taxonomy Extension Schema Document

101.CAL (d)	XBRL Taxonomy Extension Calculation Document

101.DEF (d)	XBRL Taxonomy Extension Definitions Document

101.LAB (d)	XBRL Taxonomy Extension Labels Document

101.PRE (d)	XBRL Taxonomy Extension Presentation Document

_______________________
(a)	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
(b)	Indicates a management contract or compensatory plan or arrangement.
(c)	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(d)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2024.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 13, 2024 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Brian G. Harris	Executive Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)
/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Jerome L. Coben	Director
Jerome L. Coben
/s/ H. C. Charles Diao	Director
H. C. Charles Diao
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Lacy M. Johnson	Director
Lacy M. Johnson
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ James W. Sight	Director
James W. Sight
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Michelle L. Taylor	Director
Michelle L. Taylor
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull