Form 10-Q
period 2024-12-31
GRIFFON CORP
filed 2025-02-05
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2024

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

The number of shares of common stock outstanding at January 31, 2025 was 47,530,099.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2024	September 30, 2024
CURRENT ASSETS
Cash and equivalents	$151,952	$114,438
Accounts receivable, net of allowances of $11,766 and $10,986	268,951	312,765
Inventories	418,164	425,489
Prepaid and other current assets	49,850	61,604
Assets held for sale	5,559	14,532
Assets of discontinued operations	650	648
Total Current Assets	895,126	929,476
PROPERTY, PLANT AND EQUIPMENT, net	287,755	288,297
OPERATING LEASE RIGHT-OF-USE ASSETS	169,984	171,211
GOODWILL	329,393	329,393
INTANGIBLE ASSETS, net	609,232	618,782
OTHER ASSETS	30,231	30,378
ASSETS OF DISCONTINUED OPERATIONS	3,431	3,417
Total Assets	$2,325,152	$2,370,954

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,143	$8,155
Accounts payable	142,702	119,354
Accrued liabilities	166,890	181,918
Current portion of operating lease liabilities	33,928	35,065
Liabilities of discontinued operations	4,368	4,498
Total Current Liabilities	356,031	348,990
LONG-TERM DEBT, net	1,466,889	1,515,897
LONG-TERM OPERATING LEASE LIABILITIES	147,463	147,369
OTHER LIABILITIES	123,757	130,540
LIABILITIES OF DISCONTINUED OPERATIONS	3,236	3,270
Total Liabilities	2,097,376	2,146,066
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	227,776	224,888
Total Liabilities and Shareholders’ Equity	$2,325,152	$2,370,954

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2024 and 2023
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock including excise taxes	—	—	537	—	—	104	—	—	641
Stock-based compensation	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	42,177	—	—	—	—	42,177
Dividend	—	—	—	(7,825)	—	—	—	—	(7,825)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	221	(11,604)	—	—	(11,604)
Amortization of deferred compensation	—	—	—	—	—	—	—	520	520
Common stock acquired including excise taxes	—	—	—	—	1,634	(70,543)	—	—	(70,543)
Equity awards granted, net	—	—	(3,383)	—	(180)	3,383	—	—	—
ESOP allocation of common stock	—	—	1,550	—	—	—	—	—	1,550
Stock-based compensation	—	—	5,028	—	—	—	—	—	5,028
Other comprehensive income, net of tax	—	—	—	—	—	—	10,475	—	10,475
Balance at December 31, 2023	84,746	$21,187	$665,875	$315,868	33,359	$(656,450)	$(59,535)	$(1,923)	$285,022

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenue	$632,371	$643,153
Cost of goods and services	368,095	406,512
Gross profit	264,276	236,641

Selling, general and administrative expenses	152,181	152,803
Income from operations	112,095	83,838

Other income (expense)
Interest expense	(24,887)	(25,299)
Interest income	406	424
Gain on sale of real estate	7,974	547
Other, net	1,832	632
Total other expense, net	(14,675)	(23,696)

Income before taxes	97,420	60,142
Provision for income taxes	26,569	17,965
Net income	$70,851	$42,177

Basic earnings per common share	$1.56	$0.86

Basic weighted-average shares outstanding	45,538	48,784

Diluted earnings per common share	$1.49	$0.82

Diluted weighted-average shares outstanding	47,541	51,467

Dividends paid per common share	$0.18	$0.15

Net income	$70,851	$42,177
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(20,018)	10,238
Pension and other post retirement plans	55	532
Change in cash flow hedges	2,264	(295)
Total other comprehensive income (loss), net of taxes	(17,699)	10,475
Comprehensive income, net	$53,152	$52,652
 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,851	$42,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,614	14,823
Stock-based compensation	5,378	6,417
Asset impairment charges - restructuring	—	8,482
Provision for losses on accounts receivable	1,182	562
Amortization of debt discounts and issuance costs	1,029	1,056
Loss (gain) on sale of assets and investments	168	(3)
Gain on sale of real estate	(7,974)	(547)
Change in assets and liabilities:
Decrease in accounts receivable	35,445	14,491
(Increase) decrease in inventories	(393)	24,623
Increase in prepaid and other assets	(5,066)	(3,631)
Increase in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	26,423	36,491
Other changes, net	265	1,117
Net cash provided by operating activities	142,922	146,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,456)	(14,330)
Proceeds from the sale of property, plant and equipment	17,220	787
Net cash used in investing activities	(236)	(13,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,037)	(9,965)
Purchase of shares for treasury	(49,083)	(81,449)
Proceeds from long-term debt	—	31,500
Payments of long-term debt	(50,000)	(63,860)
Financing costs	(42)	(114)
Other, net	41	(59)
Net cash used in financing activities	(108,121)	(123,947)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(180)	(2,926)
Net cash used in discontinued operations	(180)	(2,926)
Effect of exchange rate changes on cash and equivalents	3,129	2,015
NET INCREASE IN CASH AND EQUIVALENTS	37,514	7,657
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	114,438	102,889
CASH AND EQUIVALENTS AT END OF PERIOD	$151,952	$110,546
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$2,064	$2,306

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
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities, as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

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

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s businesses are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet information at September 30, 2024 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

On December 31, 2024, the fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $950,406 and $457,275, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,858 at December 31, 2024 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2024, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At December 31, 2024, Griffon had $43,500 of Australian Dollar contracts at a weighted average rate of $1.47 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $3,844 ($2,690, net of tax) at December 31, 2024. Upon settlement, gains of $955 were recorded in COGS during the three months ended December 31, 2024. All contracts expire in 30 to 150 days.

At December 31, 2024, Griffon had $33,500 of Chinese Yuan contracts at a weighted average rate of $7.08 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred losses of $1,043 ($762, net of tax) at December 31, 2024. Upon settlement, losses of $220 were recorded in COGS during the three months ended December 31, 2024. All contracts expire in 3 to 304 days.

At December 31, 2024, Griffon had $10,335 of Canadian Dollar contracts at a weighted average rate of $1.35. The contracts, which protect Canadian operations from currency fluctuations for U.S. Dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2024, fair value gains of $242 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $46 were recorded in Other income during the three months ended December 31, 2024 for all settled contracts. All contracts expire in 30 to 269 days.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2024. See Note 13 - Reportable Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
NOTE 4 – ACQUISITIONS

Griffon continually evaluates potential acquisitions that either strategically fit within its portfolio or expand its portfolio into new product lines or adjacent markets. Griffon has completed a number of acquisitions that have been accounted for as business combinations, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition and have resulted in the recognition of goodwill. The operating results of business acquisitions are included in Griffon’s consolidated financial statements from the date of acquisition.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all of the assets of Pope, a leading Australian provider of residential watering products, from the Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. The purchase price was preliminarily allocated to inventory of AUD 16,581 (approximately $11,051), goodwill of AUD 2,225 (approximately $1,483) and acquired intangibles, net of deferred taxes, of AUD 2,940 (approximately $1,960), which was assigned to the CPP segment, and is not deductible for income tax purposes.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At December 31, 2024	At September 30, 2024
Raw materials and supplies	$89,188	$92,366
Work in process	12,087	13,923
Finished goods	316,889	319,200
Total	$418,164	$425,489

In connection with the Company's restructuring activities described in Note 17, Restructuring Charges, during the three months ended December 31, 2023, CPP recorded inventory impairment charges of $8,482 to adjust inventory to its net realizable value. There were no impairment charges recorded during the three months ended December 31, 2024.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2024	At September 30, 2024
Land, building and building improvements	$152,854	$153,076
Machinery and equipment	475,825	472,030
Leasehold improvements	37,840	37,833
	666,519	662,939
Accumulated depreciation	(378,764)	(374,642)
Total	$287,755	$288,297

Depreciation and amortization expense for property, plant and equipment was $9,850 and $9,267 for the quarters ended December 31, 2024 and 2023, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses was $4,334 and $3,999 for the quarters ended December 31, 2024 and 2023, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of December 31, 2024. The net book value of these properties as of December 31, 2024 and September 30, 2024 totaled $5,559 and $14,532, respectively.

During the three months ended December 31, 2024, no event or indicator of impairment occurred which would require additional impairment testing of property, plant and equipment.

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

The following table provides a roll-forward of the allowance for doubtful accounts, including provisions for expected credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Three months ended December 31,
	2024	2023
Beginning Balance, October 1	$10,986	$11,264
Provision for expected credit losses	1,182	1,030
Amounts written off charged against the allowance	(334)	(351)
Other, primarily foreign currency translation	(68)	42
Ending Balance, December 31	$11,766	$11,985

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the three months ended December 31, 2024 and 2023, respectively. The following table provides a summary of the carrying value of goodwill by segment as of December 31, 2024 and September 30, 2024, as follows:

Home and Building Products	$191,253
Consumer and Professional Products	138,140
Total	$329,393

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2024			At September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$446,590	$135,166	17	$450,784	$134,296
Technology and patents	17,399	9,618	10	17,350	6,859
Total amortizable intangible assets	463,989	144,784		468,134	141,155
Trademarks	290,027	—		291,803	—
Total intangible assets	$754,016	$144,784		$759,937	$141,155

The gross carrying amount of intangible assets was impacted by $5,920 related to unfavorable foreign currency translation.

Amortization expense for intangible assets was $5,764 and $5,556 for the quarters ended December 31, 2024 and 2023, respectively. Amortization expense for the remainder of 2025 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2025 - $16,944; 2026 - $22,107; 2027 - $22,107; 2028 - $22,107; 2029 - $22,107; 2030 - $22,107; thereafter $191,726.

NOTE 9 – INCOME TAXES

During the quarter ended December 31, 2024, the Company recognized a tax provision of $26,569 on income before taxes of $97,420, compared to a tax provision of $17,965 on income before taxes of $60,142 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $1,651 ($1,215, net of tax); gain on sale of real estate of $7,974 ($5,943, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $250. The prior year quarter results included strategic review costs - retention and other of $4,658 ($3,500, net of tax); restructuring charges of $12,400 ($9,213, net of tax); gain on sale of real estate of $547 ($406 net of tax); and discrete and certain other tax provisions, net, that affect comparability of $783. Excluding these items, the effective tax rates for the quarters ended December 31, 2024 and 2023 were 27.7% and 27.9%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

Debt at December 31, 2024 and September 30, 2024 consisted of the following:

		At December 31, 2024					At September 30, 2024
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$157	(6,395)	$968,537	5.75%	$974,775	$169	$(6,900)	$968,044	5.75%
Term Loan B due 2029	(b)	455,000	(565)	(5,107)	449,328	Variable	457,000	(599)	(5,420)	450,981	Variable
Revolver due 2028	(b)	59,500	—	(2,673)	56,827	Variable	107,500	—	(2,859)	104,641	Variable
Non US lines of credit	(c)	—	—	(21)	(21)	Variable	—	—	(2)	(2)	Variable
Other long term debt	(d)	361	—	—	361	Variable	410	—	(22)	388	Variable
Totals		1,489,636	(408)	(14,196)	1,475,032		1,539,685	(430)	(15,203)	1,524,052
less: Current portion		(8,143)	—	—	(8,143)		(8,155)	—	—	(8,155)
Long-term debt		$1,481,493	$(408)	$(14,196)	$1,466,889		$1,531,530	$(430)	$(15,203)	$1,515,897
Interest expense for the three months ended December 31, 2024 and 2023 consists of the following:

		Three Months Ended December 31, 2024					Three Months Ended December 31, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$14,012	$(12)	$505	$14,505	5.9%	$14,012	$(12)	$505	$14,505
Term Loan B due 2029	(b)	7.3%	8,055	35	313	8,403	7.8%	9,217	43	330	9,590
Revolver due 2028	(b)	Variable	1,877	—	186	2,063	Variable	908	—	186	1,094
Non US lines of credit	(c)	Variable	2	—	2	4	Variable	—	—	4	4
Other long term debt	(d)	Variable	59	—	—	59	Variable	302	—	—	302
Capitalized interest			(147)	—	—	(147)		(196)	—	—	(196)
Totals			$23,858	$23	$1,006	$24,887		$24,243	$31	$1,025	$25,299

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on December 31, 2024 based upon quoted market prices (Level 1 inputs). At December 31, 2024, $6,395 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of December 31, 2024, the Term Loan B outstanding balance was $455,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At December 31, 2024, unamortized costs of $5,107 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (6.58% as of December 31, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $457,275 on December 31, 2024 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.43% at December 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (6.73% at December 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at December 31, 2024).

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
At December 31, 2024, under the Credit Agreement, there were $59,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $427,510 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA plus 1.3% per annum (4.60% as of December 31, 2024). The revolving facility matured in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility. The facility accrues interest at CORRA plus a credit adjustment spread and margin of 1.2%. Garant is required to maintain a certain minimum equity.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (5.57% at December 31, 2024). At December 31, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($18,645 as of December 31, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

(d)     In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At December 31, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the three months ended December 31, 2024, the Company paid a quarterly cash dividend of $0.18 per share. During fiscal year 2024, the Company paid four quarterly cash dividends of $0.15 per share.

The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in Griffon's Employee Stock Ownership Plan (the “ESOP”) were used to offset ESOP compensation expense. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

The ESOP was frozen as of September 30, 2024; this means that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, the Company’s U.S. employees who were not members of a collective bargaining agreement and met certain eligibility requirements became participants in the ESOP. During the three months ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of December 31, 2024 there were 4,166,038 shares of common stock in the ESOP, all of which were allocated to participant accounts.

On February 4, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 18, 2025 to shareholders of record as of the close of business on February 25, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of December 31, 2024, there were 1,893,099 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Three Months Ended December 31,
	2024	2023
Restricted stock	$5,378	$5,028
ESOP[1]	—	1,389
Total stock-based compensation	$5,378	$6,417
________________________
1.During the quarter ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid.

During the first quarter of 2025, Griffon granted 142,911 shares of restricted stock and restricted stock units ("RSUs") to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $9,735, or a weighted average fair value of $68.12 per share. During the first quarter of 2025, Griffon also granted 436,947 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,372, or a weighted average fair value of $84.95 per share.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter ended December 31, 2024 totaled 610,172 shares of common stock, respectively, for a total of $42,344, or an average of $69.40 per share. As of December 31, 2024, $390,348 remains available under Griffon's Board authorized repurchase program.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

During the quarter ended December 31, 2024, 64,249 shares, with a market value of $5,417, or $84.31 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter ended December 31, 2024, $413 was accrued for excise taxes for share repurchases, which was partially offset by the reversal of $74 of excise taxes to adjust for a benefit related to employee vesting and a $104 net benefit on ESOP contributions. As of December 31, 2024, $2,220 was accrued for excise taxes for share repurchases.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2024	2023
Common shares outstanding	48,122	51,386
Unallocated ESOP shares	—	(154)
Non-vested restricted stock	(2,677)	(2,783)
Impact of weighted average shares	93	335
Weighted average shares outstanding - basic	45,538	48,784
Incremental shares from stock-based compensation	2,003	2,683
Weighted average shares outstanding - diluted	47,541	51,467

Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 13 – REPORTABLE SEGMENTS

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

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2024	2023
Home and Building Products	$395,401	$395,791
Consumer and Professional Products	236,970	247,362
Total revenue	$632,371	$643,153

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended December 31,
	2024	2023
Residential repair and remodel	$194,682	$186,541
Commercial	166,867	176,993
Residential new construction	33,852	32,257
Total Home and Building Products	395,401	395,791
Residential repair and remodel	70,259	76,064
Retail	47,263	69,278
Residential new construction	14,381	14,005
Industrial	13,854	14,777
International excluding North America	91,213	73,238
Total Consumer and Professional Products	236,970	247,362
Total Consolidated Revenue	$632,371	$643,153

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2024			2023
	HBP	CPP	Total	HBP	CPP	Total
United States	$378,258	$128,823	$507,081	$379,628	$151,172	$530,800
Europe	—	4,540	4,540	108	5,245	5,353
Canada	14,116	16,004	30,120	14,768	21,028	35,796
Australia	—	83,131	83,131	—	64,871	64,871
All other countries	3,027	4,472	7,499	1,287	5,046	6,333
Consolidated revenue	$395,401	$236,970	$632,371	$395,791	$247,362	$643,153

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which are defined as income before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment adjusted EBITDA and adjusted EBITDA to income before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
Segment adjusted EBITDA:
Home and Building Products	$127,042	$124,719
Consumer and Professional Products	18,192	5,539
Segment adjusted EBITDA	145,234	130,258
Unallocated amounts, excluding depreciation *	(14,042)	(13,907)
Adjusted EBITDA	131,192	116,351
Net interest expense	(24,481)	(24,875)
Depreciation and amortization	(15,614)	(14,823)
Restructuring charges	—	(12,400)
Gain on sale of real estate	7,974	547
Strategic review - retention and other	(1,651)	(4,658)
Income before taxes	$97,420	$60,142
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2024	2023
Segment:
Home and Building Products	$4,275	$3,633
Consumer and Professional Products	11,218	11,057
Total segment depreciation and amortization	15,493	14,690
Corporate	121	133
Total consolidated depreciation and amortization	$15,614	$14,823

	For the Three Months Ended December 31,
	2024	2023

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$8,831	$10,508
Consumer and Professional Products	4,361	3,749
Total segment	13,192	14,257
Corporate	4,264	73
Total consolidated capital expenditures	$17,456	$14,330

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At December 31, 2024	At September 30, 2024
Segment assets:
Home and Building Products	$722,246	$737,992
Consumer and Professional Products(1)	1,430,600	1,495,489
Total segment assets	2,152,846	2,233,481
Corporate	168,225	133,408
Total assets	2,321,071	2,366,889
Discontinued operations	4,081	4,065
Consolidated total	$2,325,152	$2,370,954

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale as of December 31, 2024. The net book value of these properties as of December 31, 2024 and September 30, 2024 totaled $5,559 and $14,532, respectively.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2024	2023
Interest cost	$1,605	$1,888
Expected return on plan assets	(2,542)	(2,543)
Amortization:
Recognized actuarial loss	636	689
Net periodic (benefit) expense	$(301)	$34
The Hunter Fan Pension Plan (the "Plan") was terminated with an effective date of April 30, 2024. This was communicated to Plan participants in February 2024. At the time of termination, the Plan was fully funded and the Company did not anticipate making additional funding contributions as of the benefit distribution dates. During the quarter ended December 31, 2024 the Plan paid lump sum payments in the amount of $4,830 to those participants that elected a lump sum distribution. On January 23, 2025 the Company selected an insurance company to hold the annuity and provide pension benefits to the plan participants currently receiving benefit payments and those that elected to continue their future benefit with an annuity provider. This decision included a transfer of plan assets valued at $10,895. The termination process is expected to be complete in 2025.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard expands disclosures regarding a public entity’s reportable segments and requires additional information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard does not change the definition of operating segments. This standard is effective with the Company's fiscal year 2025. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This guidance requires disclosures regarding specific information about certain costs and expenses, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. The guidance is effective for the Company beginning with the Company's fiscal year 2027 and interim reporting periods beginning with our 2028 fiscal year. Implementation of this standard may be applied prospectively or retrospectively. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements and related disclosures.

NOTE 16 – DISCONTINUED OPERATIONS

At December 31, 2024 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $7,604 and $7,768, respectively. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2024	At September 30, 2024
Assets of discontinued operations:
Prepaid and other current assets	$650	$648
Other long-term assets	3,431	3,417
Total assets of discontinued operations	$4,081	$4,065

Liabilities of discontinued operations:
Accrued liabilities, current	$4,368	$4,498
Other long-term liabilities	3,236	3,270
Total liabilities of discontinued operations	$7,604	$7,768

There was no reported revenues or costs in the three months ended December 31, 2024 and 2023 for discontinued operations.

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

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations have met the held for sale criteria and have been classified as such on our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024. The net book value of these properties as of December 31, 2024 and September 30, 2024 totaled $5,559 and $14,532, respectively.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which at the conclusion of the project as of September 30, 2024 totaled $13,271, and excludes future proceeds from the sale of remaining real estate and equipment designated as held for sale on the condensed consolidated balance sheets. During the quarter ended December 31, 2024, cash proceeds related to the sale of the remaining real estate and equipment held for sale totaled $17,155.

In the quarter ended December 31, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $12,400, comprised of cash charges totaling $3,918 and non-cash, asset-related charges of $8,482. The cash charges included $1,847 for one-time termination benefits and other personnel-related costs and $2,071 for facility exit costs. Non-cash charges of $8,482 were recorded to adjust inventory to its net realizable value.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the three months ended December 31, 2024 and 2023:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2024	$8,182	$4,816	$—	$12,998
Q1 Cash payments	(5,009)	(1,064)	—	(6,073)
Accrued liability at December 31, 2024	$3,173	$3,752	$—	$6,925

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Q1 Restructuring charges	1,847	2,071	8,482	12,400
Q1 Cash payments	(7,215)	(3,362)	—	(10,577)
Q1 Non-cash charges	—		(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999
______________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to its net realizable value.

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2024 and 2023, Other income (expense) of $1,832 and $632, respectively, includes $440 and $13, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $301 and $(34), respectively, and net investment income of $70 and $56, respectively. Other income (expense) also includes royalty income of $590 and $592 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 19 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $13,123 as of December 31, 2024 and $13,050 as of September 30, 2024. The long-term warranty liability was $1,239 at both December 31, 2024 and September 30, 2024.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
Balance, beginning of period	$13,050	$20,781
Warranties issued and changes in estimated pre-existing warranties	5,202	940
Actual warranty costs incurred	(5,129)	(6,260)
Balance, end of period	$13,123	$15,461

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2024			2023

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(20,018)	$—	$(20,018)	$10,238	$—	$10,238
Pension and other defined benefit plans	69	(14)	55	673	(141)	532
Cash flow hedges	3,234	(970)	2,264	(421)	126	(295)
Total other comprehensive income (loss)	$(16,715)	$(984)	$(17,699)	$10,490	$(15)	$10,475

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2024	At September 30, 2024
Foreign currency translation adjustments	$(58,604)	$(38,586)
Pension and other defined benefit plans	(19,072)	(19,127)
Cash flow hedges	1,953	(311)
Total	$(75,723)	$(58,024)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2024	2023
Pension amortization	$(636)	$(689)
Cash flow hedges	735	(111)
Total gain (loss) before tax	$99	$(800)
Tax benefit	(21)	168
Net of tax	$78	$(632)

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

	For the Three Months Ended December 31,
	2024	2023
Fixed	$11,634	$11,574
Variable (a), (b)	2,667	2,474
Short-term (b)	1,243	1,581
Total	$15,544	$15,629
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,893	$11,072
Financing cash flows from finance leases	42	114
Total	$10,935	$11,186

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	December 31, 2024	September 30, 2024
Operating Leases:
Right of use assets:
Operating right-of-use assets	$169,984	$171,211

Lease Liabilities:
Current portion of operating lease liabilities	$33,928	$35,065
Long-term operating lease liabilities	147,463	147,369
Total operating lease liabilities	$181,391	$182,434

Finance Leases:
Property, plant and equipment, net(1)	$682	$808

Lease Liabilities:
Notes payable and current portion of long-term debt	$143	$155
Long-term debt, net	218	255
Total financing lease liabilities	$361	$410

(1) Finance lease assets are recorded net of accumulated depreciation of $1,287 and $1,463 as of December 31, 2024 and September 30, 2024, respectively.

The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases
2025(a)	$34,057	$125
2026	38,150	115
2027	33,290	54
2028	27,672	50
2029	22,584	50
2030	15,354	12
Thereafter	55,833	—
Total lease payments	$226,940	$406
Less: Imputed Interest	(45,549)	(45)
Present value of lease liabilities	$181,391	$361
(a) Excluding the quarter ended December 31, 2024.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at December 31, 2024 were as follows:

Weighted-average remaining lease term (years):
Operating leases	6.97
Finance Leases	4.03

Weighted-average discount rate:
Operating Leases	6.33%
Finance Leases	6.71%

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

The State of Tennessee Department of Environment and Conservation (“TDEC”) identified the Memphis site as being potentially contaminated, raising the possibility that site operations could have resulted in soil and groundwater contamination involving volatile organic compounds and metals. In 2021, the TDEC performed a preliminary assessment of the site and recommended to the EPA that it include the site on the National Priorities List established under CERCLA. The TDEC further recommended that the EPA fund an investigation of potential soil gas contamination in receptors near the site. The TDEC has also indicated that it will proceed with this investigation if the EPA does not act. Since 2021, there has been no further action by the EPA or TDEC relating to the Memphis site.

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

Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

Since 2017, we have undertaken a series of transformative transactions to strengthen our core businesses and increase shareholder value. We divested our specialty plastics business in 2018 and our defense electronics (Telephonics) business in 2022 to focus on our core markets and improve our free cash flow conversion. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has helped establish us as a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products, under brands that include Clopay, Ideal, Cornell and Cookson. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of Hunter Fan Company ("Hunter") in January 2022 and ClosetMaid, LLC ("ClosetMaid") in 2018.

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

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

OVERVIEW

Revenue for the quarter ended December 31, 2024 was $632,371 compared to $643,153 in the prior year quarter, a decrease of $10,782 or 2%. The decrease was primarily due to a 4% decline in revenue at CPP, while HBP's revenue remained consistent with the prior year. Net income was $70,851 or $1.49 per share, compared to $42,177, or $0.82 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Gain on sale of real estate of $7,974 ($5,943, net of tax, or $0.13 per share);
–    Strategic review - retention and other of $1,651 ($1,215, net of tax, or $0.03 per share); and
– Discrete and certain other tax benefits, net, of $250 or $0.01 per share.

The prior year quarter results from operations included the following:

– Restructuring charges of $12,400 ($9,213, net of tax, or $0.18 per share);
–    Strategic review - retention and other of $4,658 ($3,500, net of tax, or $0.07 per share);
–    Gain on sale of real estate of $547 ($406, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $783 or $0.02 per share.

Excluding these items from the respective quarterly results, net income would have been $65,873, or $1.39 per share in the three months ended December 31, 2024 compared to $55,267, or $1.07 per share, in the prior year quarter.

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

	For the Three Months Ended December 31,
	2024	2023
	(Unaudited)

Net income	$70,851	$42,177

Adjusting items:
Restructuring charges(1)	—	12,400
Gain on sale of real estate	(7,974)	(547)
Strategic review - retention and other	1,651	4,658
Tax impact of above items(2)	1,595	(4,204)
Discrete and certain other tax (benefits) provisions, net(3)	(250)	783

Adjusted net income	$65,873	$55,267

Earnings per common share	$1.49	$0.82

Adjusting items, net of tax:
Restructuring charges(1)	—	0.18
Gain on sale of real estate	(0.13)	(0.01)
Strategic review - retention and other	0.03	0.07
Discrete and certain other tax (benefits) provisions, net(3)	(0.01)	0.02

Adjusted earnings per common share	$1.39	$1.07

Diluted weighted-average shares outstanding (in thousands)	47,541	51,467

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three months ended December 31, 2023, restructuring charges relate to the CPP global sourcing expansion, of which $11,646, is included in Cost of goods and services and $754 is included in SG&A in the Company's Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

Three Months ended December 31, 2024 and 2023

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 13 - Reportable Segments for a reconciliation of adjusted EBITDA to income before taxes.

Home and Building Products

	For the Three Months Ended December 31,
	2024		2023
Residential	$228,534		$218,798
Commercial	166,867		176,993
Total Revenue	$395,401		$395,791
Adjusted EBITDA	$127,042	32.1%	$124,719	31.5%
Depreciation and amortization	$4,275		$3,633

For the quarter ended December 31, 2024, HBP revenue remained consistent with the prior year quarter reflecting increased residential volume, offset by reduced commercial volume.

For the quarter ended December 31, 2024, adjusted EBITDA of $127,042 increased $2,323 or 2%, compared to $124,719 in the prior year quarter, resulting from reduced material costs, partially offset by increased labor and distribution costs.

For the quarter ended December 31, 2024, segment depreciation and amortization increased $642 compared with the prior year quarter due to new assets placed in service.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2024		2023
United States	$128,823		$151,172
Europe	4,540		5,245
Canada	16,004		21,028
Australia	83,131		64,871
All other countries	4,472		5,046
Total Revenue	$236,970		$247,362
Adjusted EBITDA	$18,192	7.7%	$5,539	2.2%
Depreciation and amortization	$11,218		$11,057

For the quarter ended December 31, 2024, revenue decreased $10,392, or 4%, compared to the prior year quarter, primarily driven by decreased volume of 8% due to reduced consumer demand in North America and the United Kingdom, partially offset by organic growth in Australia. The Pope acquisition contributed 4%.

For the quarter ended December 31, 2024, adjusted EBITDA of $18,192 increased $12,653 compared to $5,539 in the prior year quarter, primarily due to the benefits from the global sourcing expansion initiative and increased revenue in Australia as noted above.

For the quarter ended December 31, 2024, segment depreciation and amortization increased $161 compared to the prior year period due to new assets placed in service.

On July 1, 2024 Griffon announced that its subsidiary, AMES expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES’s product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after the acquisition.

Unallocated

For the quarter ended December 31, 2024, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $14,042, remained consistent with the prior year quarter of $13,907.

Strategic review

During the three months ended December 31, 2024 and 2023, we incurred strategic review expenses of $1,651 ($1,215, net of tax) and $4,658 ($3,500, net of tax), respectively, primarily for retention payments and other costs related to the strategic review process that concluded in April 2023.

Segment Depreciation and Amortization

For the three months ended December 31, 2024, segment depreciation and amortization of $15,493 increased $803 compared to $14,690 in the prior year quarter; the increase primarily relates to new assets placed in service.

Other Income (Expense)

For the quarters ended December 31, 2024 and 2023, Other income (expense) of $1,832 and $632, respectively, includes $440 and $13, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income (expense) of $301 and $(34), respectively, and net investment income of $70 and $56, respectively. Other income (expense) also includes royalty income of $590 and $592 for the three months ended December 31, 2024 and 2023, respectively.

Provision for income taxes

During the quarter ended December 31, 2024, the Company recognized a tax provision of $26,569 on income before taxes of $97,420, compared to a tax provision of $17,965 on income before taxes of $60,142 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $1,651 ($1,215, net of tax); gain on sale of real estate of $7,974 ($5,943, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $250. The prior year quarter results included strategic review costs - retention and other of $4,658 ($3,500, net of tax); restructuring charges of $12,400 ($9,213, net of tax); gain on sale of real estate of $547 ($406 net of tax); and discrete and certain other tax provisions, net, that affect comparability of $783. Excluding these items, the effective tax rates for the quarters ended December 31, 2024 and 2023 were 27.7% and 27.9%, respectively.

Stock-based compensation
For the quarters ended December 31, 2024 and 2023, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $5,378 and $6,417, respectively. The decrease in stock compensation expense is primarily due to the ESOP being frozen as of September 30, 2024 (meaning that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP). Additionally, during the three months ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of December 31, 2024 there were 4,166,038 shares of common stock in the ESOP, all of which were allocated to participant accounts.

Comprehensive income (loss)

For the quarter ended December 31, 2024, total other comprehensive loss, net of taxes, of $17,699 included a loss of $20,018 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; a $2,264 gain on cash flow hedges; and a $55 benefit from pension amortization.

For the quarter ended December 31, 2023, total other comprehensive income, net of taxes, of $10,475 included a gain of $10,238 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; a $295 loss on cash flow hedges; and a $532 benefit from pension amortization.

DISCONTINUED OPERATIONS

At December 31, 2024 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $7,604 and $7,768, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There was no reported revenues or costs in the three months ended December 31, 2024 and 2023 for discontinued operations.

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

As of December 31, 2024, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $65,700. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial for the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the three months ended December 31, 2024, the Company generated $142,922 of net cash from operating activities and, as of December 31, 2024, the Company had $427,510 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $151,952 at December 31, 2024.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Three Months Ended December 31,
	2024	2023
Net Cash Flows Provided by (Used In):
Operating activities	$142,922	$146,058
Investing activities	(236)	(13,543)
Financing activities	(108,121)	(123,947)

Cash flows provided by operating activities for the three months ended December 31, 2024 was $142,922, compared to $146,058 in the prior year period. In both the three months ended December 31, 2024 and 2023, cash provided by operating activities reflected increased cash generated primarily from operations at HBP and a decrease in net working capital, primarily driven by a decrease in accounts receivable, and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of businesses, investments and property, plant and equipment. During the three months ended December 31, 2024, cash flows used in investing activities was $236 compared to $13,543 in the prior year period. Cash flows used in investing activities in the current period primarily consisted of capital expenditures of $17,456, partially offset by proceeds totaling $17,220 primarily from the sale of real estate. In the prior year period, cash flows used in investing activities consisted primarily of capital expenditures of $14,330, partially offset by proceeds totaling $787 from the sale of real estate.

During the three months ended December 31, 2024, cash used in financing activities totaled $108,121 compared to $123,947 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program and the purchase of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $49,083, the payment of dividends of $9,037 and payments of long-term debt of $50,000, primarily related to the Revolver. Cash flows used in financing activities in the prior year period consisted primarily of net repayments of long-term debt of $32,360, primarily related to the Revolver, the purchase of shares of common stock in connection with the Board authorized share repurchase program and the purchase of common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock of $81,449, and the payment of dividends of $9,965.

During the three months ended December 31, 2024, 64,249 shares, with a market value of $5,417, or $84.31 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the three months ended December 31, 2024, the Board of Directors approved and paid a quarterly cash dividend of $0.18 per share. During fiscal 2024, the Board of Directors approved four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On February 4, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 18, 2025 to shareholders of record as of the close of business on February 25, 2025.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the three months ended December 31, 2024 totaled 610,172 shares of common stock, for a total of $42,344, or an average of $69.40 per share. As of December 31, 2024, $390,348 remained under the Board authorized repurchase program. During the three months ended and as of December 31, 2024, $413 and $2,220, respectively, were accrued for excise taxes for share repurchases.

During the three months ended December 31, 2024 and 2023, cash used in discontinued operations from operating activities was $180 and $2,926, respectively, primarily related to the settling of certain liabilities and environmental costs.

Cash and Equivalents and Debt	December 31,	September 30,
	2024	2024
Cash and equivalents	$151,952	$114,438
Notes payable and current portion of long-term debt	8,143	8,155
Long-term debt, net of current maturities	1,466,889	1,515,897
Debt discount/premium and issuance costs	14,604	15,633
Total gross debt	1,489,636	1,539,685
Debt, net of cash and equivalents	$1,337,684	$1,425,247

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2024, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on December 31, 2024 based upon quoted market prices (Level 1 inputs). At December 31, 2024, $6,395 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, during 2023 and 2022, Griffon prepaid $25,000 and $300,000, respectively, aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of December 31, 2024, the Term Loan B outstanding balance was $455,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At December 31, 2024, unamortized costs of $5,107 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (6.58% as of December 31, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $457,275 on December 31, 2024 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.43% at December 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 2.00% (6.73% at December 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at December 31, 2024).

At December 31, 2024, under the Credit Agreement, there were $59,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $427,510 was available, subject to certain loan covenants, for borrowing at that date.

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

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility. Effective in December 2023, the facility was amended to replace the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA"). The facility accrues interest at CORRA plus 1.3% per annum (4.60% as of December 31, 2024). The revolving facility matured in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility. The facility accrues interest at CORRA plus a credit adjustment spread and margin of 1.2%. Garant is required to maintain a certain minimum equity.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in 2024 and now matures in March 2025, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (5.57% at December 31, 2024). At December 31, 2024, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($18,645 as of December 31, 2024) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At December 31, 2024, Griffon and its subsidiaries were in compliance with the terms and covenants of all its credit and loan agreements. Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA (as defined above) and TTM stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.4x at December 31, 2024.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $455,000 on December 31, 2024 and Revolver maturing in 2028 with an outstanding balance of $59,500. The Term Loan B accrues interest at the Term SOFR plus a spread of 2.25% (6.58% as of December 31, 2024). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 2.00% (6.43% at December 31, 2024); SONIA loans accrue interest at SONIA Base Rate plus a credit spread adjustment and a margin of 2.00% (6.73% at December 31, 2024); and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at December 31, 2024).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2024, our largest customer, The Home Depot, represented 10% of Griffon’s consolidated revenue, 9% of HBP’s revenue and 12% of CPP's revenue.

No other customer are expected to exceed 10% of consolidated revenue. Future operating results will continue to depend substantially on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of the volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and results of operations.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2024 and September 30, 2024 and for the three months ended December 31, 2024 and for the year ended September 30, 2024. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2024		September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$503,124	$—	$2,147,788
Gross profit	$—	$220,728	$—	$871,822
Income (loss) from operations	$(6,413)	$108,221	$(25,982)	$408,181
Equity in earnings of Guarantor subsidiaries	$78,603	$—	$283,959	$—
Net income (loss)	$(13,925)	$78,603	$(74,331)	$283,959

Summarized Balance Sheet Information

	As of December 31, 2024		As of September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$53,047	$612,784	$58,194	$635,767
Non-current assets	12,858	1,302,004	12,558	1,307,839
Total assets	$65,905	$1,914,788	$70,752	$1,943,606

Current liabilities	$82,390	$215,142	$69,556	$213,234
Long-term debt	1,466,692	216	1,515,669	222
Other liabilities	19,131	236,144	23,033	237,432
Total liabilities	$1,568,213	$451,502	$1,608,258	$450,888

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2024.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2024. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,”

“projects,” “expects,” “believes,” "achieves", “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including the expanded CPP global outsourcing strategy announced in May 2023); the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics, such as COVID-19, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2024. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2024, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2024	481,379	(2)	$67.91	481,379
November 1-30, 2024	94,449	(3)	$81.83	30,200
December 1-31, 2024	98,593	(2)	$74.44	98,593
Total	674,421			610,172	$390,348

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of December 31, 2024, $390,348 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

3.Includes (a) 30,200 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 64,249 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6	Exhibits

10.1*
Offer Letter, dated November 13, 2024, between the Company and Brian G. Harris. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2024 (Commission File No. 1-06620)).

19.1**	Insider Trading Policy

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement.
** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ W. Christopher Durborow
W. Christopher Durborow
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 5, 2025