Form 10-Q
period 2025-03-31
GRIFFON CORP
filed 2025-05-08
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding at April 30, 2025 was 47,025,919.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2025	September 30, 2024
CURRENT ASSETS
Cash and equivalents	$127,821	$114,438
Accounts receivable, net of allowances of $11,155 and $10,986	301,481	312,765
Inventories	431,335	425,489
Prepaid and other current assets	53,263	61,604
Assets held for sale	5,450	14,532
Assets of discontinued operations	1,145	648
Total Current Assets	920,495	929,476
PROPERTY, PLANT AND EQUIPMENT, net	291,753	288,297
OPERATING LEASE RIGHT-OF-USE ASSETS	163,572	171,211
GOODWILL	329,529	329,393
INTANGIBLE ASSETS, net	604,440	618,782
OTHER ASSETS	29,712	30,378
ASSETS OF DISCONTINUED OPERATIONS	4,440	3,417
Total Assets	$2,343,941	$2,370,954

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,133	$8,155
Accounts payable	140,566	119,354
Accrued liabilities	144,784	181,918
Current portion of operating lease liabilities	32,445	35,065
Liabilities of discontinued operations	4,905	4,498
Total Current Liabilities	330,833	348,990
LONG-TERM DEBT, net	1,528,838	1,515,897
LONG-TERM OPERATING LEASE LIABILITIES	142,570	147,369
OTHER LIABILITIES	122,726	130,540
LIABILITIES OF DISCONTINUED OPERATIONS	4,232	3,270
Total Liabilities	2,129,199	2,146,066
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	214,742	224,888
Total Liabilities and Shareholders’ Equity	$2,343,941	$2,370,954

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2025 and 2024
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock including excise taxes	—	—	537	—	—	104	—	—	641
Stock-based compensation	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776
Net income	—	—	—	56,762	—	—	—	—	56,762
Dividend	—	—	—	(8,494)	—	—	—	—	(8,494)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	520	(39,407)	—	—	(39,407)
Common stock acquired including excise taxes	—	—	—	—	420	(30,827)	—	—	(30,827)
Equity awards granted, net	—	—	(1,238)	—	(49)	1,238	—	—	—
Stock-based compensation	—	—	6,515	—	—	—	—	—	6,515
Other comprehensive income, net of tax	—	—	—	—	—	—	2,417	—	2,417
Balance at March 31, 2025	84,746	$21,187	$676,084	$572,365	37,515	$(981,588)	$(73,306)	$—	$214,742

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	42,177	—	—	—	—	42,177
Dividend	—	—	—	(7,825)	—	—	—	—	(7,825)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	221	(11,604)	—	—	(11,604)
Amortization of deferred compensation	—	—	—	—	—	—	—	520	520
Common stock acquired including excise taxes	—	—	—	—	1,634	(70,543)	—	—	(70,543)
Equity awards granted, net	—	—	(3,383)	—	(180)	3,383	—	—	—
ESOP allocation of common stock	—	—	1,550	—	—	—	—	—	1,550
Stock-based compensation	—	—	5,028	—	—	—	—	—	5,028
Other comprehensive income, net of tax	—	—	—	—	—	—	10,475	—	10,475
Balance at December 31, 2023	84,746	$21,187	$665,875	$315,868	33,359	$(656,450)	$(59,535)	$(1,923)	$285,022
Net income	—	—	—	64,143	—	—	—	—	64,143
Dividend	—	—	—	(7,289)	—	—	—	—	(7,289)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	375	(22,722)	—	—	(22,722)
Amortization of deferred compensation	—	—	—	—	—	—	—	586	586
Common stock acquired including excise taxes	—	—	—	—	1,803	(118,964)	—	—	(118,964)
Equity awards granted, net	—	—	(9,492)	—	(428)	9,492	—	—	—
ESOP allocation of common stock	—	—	2,457	—	—	—	—	—	2,457
Stock-based compensation	—	—	3,849	—	—	—	—	—	3,849
Other comprehensive income, net of tax	—	—	—	—	—	—	(4,896)	—	(4,896)
Balance at March 31, 2024	84,746	$21,187	$662,689	$372,722	35,109	$(788,644)	$(64,431)	$(1,337)	$202,186

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$611,746	$672,880	$1,244,117	$1,316,033
Cost of goods and services	359,535	402,215	727,630	808,727
Gross profit	252,211	270,665	516,487	507,306

Selling, general and administrative expenses	151,047	157,217	303,228	310,020
Income from operations	101,164	113,448	213,259	197,286

Other income (expense)
Interest expense	(23,930)	(26,149)	(48,817)	(51,448)
Interest income	708	637	1,114	1,061
Gain on sale of real estate	183	11	8,157	558
Other, net	512	626	2,344	1,258
Total other expense, net	(22,527)	(24,875)	(37,202)	(48,571)

Income before taxes	78,637	88,573	176,057	148,715
Provision for income taxes	21,875	24,430	48,444	42,395
Net income	$56,762	$64,143	$127,613	$106,320

Basic earnings per common share	$1.24	$1.34	$2.80	$2.20

Basic weighted-average shares outstanding	45,658	47,946	45,598	48,365

Diluted earnings per common share	$1.21	$1.28	$2.70	$2.10

Diluted weighted-average shares outstanding	46,900	49,931	47,226	50,714

Dividends paid per common share	$0.18	$0.15	$0.36	$0.30

Net income	$56,762	$64,143	$127,613	$106,320
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,970	(7,199)	(17,048)	3,039
Pension and other post retirement plans	541	531	596	1,063
Change in cash flow hedges	(1,094)	1,772	1,170	1,477
Total other comprehensive income (loss), net of taxes	2,417	(4,896)	(15,282)	5,579
Comprehensive income, net	$59,179	$59,247	$112,331	$111,899

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,613	$106,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,264	29,903
Stock-based compensation	11,893	12,674
Asset impairment charges - restructuring	—	8,482
Provision for losses on accounts receivable	499	904
Amortization of debt discounts and issuance costs	2,070	2,113
Gain on sale of assets and investments	(27)	(517)
Gain on sale of real estate	(8,157)	(558)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	5,225	(33,503)
(Increase) decrease in inventories	(11,928)	56,250
(Increase) decrease in prepaid and other assets	3,136	(5,766)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(1,592)	7,979
Other changes, net	(571)	1,579
Net cash provided by operating activities	159,425	185,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(31,174)	(33,289)
Proceeds from the sale of property, plant and equipment	17,575	1,272
Net cash used in investing activities	(13,599)	(32,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,441)	(21,676)
Purchase of shares for treasury	(121,453)	(222,421)
Proceeds from long-term debt	63,000	179,500
Payments of long-term debt	(52,079)	(67,184)
Other, net	(27)	(262)
Net cash used in financing activities	(134,000)	(132,043)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(289)	(3,273)
Net cash provided by investing activities	137	—
Net cash used in discontinued operations	(152)	(3,273)
Effect of exchange rate changes on cash and equivalents	1,709	1,614
NET INCREASE IN CASH AND EQUIVALENTS	13,383	20,141
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	114,438	102,889
CASH AND EQUIVALENTS AT END OF PERIOD	$127,821	$123,030
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$1,934	$2,931

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

On March 31, 2025, the fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $950,406 and $453,000, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,928 at March 31, 2025 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2025, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At March 31, 2025, Griffon had $31,000 of Australian Dollar contracts at a weighted average rate of $1.48 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $2,124 ($1,487, net of tax) at March 31, 2025. Upon settlement, gains of $1,310 and $2,265 were recorded in COGS during the three and six months ended March 31, 2025. All contracts expire in 30 to 180 days.

At March 31, 2025, Griffon had $19,500 of Chinese Yuan contracts at a weighted average rate of $7.06 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Income (Loss) in COGS. AOCI included deferred losses of $458 ($334, net of tax) at March 31, 2025. Upon settlement, losses of $388 and $608 were recorded in COGS during the three and six months ended March 31, 2025. All contracts expire in 2 to 214 days.

At March 31, 2025, Griffon had $10,197 of Canadian Dollar contracts at a weighted average rate of $1.38. The contracts, which protect Canadian operations from currency fluctuations for U.S. Dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2025, fair value losses of $53 and gains of $189 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $89 and $135 were recorded in Other income during the three and six months ended March 31, 2025 for all settled contracts. All contracts expire in 1 to 419 days.

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

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all of the assets of Pope, a leading Australian provider of residential watering products, from the Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. The purchase price was preliminarily allocated to inventory of AUD 16,132 (approximately $10,752), property, plant and equipment, net of AUD 1,289 (approximately $859), accrued liabilities of AUD 1,194 (approximately $795), acquired intangibles, net of deferred taxes, of AUD 2,940 (approximately $1,960), and goodwill of AUD 2,640 (approximately $1,759), which was assigned to the CPP segment, and is not deductible for income tax purposes.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At March 31, 2025	At September 30, 2024
Raw materials and supplies	$94,511	$92,366
Work in process	12,520	13,923
Finished goods	324,304	319,200
Total	$431,335	$425,489

In connection with the Company's restructuring activities described in Note 17, Restructuring Charges, during the six months ended March 31, 2024, CPP recorded inventory impairment charges of $8,482 to adjust inventory to its net realizable value. There were no impairment charges recorded during the six months ended March 31, 2025.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2025	At September 30, 2024
Land, building and building improvements	$155,079	$153,076
Machinery and equipment(1)	486,250	472,030
Leasehold improvements	37,602	37,833
	678,931	662,939
Accumulated depreciation	(387,178)	(374,642)
Total	$291,753	$288,297
(1) Machinery and Equipment includes approximately $39,002 and $36,443 of construction in progress assets as of March 31, 2025 and September 30, 2024, respectively.
Depreciation and amortization expense for property, plant and equipment was $9,858 and $9,499 for the quarters ended March 31, 2025 and 2024, respectively, and $19,708 and $18,766 for the six months ended March 31, 2025 and 2024, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses was $4,088 and $4,095 for the quarters ended March 31, 2025 and 2024, respectively and $8,422 and $8,094 for the six months ended March 31, 2025 and 2024, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale, and the net book value of these properties as of March 31, 2025 and September 30, 2024 totaled $5,450 and $14,532, respectively.

During the six months ended March 31, 2025, no event or indicator of impairment occurred which would require additional impairment testing of property, plant and equipment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 7 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less allowances for discounts, credit losses and returns. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivable balances and the financial condition of its customers. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for credit losses includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for credit losses is recorded in SG&A expenses.

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

The following table provides a roll-forward of the allowance for doubtful accounts, including provisions for expected credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Six months ended March 31,
	2025	2024
Beginning Balance, October 1	$10,986	$11,264
Provision for expected credit losses	499	904
Amounts written off charged against the allowance	(315)	(636)
Other, primarily foreign currency translation	(15)	35
Ending Balance, March 31	$11,155	$11,567

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Indicators of impairment were not present for any of Griffon's reporting units during the six months ended March 31, 2025. The following table provides a summary of the carrying value of goodwill by segment as of March 31, 2025 and September 30, 2024, as follows:

	At September 30, 2024	Goodwill from acquisitions (1)	Foreign currency translation adjustments	At March 31, 2025
Home and Building Products	$191,253	$—	$—	$191,253
Consumer and Professional Products	138,140	230	(94)	138,276
Total	$329,393	$230	$(94)	$329,529
(1) The increase is due to preliminary purchase price allocation adjustments recorded during the three and six months ended March 31, 2025 related to the 2024 Pope acquisition.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2025			At September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$447,401	$140,537	17	$450,784	$134,296
Technology and patents	17,758	10,446	10	17,350	6,859
Total amortizable intangible assets	465,159	150,983		468,134	141,155
Trademarks	290,264	—		291,803	—
Total intangible assets	$755,423	$150,983		$759,937	$141,155

The gross carrying amount of intangible assets was impacted by $4,514 related to unfavorable foreign currency translation.

Amortization expense for intangible assets was $5,792 and $5,581 for the quarters ended March 31, 2025 and 2024, respectively, and $11,556 and $11,137 for the six months ended March 31, 2025 and 2024, respectively. Amortization expense for the remainder of 2025 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2025 - $11,152; 2026 - $22,708; 2027 - $22,107; 2028 - $22,107; 2029 - $22,107; 2030 - $22,107; thereafter $191,888.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended March 31, 2025, the Company recognized a tax provision of $21,875 on income before taxes of $78,637, compared to a tax provision of $24,430 on income before taxes of $88,573 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $1,199 ($898, net of tax); gain on sale of real estate of $183 ($136, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $75. The prior year quarter results included strategic review costs - retention and other of $2,676 ($1,997, net of tax); restructuring charges of $2,401 ($1,769, net of tax); gain on sale of real estate of $11 ($9, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $390. Excluding these items, the effective tax rates for the quarters ended March 31, 2025 and 2024 were 27.7% and 27.9%, respectively.

During the six months ended March 31, 2025, the Company recognized a tax provision of $48,444 on income before taxes of $176,057, compared to a tax provision of $42,395 on income before taxes of $148,715 in the comparable prior year period. The six month period ended March 31, 2025 included strategic review costs - retention and other of $2,850 ($2,113, net of tax); gain on sale of real estate of $8,157 ($6,079, net of tax); and discrete and other tax benefits, net, that affect comparability of $175. The six month period ended March 31, 2024 included restructuring charges of $14,801 ($10,982, net of tax); strategic review - retention and other of $7,334 ($5,497, net of tax); gain on sale of real estate of $558 ($415, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $393. Excluding these items, the effective tax rates for the six months ended March 31, 2025 and 2024 were 27.7% and 27.9%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

Debt at March 31, 2025 and September 30, 2024 consisted of the following:

		At March 31, 2025					At September 30, 2024
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$145	(5,890)	$969,030	5.75%	$974,775	$169	$(6,900)	$968,044	5.75%
Term Loan B due 2029	(b)	453,000	(530)	(4,795)	447,675	Variable	457,000	(599)	(5,420)	450,981	Variable
Revolver due 2028	(b)	122,500	—	(2,486)	120,014	Variable	107,500	—	(2,859)	104,641	Variable
Non US lines of credit	(c)	—	—	(72)	(72)	Variable	—	—	(2)	(2)	Variable
Other long term debt	(d)	324	—	—	324	Variable	410	—	(22)	388	Variable
Totals		1,550,599	(385)	(13,243)	1,536,971		1,539,685	(430)	(15,203)	1,524,052
less: Current portion		(8,133)	—	—	(8,133)		(8,155)	—	—	(8,155)
Long-term debt		$1,542,466	$(385)	$(13,243)	$1,528,838		$1,531,530	$(430)	$(15,203)	$1,515,897
Interest expense for the three and six months ended March 31, 2025 and 2024 consists of the following:

		Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,020	$(12)	$505	$14,513	6.0%	$14,012	$(12)	$505	$14,505
Term Loan B due 2029	(b)	6.8%	7,328	34	312	7,674	8.2%	9,027	42	331	9,400
Revolver due 2028	(b)	Variable	1,669	—	187	1,856	Variable	2,231	—	187	2,418
Non US lines of credit	(c)	Variable	72	—	15	87	Variable	14	—	4	18
Other long term debt	(d)	Variable	19	—	—	19	Variable	115	—	1	116
Capitalized interest			(219)	—	—	(219)		(308)	—	—	(308)
Totals			$22,889	$22	$1,019	$23,930		$25,091	$30	$1,028	$26,149

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Six Months Ended March 31, 2025					Six Months Ended March 31, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,032	$(24)	$1,010	$29,018	6.0%	$28,024	$(24)	$1,010	$29,010
Term Loan B due 2029	(b)	7.0%	15,383	69	625	16,077	8.2%	18,244	85	661	18,990
Revolver due 2028	(b)	Variable	3,546	—	373	3,919	Variable	3,139	—	373	3,512
Non US lines of credit	(c)	Variable	74	—	17	91	Variable	14	—	8	22
Other long term debt	(d)	Variable	78	—	—	78	Variable	417	—	1	418
Capitalized interest			(366)	—	—	(366)		(504)	—	—	(504)
Totals			$46,747	$45	$2,025	$48,817		$49,334	$61	$2,053	$51,448

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2025, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on March 31, 2025 based upon quoted market prices (Level 1 inputs). At March 31, 2025, $5,890 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of March 31, 2025, the Term Loan B outstanding balance was $453,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At March 31, 2025, $4,795 of costs incurred remained to be amortized.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.32% as of March 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $453,000 on March 31, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (6.17% at March 31, 2025) and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.25% at March 31, 2025).

At March 31, 2025, under the Credit Agreement, there was $122,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $364,510 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.2% (4.27% as of March 31, 2025). At March 31, 2025 there was no balance outstanding under the facility with CAD 20,000 ($13,992 as of March 31, 2025) available for borrowing. The facility is secured by substantially all of the assets of Garant. Garant is required to maintain a certain minimum equity and a minimum interest coverage ratio.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed as of March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% (5.35% at March 31, 2025). At March 31, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($18,918 as of March 31, 2025) available for borrowing. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

(d)     In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At March 31, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the six months ended March 31, 2025, the Company paid two quarterly cash dividends each for $0.18 per share each. During 2024, the Company paid four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share.

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

The ESOP was frozen as of September 30, 2024; this means that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, the Company’s U.S. employees who were not members of a collective bargaining agreement and met certain eligibility requirements became participants in the ESOP. During the first quarter ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of December 31, 2024 there were 4,166,038 shares of common stock in the ESOP, all of which were allocated to participant accounts.

On May 7, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on June 18, 2025 to shareholders of record as of the close of business on May 30, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of March 31, 2025, there were 1,877,159 shares available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the maximum number of shares granted, upon achieving certain performance criteria or market conditions, multiplied by the stock price as valued by a Monte Carlo Simulation Model. Compensation cost related to stock-based awards with graded vesting, generally over a period of 3 years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Restricted stock	$6,515	$3,849	$11,893	$8,877
ESOP[1]	—	2,408	—	3,797
Total stock-based compensation	$6,515	$6,257	$11,893	$12,674
________________________
1.During the first quarter ended December 31, 2024, the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid.

During the first quarter of 2025, Griffon granted 142,911 shares of restricted stock and restricted stock units ("RSUs") to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $9,735, or a weighted average fair value of $68.12 per share. During the first quarter of 2025, Griffon also granted 436,947 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance criteria or market conditions, relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,372, or a weighted average fair value of $84.95 per share.

During the second quarter of 2025, Griffon granted 15,940 shares of restricted stock to non-employee directors of Griffon with a vesting period of one year and a fair value of $1,100, or a weighted average fair value of $69.03 per share.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and six months ended March 31, 2025 totaled 420,200 and 1,030,372 shares of common stock, respectively, for a total of $30,524 and $72,868, respectively, or an average of $72.64 and $70.72 per share, respectively. This excludes excise taxes incurred for share repurchases of $303 and $716, for the quarter and six months ended March 31, 2025, respectively. As of March 31, 2025, $359,825 remains available under Griffon's Board authorized repurchase program.

On February 20, 2024, Griffon repurchased 1,500,000 shares of its common stock, par value $0.25 per share, pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P. and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250.

During the quarter and six months ended March 31, 2025, 519,644 and 583,893 shares, respectively, with a market value of $39,860, or $76.71 per share and $45,277, or $77.54 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $453 and $528 for the quarter and six months ended March 31, 2025, respectively.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Common shares outstanding	47,231	49,637	47,231	49,637
Unallocated ESOP shares	—	(131)	—	(131)
Non-vested restricted stock	(1,611)	(2,337)	(1,611)	(2,337)
Impact of weighted average shares	38	777	(22)	1,196
Weighted average shares outstanding - basic	45,658	47,946	45,598	48,365
Incremental shares from stock-based compensation	1,242	1,985	1,628	2,349
Weighted average shares outstanding - diluted	46,900	49,931	47,226	50,714

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2025	2024	2025	2024
Home and Building Products	$368,248	$392,062	$763,649	$787,853
Consumer and Professional Products	243,498	280,818	480,468	528,180
Total revenue	$611,746	$672,880	$1,244,117	$1,316,033

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Residential repair and remodel	$174,312	$188,529	$368,994	$375,070
Commercial	162,355	170,740	329,222	347,733
Residential new construction	31,581	32,793	65,433	65,050
Total Home and Building Products	368,248	392,062	763,649	787,853
Residential repair and remodel	78,338	97,044	148,597	173,108
Retail	52,518	73,511	99,781	142,789
Residential new construction	12,498	13,676	26,879	27,681
Industrial	17,562	16,372	31,416	31,149
International excluding North America	82,582	80,215	173,795	153,453
Total Consumer and Professional Products	243,498	280,818	480,468	528,180
Total Consolidated Revenue	$611,746	$672,880	$1,244,117	$1,316,033

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables present revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31,
	2025			2024
	HBP	CPP	Total	HBP	CPP	Total
United States	$354,444	$144,118	$498,562	$375,326	$183,142	$558,468
Europe	—	12,533	12,533	1	18,353	18,354
Canada	12,037	16,306	28,343	14,413	16,363	30,776
Australia	—	65,240	65,240	—	57,030	57,030
All other countries	1,767	5,301	7,068	2,322	5,930	8,252
Consolidated revenue	$368,248	$243,498	$611,746	$392,062	$280,818	$672,880

	For the Six Months Ended March 31,
	2025			2024
	HBP	CPP	Total	HBP	CPP	Total
United States	$732,702	$272,941	$1,005,643	$754,954	$334,314	$1,089,268
Europe	—	17,073	17,073	109	23,598	23,707
Canada	26,153	32,310	58,463	29,181	37,391	66,572
Australia	—	148,371	148,371	—	121,901	121,901
All other countries	4,794	9,773	14,567	3,609	10,976	14,585
Consolidated revenue	$763,649	$480,468	$1,244,117	$787,853	$528,180	$1,316,033

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Segment adjusted EBITDA:
Home and Building Products	$109,434	$128,924	$236,476	$253,643
Consumer and Professional Products	23,726	20,121	41,918	25,660
Segment adjusted EBITDA	133,160	149,045	278,394	279,303
Unallocated amounts, excluding depreciation *	(14,635)	(14,814)	(28,677)	(28,721)
Adjusted EBITDA	118,525	134,231	249,717	250,582
Net interest expense	(23,222)	(25,512)	(47,703)	(50,387)
Depreciation and amortization	(15,650)	(15,080)	(31,264)	(29,903)
Restructuring charges	—	(2,401)	—	(14,801)
Gain on sale of real estate	183	11	8,157	558
Strategic review - retention and other	(1,199)	(2,676)	(2,850)	(7,334)
Income before taxes	$78,637	$88,573	$176,057	$148,715
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2025	2024	2025	2024
Segment:
Home and Building Products	$4,334	$3,772	$8,609	$7,405
Consumer and Professional Products	11,178	11,171	22,396	22,228
Total segment depreciation and amortization	15,512	14,943	31,005	29,633
Corporate	138	137	259	270
Total consolidated depreciation and amortization	$15,650	$15,080	$31,264	$29,903

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$9,359	$12,525	$18,190	$23,033
Consumer and Professional Products	4,101	6,368	8,462	10,117
Total segment	13,460	18,893	26,652	33,150
Corporate	258	66	4,522	139
Total consolidated capital expenditures	$13,718	$18,959	$31,174	$33,289

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At March 31, 2025	At September 30, 2024
Segment assets:
Home and Building Products	$744,673	$737,992
Consumer and Professional Products(1)	1,438,250	1,495,489
Total segment assets	2,182,923	2,233,481
Corporate	155,433	133,408
Total assets	2,338,356	2,366,889
Discontinued operations	5,585	4,065
Consolidated total	$2,343,941	$2,370,954

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale. The net book value of these properties as of March 31, 2025 and September 30, 2024 totaled $5,450 and $14,532, respectively.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest cost	$1,605	$1,889	$3,210	$3,777
Expected return on plan assets	(2,541)	(2,543)	(5,083)	(5,086)
Amortization:
Recognized actuarial loss	637	689	1,273	1,378
Net periodic (benefit) expense	$(299)	$35	$(600)	$69
The Hunter Fan Pension Plan (the "Plan") was terminated with an effective date of April 30, 2024. This was communicated to Plan participants in February 2024. At the time of termination, the Plan was fully funded and the Company did not anticipate making additional funding contributions as of the benefit distribution dates. During the six months ended March 31, 2025 the Plan paid lump sum payments in the amount of $4,830 to those participants that elected a lump sum distribution. Additionally, the Company selected an insurance company to hold the annuity and provide pension benefits to the plan participants currently receiving benefit payments and those that elected to continue their future benefit with an annuity provider. This decision included a transfer of plan assets valued at $10,895. The termination process is expected to be complete in 2025.

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

NOTE 16 – DISCONTINUED OPERATIONS

At March 31, 2025 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $9,137 and $7,768, respectively. The increase in assets and liabilities was primarily associated with insurance claims receivable and payable. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2025	At September 30, 2024
Assets of discontinued operations:
Prepaid and other current assets	$1,145	$648
Other long-term assets	4,440	3,417
Total assets of discontinued operations	$5,585	$4,065

Liabilities of discontinued operations:
Accrued liabilities, current	$4,905	$4,498
Other long-term liabilities	4,232	3,270
Total liabilities of discontinued operations	$9,137	$7,768

There was no reported revenues or costs in the six months ended March 31, 2025 and 2024 for discontinued operations.

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

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations have met the held for sale criteria and have been classified as such on our Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024. The net book value of these properties as of March 31, 2025 and September 30, 2024 totaled $5,450 and $14,532, respectively.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which at the conclusion of the project as of September 30, 2024 totaled $13,271, and excludes future proceeds from the sale of remaining real estate and equipment designated as held for sale on the condensed consolidated balance sheets. During the six months ended March 31, 2025, cash proceeds related to the sale of the remaining real estate and equipment held for sale totaled $17,445.

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

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
	2024	2024
Cost of goods and services	$1,334	$12,980
Selling, general and administrative expenses	1,067	1,821
Total	$2,401	$14,801

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2024	2024
Personnel related costs	$482	$2,329
Facilities, exit costs and other	1,919	3,990
Non-cash facility and other	—	8,482
Total	$2,401	$14,801

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the six months ended March 31, 2025 and 2024:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2024	$8,182	$4,816	$—	$12,998
Q1 Cash payments	(5,009)	(1,064)	—	(6,073)
Accrued liability at December 31, 2024	$3,173	$3,752	$—	$6,925
Q2 Cash payments	(83)	(1,649)	—	(1,732)
Accrued Liability at March 31, 2025	$3,090	$2,103	$—	$5,193

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Q1 Restructuring charges	1,847	2,071	8,482	12,400
Q1 Cash payments	(7,215)	(3,362)	—	(10,577)
Q1 Non-cash charges	—		(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999
Q2 Restructuring charges	482	1,919	—	2,401
Q2 Cash payments	(608)	(1,919)	—	(2,527)
Accrued liability at March 31, 2024	$8,613	$4,260	$—	$12,873
______________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to its net realizable value.

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2025 and 2024, Other income (expense) of $512 and $626, respectively, includes ($222) and $179, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $299 and ($35), respectively, and net investment income (loss) of ($16) and $29, respectively. Other income (expense) also includes royalty income of $556 and $509 for the three months ended March 31, 2025 and 2024, respectively.

For the six months ended March 31, 2025 and 2024, Other income (expense) of $2,344 and $1,258, respectively, includes $218 and $191, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $600 and ($69), respectively, as well as $54 and $85, respectively, of net investment income. Other income (expense) also included royalty income of $1,146 and $1,100 for the six months ended March 31, 2025 and 2024, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 19 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $12,253 as of March 31, 2025 and $13,050 as of September 30, 2024. The long-term warranty liability was $1,239 at both March 31, 2025 and September 30, 2024.

Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three and six months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning of period	$13,123	$15,461	$13,050	$20,781
Warranties issued and changes in estimated pre-existing warranties	5,119	9,104	10,321	10,044
Actual warranty costs incurred	(5,989)	(9,662)	(11,118)	(15,922)
Balance, end of period	$12,253	$14,903	$12,253	$14,903

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2025			2024

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,970	$—	$2,970	$(7,199)	$—	$(7,199)
Pension and other defined benefit plans	685	(144)	541	672	(141)	531
Cash flow hedges	(1,563)	469	(1,094)	2,531	(759)	1,772
Total other comprehensive income (loss)	$2,092	$325	$2,417	$(3,996)	$(900)	$(4,896)

	Six Months Ended March 31,
	2025			2024
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(17,048)	$—	$(17,048)	$3,039	$—	$3,039
Pension and other defined benefit plans	754	(158)	596	1,345	(282)	1,063
Cash flow hedges	1,671	(501)	1,170	2,110	(633)	1,477
Total other comprehensive income (loss)	$(14,623)	$(659)	$(15,282)	$6,494	$(915)	$5,579

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2025	At September 30, 2024
Foreign currency translation adjustments	$(55,634)	$(38,586)
Pension and other defined benefit plans	(18,531)	(19,127)
Cash flow hedges	859	(311)
Total	$(73,306)	$(58,024)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2025	2024	2025	2024
Pension amortization	$(637)	$(689)	$(1,273)	$(1,378)
Cash flow hedges	922	(780)	1,657	(891)
Total gain (loss) before tax	$285	$(1,469)	$384	$(2,269)
Tax	(60)	308	(81)	476
Net of tax	$225	$(1,161)	$303	$(1,793)

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Fixed	$11,951	$11,863	$23,585	$23,437
Variable (a), (b)	2,669	2,436	5,336	4,910
Short-term (b)	1,192	1,081	2,435	2,662
Total	$15,812	$15,380	$31,356	$31,009
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Six Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,324	$22,707
Financing cash flows from finance leases	79	196
Total	$21,403	$22,903

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	March 31, 2025	September 30, 2024
Operating Leases:
Right of use assets:
Operating right-of-use assets	$163,572	$171,211

Lease Liabilities:
Current portion of operating lease liabilities	$32,445	$35,065
Long-term operating lease liabilities	142,570	147,369
Total operating lease liabilities	$175,015	$182,434

Finance Leases:
Property, plant and equipment, net(1)	$598	$808

Lease Liabilities:
Notes payable and current portion of long-term debt	$133	$155
Long-term debt, net	191	255
Total financing lease liabilities	$324	$410

(1) Finance lease assets are recorded net of accumulated depreciation of $1,312 and $1,463 as of March 31, 2025 and September 30, 2024, respectively.

The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2025 are as follows:

	Operating Leases	Finance Leases
2025(a)	$22,686	$83
2026	38,421	115
2027	33,490	54
2028	27,849	50
2029	22,775	50
2030	15,517	12
Thereafter	55,836	—
Total lease payments	$216,574	$364
Less: Imputed Interest	(41,559)	(40)
Present value of lease liabilities	$175,015	$324
(a) Excluding the six months ended March 31, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at March 31, 2025 were as follows:

Weighted-average remaining lease term (years):
Operating leases	6.84
Finance Leases	3.87

Weighted-average discount rate:
Operating Leases	6.35%
Finance Leases	6.74%

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

OVERVIEW

Revenue for the quarter ended March 31, 2025 was $611,746 compared to $672,880 in the prior year quarter, a decrease of $61,134 or 9%, due to the decreased revenue at HBP and CPP of 6% and 13%, respectively. Net income was $56,762 or $1.21 per share, compared to $64,143, or $1.28 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Strategic review - retention and other of $1,199 ($898, net of tax, or $0.02 per share);
–    Gain on sale of real estate of $183 ($136, net of tax, or $0.00 per share); and
– Discrete and certain other tax provisions, net, of $75 or $0.00 per share.

The prior year quarter results from operations included the following:

–    Restructuring charges of $2,401 ($1,769, net of tax, or $0.04 per share);
–    Strategic review - retention and other of $2,676 ($1,997, net of tax, or $0.04 per share);
–    Gain on sale of real estate of $11 ($9, net of tax, or $0.00 per share); and
– Discrete and certain other tax benefits, net, of $390 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $57,599, or $1.23 per share in the three months ended March 31, 2025 compared to $67,510, or $1.35 per share, in the prior year quarter.

Revenue for the six months ended March 31, 2025 was $1,244,117 compared to $1,316,033 in the prior year period, a decrease of 5%, due to the decreased revenue at HBP and CPP of 3% and 9%, respectively. Net income was $127,613 or $2.70 per share, compared to net income of $106,320, or $2.10 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Strategic review - retention and other of $2,850 ($2,113, net of tax, or $0.04 per share);
–    Gain on sale of real estate of $8,157 ($6,079, net of tax, or $0.13 per share); and
– Discrete and certain other tax benefits, net, of $175 or $0.00 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $14,801 ($10,982, net of tax, or $0.22 per share);
–    Strategic review - retention and other of $7,334 ($5,497, net of tax, or $0.11 per share);
–    Gain on sale of real estate of $558 ($415, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $393 or $0.01 per share.

Excluding these items from the respective periods, net income would have been $123,472, or $2.61 per share in the six months ended March 31, 2025, compared to $122,777, or $2.42 per share, in the prior year period.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
	(Unaudited)

Net income	$56,762	$64,143	$127,613	$106,320

Adjusting items:
Restructuring charges(1)	—	2,401	—	14,801
Gain on sale of real estate	(183)	(11)	(8,157)	(558)
Strategic review - retention and other	1,199	2,676	2,850	7,334
Tax impact of above items(2)	(254)	(1,309)	1,341	(5,513)
Discrete and certain other tax (benefits) provisions, net(3)	75	(390)	(175)	393

Adjusted net income	$57,599	$67,510	$123,472	$122,777

Earnings per common share	$1.21	$1.28	$2.70	$2.10

Adjusting items, net of tax:
Restructuring charges(1)	—	0.04	—	0.22
Gain on sale of real estate	—	—	(0.13)	(0.01)
Strategic review - retention and other	0.02	0.04	0.04	0.11
Discrete and certain other tax (benefits) provisions, net(3)	—	(0.01)	—	0.01

Adjusted earnings per common share	$1.23	$1.35	$2.61	$2.42

Diluted weighted-average shares outstanding (in thousands)	46,900	49,931	47,226	50,714
 Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three and six months ended March 31 2024, restructuring charges relate to the CPP global sourcing expansion, of which $1,334 and $12,980, are included in Cost of goods and services and $1,067 and $1,821 are included in SG&A in the Company's Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

Three and Six Months ended March 31, 2025 and 2024

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

Home and Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2025		2024		2025		2024
Residential	$205,893		$221,322		$434,427		$440,120
Commercial	162,355		170,740		329,222		347,733
Total Revenue	$368,248		$392,062		$763,649		$787,853
Adjusted EBITDA	$109,434	29.7%	$128,924	32.9%	$236,476	31.0%	$253,643	32.2%
Depreciation and amortization	$4,334		$3,772		$8,609		$7,405

For the quarter ended March 31, 2025, HBP revenue decreased $23,814 or 6% compared to the prior year quarter, due to decreased volume of 7% primarily reflecting residential sales activity returning to normal seasonality, partially offset by favorable product mix of 1%.

For the quarter ended March 31, 2025, adjusted EBITDA of $109,434 decreased $19,490 or 15%, compared to $128,924 in the prior year quarter, resulting from decreased revenue noted above and the related volume impact on overhead absorption, and increased labor and distribution costs, partially offset by reduced material costs.

For the six months ended March 31, 2025, revenue decreased $24,204 or 3%, compared to the prior year period, due to decreased volume of 4%, partially offset by favorable product mix of 1%.

For the six months ended March 31, 2025, adjusted EBITDA of $236,476 decreased $17,167 or 7%, compared to $253,643 in the prior year period, resulting from decreased revenue noted above and the related volume impact on overhead absorption, and increased labor and distribution costs, partially offset by reduced material costs.

For the quarter and six months ended March 31, 2025, segment depreciation and amortization increased $562 and $1,204, respectively, compared to the prior year periods, due to new assets placed in service.

Consumer and Professional Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2025		2024		2025		2024
United States	$144,118		$183,142		$272,941		$334,314
Europe	12,533		18,353		17,073		23,598
Canada	16,306		16,363		32,310		37,391
Australia	65,240		57,030		148,371		121,901
All other countries	5,301		5,930		9,773		10,976
Total Revenue	$243,498		$280,818		$480,468		$528,180
Adjusted EBITDA	23,726	9.7%	$20,121	7.2%	41,918	8.7%	25,660	4.9%
Depreciation and amortization	$11,178		$11,171		$22,396		$22,228

For the quarter ended March 31, 2025, revenue decreased $37,320, or 13%, compared to the prior year quarter, primarily driven by decreased volume of 13% due to reduced consumer demand in North America and the United Kingdom ("UK"), partially offset by increased organic volume in Australia. The Pope acquisition contributed 2%. Foreign currency had a 2% unfavorable impact on the current quarter revenue.

For the quarter ended March 31, 2025, adjusted EBITDA of $23,726 increased $3,605 compared to $20,121 in the prior year quarter, primarily due to the benefits from the global sourcing expansion initiative and increased volume and improved margin in Australia, partially offset by the unfavorable impact of the reduced North American and UK volume. Foreign currency had a 1% unfavorable impact on the current quarter adjusted EBITDA.

For the six months ended March 31, 2025, revenue decreased $47,712 or 9% compared to the prior year period, driven by decreased volume of 11% due to reduced consumer demand in all geographic regions, except Australia, which benefited from increased organic volume. The Pope acquisition contributed 3%. Foreign currency had a 1% unfavorable impact on the current six month period revenue.

For the six months ended March 31, 2025, adjusted EBITDA of $41,918 increased $16,258 compared to $25,660 in the prior year period, primarily due to the benefits from the global sourcing expansion initiative, and increased volume and improved margin in Australia, partially offset by the unfavorable impact of the reduced North American and UK volume noted above. Foreign currency had a 1% unfavorable impact on the current six month period adjusted EBITDA.

For the quarter and six months ended March 31, 2025, segment depreciation and amortization remained consistent with prior year periods.

On July 1, 2024 Griffon announced that its subsidiary, AMES, expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES’s product portfolio in the Australian market. Pope is expected to contribute approximately $25,000 in revenue in the first twelve months after the acquisition.

Unallocated

For the quarter ended March 31, 2025, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $14,635 compared to $14,814 in the prior year quarter; for the six months ended March 31, 2025, unallocated amounts totaled $28,677 compared to $28,721 in the prior year period. The decrease in the current quarter compared to the prior year quarter was primarily due to a decrease in consulting costs. The six month period ended March 31, 2025 remained consistent with the prior year period.

Strategic review

During the three months ended March 31, 2025 and 2024, we incurred strategic review expenses of $1,199 ($898, net of tax) and $2,676 ($1,997, net of tax), respectively, and during the six months ended March 31, 2025 and 2024, we incurred strategic review expenses of $2,850 ($2,113, net of tax) and $7,334 ($5,497, net of tax), respectively, primarily for retention payments and other costs related to the strategic review process that concluded in April 2023.

Segment Depreciation and Amortization

For the three months ended March 31, 2025, segment depreciation and amortization of $15,512 increased $569 compared to $14,943 in the prior year quarter, and for the six months ended March 31, 2025, segment depreciation and amortization of $31,005 increased $1,372 compared to $29,633 in the prior year period. The increase in both the three and six months ended March 31, 2025, is primarily due to depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended March 31, 2025 and 2024, Other income (expense) of $512 and $626, respectively, includes ($222) and $179, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $299 and ($35), respectively, and net investment income (loss) of ($16) and $29, respectively. Other income (expense) also includes royalty income of $556 and $509 for the three months ended March 31, 2025 and 2024, respectively.

For the six months ended March 31, 2025 and 2024, Other income (expense) of $2,344 and $1,258, respectively, includes $218 and $191, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $600 and ($69), respectively, as well as $54 and $85, respectively of net investment income. Other income (expense) also includes royalty income of $1,146 and $1,100, for the six months ended March 31, 2025 and 2024, respectively.

Provision for income taxes

During the quarter ended March 31, 2025, the Company recognized a tax provision of $21,875 on income before taxes of $78,637, compared to a tax provision of $24,430 on income before taxes of $88,573 in the prior year quarter. The current year quarter results included strategic review costs - retention and other of $1,199 ($898, net of tax); gain on sale of real estate of $183 ($136, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $75. The prior year quarter results included strategic review costs - retention and other of $2,676 ($1,997, net of tax); restructuring charges of $2,401 ($1,769, net of tax); gain on sale of real estate of $11 ($9 net of tax); and discrete and certain other tax benefits, net, that affect comparability of $390. Excluding these items, the effective tax rates for the quarters ended March 31, 2025 and 2024 were 27.7% and 27.9%, respectively.

During the six months ended March 31, 2025, the Company recognized a tax provision of $48,444 on income before taxes of $176,057, compared to a tax provision of $42,395 on income before taxes of $148,715 in the comparable prior year period. The six month period ended March 31, 2025 included gain on sale of real estate of $8,157 ($6,079, net of tax); strategic review - retention and other of $2,850 ($2,113, net of tax); and discrete and other tax benefits, net, that affect comparability of $175. The six month period ended March 31, 2024 included restructuring charges of $14,801 ($10,982, net of tax); strategic review - retention and other of $7,334 ($5,497, net of tax); gain on sale of real estate of $558 ($415, net of tax); and discrete and other certain tax provisions, net, that affect comparability of $393. Excluding these items, the effective tax rates for the six months ended March 31, 2025 and 2024 were 27.7% and 27.9%, respectively.

Stock-based compensation
For the quarters ended March 31, 2025 and 2024, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $6,515 and $6,257, respectively. For the six months ended March 31, 2025 and 2024, stock based compensation expense totaled $11,893 and $12,674, respectively. The increase in the current quarter expense compared to the prior year quarter was primarily due to an increase in stock compensation expense driven by the timing of equity awards granted, partially offset by a decrease in Employee Stock Ownership Plan (ESOP) expense. The decrease in expense for the six month period ended March 31, 2025 was primarily attributable to a decrease in ESOP expense, partially offset by the increase in stock compensation expense driven by the timing of equity awards granted in the current period compared to the prior year period.

The decrease in the ESOP expense was due to the plan being frozen as of September 30, 2024 (meaning that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP). Additionally, during the first quarter ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense was fully offset by dividends paid. As of December 31, 2024 there were 4,166,038 shares of common stock in the ESOP, all of which were allocated to participant accounts.

Comprehensive income (loss)

For the quarter ended March 31, 2025, total other comprehensive income, net of taxes, of $2,417 included a gain of $2,970 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound in comparison to the U.S. Dollar; and a $541 benefit from pension amortization, partially offset by a $1,094 loss on cash flow hedges.

For the quarter ended March 31, 2024, total other comprehensive loss, net of taxes, of $4,896 included a loss of $7,199 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; partially offset by a $531 benefit from pension amortization and a $1,772 gain on cash flow hedges.

For the six months ended March 31, 2025, total other comprehensive loss, net of taxes, of $15,282 included a loss of $17,048 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; partially offset by a $596 benefit from pension amortization; and a $1,170 gain on cash flow hedges.

For the six months ended March 31, 2024, total other comprehensive income, net of taxes, of $5,579 included a gain of $3,039 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollar, partially offset by the weakening of the Canadian Dollar, all in comparison to the U.S. Dollar; a $1,063 benefit from pension amortization; and a $1,477 gain on cash flow hedges.

DISCONTINUED OPERATIONS

At March 31, 2025 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $9,137 and $7,768, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There were no reported revenues or costs in the three and six months ended March 31, 2025 and 2024 for discontinued operations.

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

As of March 31, 2025, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $78,800. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial for the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the six months ended March 31, 2025, the Company generated $159,425 of net cash from operating activities and, as of March 31, 2025, the Company had $364,510 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $127,821 at March 31, 2025.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Six Months Ended March 31,
	2025	2024
Net Cash Flows Provided by (Used In):
Operating activities	$159,425	$185,860
Investing activities	(13,599)	(32,017)
Financing activities	(134,000)	(132,043)

Cash flows provided by operating activities for the six months ended March 31, 2025 was $159,425, compared to $185,860 in the prior year period. The decrease was primarily due to an increase in net working capital, mainly driven by increased inventory in the current year period versus inventory reductions in the prior year period, partially offset by decreases in accounts receivable and prepaid and other current assets.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of property, plant and equipment. During the six months ended March 31, 2025, cash flows used in investing activities was $13,599 compared to $32,017 in the prior year period. Cash flows used in investing activities in the current period consisted of capital expenditures totaling $31,174, partially offset by proceeds of $17,575 primarily from the sale of real estate. In the prior year period, cash flows used in investing activities consisted of capital expenditures totaling $33,289, partially offset by proceeds of $1,272 from the sale of real estate.

During the six months ended March 31, 2025, cash used in financing activities totaled $134,000 compared to $132,043 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $121,453, and the payment of dividends of $23,441, partially offset by net proceeds from long-term debt of $10,921, primarily related to the Revolver. Cash flows used in financing activities in the prior year period consisted primarily of the purchase of shares of common stock in connection with the Board authorized share repurchase program and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $222,421 and the payment of dividends of $21,676, partially offset by net proceeds from long-term debt of $112,316, primarily related to the Revolver.

During the six months ended March 31, 2025, 583,893 shares, with a market value of $45,277, or $77.54 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This amount excludes excise tax benefits of $528 for the six months ended March 31, 2025.

During the six months ended March 31, 2025, the Board of Directors approved and paid two quarterly cash dividends each for $0.18 per share. During fiscal 2024, the Board of Directors approved and paid four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On May 7, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on June 18, 2025 to shareholders of record as of the close of business on May 30, 2025.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the six months ended March 31, 2025 totaled 1,030,372 shares of common stock, for a total of $72,868, or an average of $70.72 per share. This amount excludes excise taxes incurred for share repurchases of $716 for the six months ended March 31, 2025. As of March 31, 2025, $359,825 remained under the Board authorized repurchase program.

During the six months ended March 31, 2025 and 2024, cash used in discontinued operations from operating activities was $289 and $3,273, respectively, primarily related to the settling of certain liabilities and environmental costs. During the six months ended March 31, 2025, cash provided by discontinued operations for investing activities of $137 related to proceeds from an insurance recovery.

Cash and Equivalents and Debt	March 31,	September 30,
	2025	2024
Cash and equivalents	$127,821	$114,438
Notes payable and current portion of long-term debt	8,133	8,155
Long-term debt, net of current maturities	1,528,838	1,515,897
Debt discount/premium and issuance costs	13,628	15,633
Total gross debt	1,550,599	1,539,685
Debt, net of cash and equivalents	$1,422,778	$1,425,247

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2025, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $950,406 on March 31, 2025 based upon quoted market prices (Level 1 inputs). At March 31, 2025, $5,890 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of March 31, 2025, the Term Loan B outstanding balance was $453,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At March 31, 2025, $4,795 of costs incurred remained to be amortized.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.32% as of March 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $453,000 on March 31, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (6.17% at March 31, 2025) and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.25% at March 31, 2025).

At March 31, 2025, under the Credit Agreement, there was $122,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $364,510 was available, subject to certain loan covenants, for borrowing at that date.

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

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.2% (4.27% as of March 31, 2025). At March 31, 2025 there was no balance outstanding under the facility with CAD 20,000 ($13,992 as of March 31, 2025) available for borrowing. The facility is secured by substantially all of the assets of Garant. Garant is required to maintain a certain minimum equity and a minimum interest coverage ratio.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed as of March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% (5.35% at March 31, 2025). At March 31, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($18,918 as of March 31, 2025) available for borrowing. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At March 31, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of all its credit and loan agreements. Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA (as defined above) and TTM stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.6x at March 31, 2025.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,058, a Term Loan B facility maturing in 2029 with an outstanding balance of $453,000 on March 31, 2025 and Revolver maturing in 2028 with an outstanding balance of $122,500. The Term Loan B accrues interest at the Term SOFR plus a spread of 2.00% (6.32% as of March 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. The Revolver accrues interest on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 1.75% (6.17% at March 31, 2025) and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.25% at March 31, 2025).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2025, our largest customer, The Home Depot, represented 10% of Griffon’s consolidated revenue, 9% of HBP’s revenue and 12% of CPP's revenue.

No other customer is expected to exceed 10% of consolidated revenue. Future operating results will continue to depend substantially on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of the volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and results of operations.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2025 and September 30, 2024 and for the six months ended March 31, 2025 and for the year ended September 30, 2024. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2025		September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$999,174	$—	$2,147,788
Gross profit	$—	$433,590	$—	$871,822
Income (loss) from operations	$(13,919)	$208,882	$(25,982)	$408,181
Equity in earnings of Guarantor subsidiaries	$146,359	$—	$283,959	$—
Net income (loss)	$(29,503)	$146,359	$(74,331)	$283,959

Summarized Balance Sheet Information

	As of March 31, 2025		As of September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$48,316	$629,945	$58,194	$635,767
Non-current assets	13,659	1,293,320	12,558	1,307,839
Total assets	$61,975	$1,923,265	$70,752	$1,943,606

Current liabilities	$51,640	$212,150	$69,556	$213,234
Long-term debt	1,528,719	191	1,515,669	222
Other liabilities	14,581	238,411	23,033	237,432
Total liabilities	$1,594,940	$450,752	$1,608,258	$450,888

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Griffon’s business activities necessitate the management of various financial and market risks, including those related to changes in interest rates, foreign currency rates and commodity prices.

Interest Rates

Griffon’s exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and equivalents.

Griffon's amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have BBSY (Bank Bill Swap Rate) and CORRA (Canadian Overnight Repo Rate Average) (based variable interest rate). Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, BBSY, or CORRA would not have a material impact on Griffon’s results of operations or liquidity.

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

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A. Risk Factors

The following updates the risk factor titled "CPP is subject to risks from sourcing from international locations, especially China" as set forth in Item 1A of Part I in Griffon's Annual Report on Form 10-K for the year ended September 30, 2024 ("2024 10-K"). Please refer to Item 1A of Part I in the 2024 10-K for other risks that could materially affect Griffon's business, financial condition or future results. The risks described in the 2024 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, and manufactured and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are currently sourced from suppliers in China, with some of these products sourced exclusively from suppliers in China. Certain raw materials used by CPP may be sourced from China and therefore may have their prices and availability impacted by tariffs imposed on trade between the United States and China. Through the expanded sourcing strategy and the closure of U.S. facilities, CPP has increased the reliance on suppliers in China, which could further the impact of tariffs. CPP is taking steps to develop multiple suppliers outside of China to allow for supply chain sourcing pivot, as needed, in an effort to minimize this risk. However, the tariff rates imposed by the United States may be different for different countries and we may experience delays and increased costs, each of which could be substantial, in shifting our supply chain from China to other countries with lower tariffs.

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

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. U.S. imports from China exceeded $425 billion in 2023, the majority of which were subject to the Section 301 tariffs. In May 2024, the United States Trade Representative (USTR) completed a mandatory four-year review of the tariffs under Section 301 of the Trade Act of 1974. In addition to continuing the tariffs rather than allowing them to terminate under the Trade Act, the USTR announced additional tariffs on a number of products, to be implemented over the two-year period 2024-2026. Beginning in January 2025, the United States began to increase tariff rates on numerous products from a range of nations. On April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Various U.S. federal agencies have been directed to further evaluate key aspects of trade policy, and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, and retaliatory tariffs and other measures, that may be enacted in response to such changes. There exists significant uncertainty regarding the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	624,724	(2)	$76.27	135,000
February 1 - 28, 2025	107,348	(3)	$75.69	95,200
March 1-31, 2025	207,772	(4)	$70.31	190,000
Total	939,844		$74.89	420,200	$359,825

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of March 31, 2025, $359,825 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Includes (a) 135,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 489,724 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

3.Includes (a) 95,200 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 12,148 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

4.Includes (a) 190,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 17,772 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, the following trading plan was adopted by Ronald J. Kramer, our Chief Executive Officer and Chairman of the Board. Such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended.

Executive	Date of Adoption of Plan	Aggregate Number of Shares of Common Stock to be sold pursuant to Trading Arrangement	Period of Plan

Ronald J. Kramer, Chief Executive Officer and Chairman of the Board	February 12, 2025	200,000	May 13, 2025 - May 13, 2027

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Griffon Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2025 (Commission File No. 1-06620)).

3.2
Amendment No. 3 to Amended and Restated By-laws of Griffon Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 13, 2025 (Commission File No. 1-06620)).

31.1*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed Herewith

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

Date: May 8, 2025