Form 10-Q
period 2025-06-30
GRIFFON CORP
filed 2025-08-06
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025

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

The number of shares of common stock outstanding at July 31, 2025 was 46,558,649.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2025	September 30, 2024
CURRENT ASSETS
Cash and equivalents	$107,279	$114,438
Accounts receivable, net of allowances of $11,485 and $10,986	271,632	312,765
Inventories	445,913	425,489
Prepaid and other current assets	80,876	61,604
Assets held for sale	5,289	14,532
Assets of discontinued operations	1,303	648
Total Current Assets	912,292	929,476
PROPERTY, PLANT AND EQUIPMENT, net	292,385	288,297
OPERATING LEASE RIGHT-OF-USE ASSETS	162,819	171,211
GOODWILL	192,917	329,393
INTANGIBLE ASSETS, net	493,843	618,782
OTHER ASSETS	28,352	30,378
ASSETS OF DISCONTINUED OPERATIONS	4,712	3,417
Total Assets	$2,087,320	$2,370,954

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,123	$8,155
Accounts payable	130,773	119,354
Accrued liabilities	162,523	181,918
Current portion of operating lease liabilities	31,997	35,065
Liabilities of discontinued operations	4,545	4,498
Total Current Liabilities	337,961	348,990
LONG-TERM DEBT, net	1,442,855	1,515,897
LONG-TERM OPERATING LEASE LIABILITIES	142,213	147,369
OTHER LIABILITIES	95,901	130,540
LIABILITIES OF DISCONTINUED OPERATIONS	4,490	3,270
Total Liabilities	2,023,420	2,146,066
COMMITMENTS AND CONTINGENCIES - See Note 22
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	63,900	224,888
Total Liabilities and Shareholders’ Equity	$2,087,320	$2,370,954

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended June 30, 2025
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock including excise taxes	—	—	537	—	—	104	—	—	641
Stock-based compensation	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776
Net income	—	—	—	56,762	—	—	—	—	56,762
Dividend	—	—	—	(8,494)	—	—	—	—	(8,494)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	520	(39,407)	—	—	(39,407)
Common stock acquired including excise taxes	—	—	—	—	420	(30,827)	—	—	(30,827)
Equity awards granted, net	—	—	(1,238)	—	(49)	1,238	—	—	—
Stock-based compensation	—	—	6,515	—	—	—	—	—	6,515
Other comprehensive income, net of tax	—	—	—	—	—	—	2,417	—	2,417
Balance at March 31, 2025	84,746	$21,187	$676,084	$572,365	37,515	$(981,588)	$(73,306)	$—	$214,742
Net loss	—	—	—	(120,139)	—	—	—	—	(120,139)
Dividend	—	—	—	(8,465)	—	—	—	—	(8,465)
Common stock acquired including excise taxes	—	—	—	—	581	(40,652)	—	—	(40,652)
Equity award termination	—	—	323	—	12	(323)	—	—	—
Stock-based compensation	—	—	5,968	—	—	—	—	—	5,968
Other comprehensive income, net of tax	—	—	—	—	—	—	12,446	—	12,446
Balance at June 30, 2025	84,746	$21,187	$682,375	$443,761	38,108	$(1,022,563)	$(60,860)	$—	$63,900

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

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$613,627	$647,814	$1,857,744	$1,963,847
Cost of goods and services	348,379	398,665	1,076,009	1,207,392
Gross profit	265,248	249,149	781,735	756,455

Selling, general and administrative expenses	147,637	159,810	450,865	469,830
Goodwill and intangible asset impairments	243,612	—	243,612	—
Total operating expenses	391,249	159,810	694,477	469,830

Income (loss) from operations	(126,001)	89,339	87,258	286,625

Other income (expense)
Interest expense	(24,137)	(27,024)	(72,954)	(78,472)
Interest income	569	769	1,683	1,830
Gain (loss) on sale of real estate	122	(725)	8,279	(167)
Loss from debt extinguishment	—	(1,700)	—	(1,700)
Other, net	247	350	2,591	1,608
Total other expense, net	(23,199)	(28,330)	(60,401)	(76,901)

Income (loss) before taxes	(149,200)	61,009	26,857	209,724
Provision (benefit) for income taxes	(29,061)	19,923	19,383	62,318
Net income (loss)	$(120,139)	$41,086	$7,474	$147,406

Basic earnings (loss) per common share	$(2.65)	$0.87	$0.16	$3.08

Basic weighted-average shares outstanding	45,320	47,034	45,505	47,921

Diluted earnings (loss) per common share	$(2.65)	$0.84	$0.16	$2.94

Diluted weighted-average shares outstanding	45,320	48,851	46,911	50,085

Dividends paid per common share	$0.18	$0.15	$0.54	$0.45

Net income (loss)	$(120,139)	$41,086	$7,474	$147,406
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	12,244	(827)	(4,804)	2,212
Pension and other post retirement plans	897	532	1,493	1,595
Change in cash flow hedges	(695)	(927)	475	550
Total other comprehensive income (loss), net of taxes	12,446	(1,222)	(2,836)	4,357
Comprehensive income (loss), net	$(107,693)	$39,864	$4,638	$151,763

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,474	$147,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,086	45,150
Stock-based compensation	17,861	19,726
Goodwill and intangible asset impairments	243,612	—
Asset impairment charges - restructuring	—	22,979
Provision for losses on accounts receivable	731	874
Amortization of debt discounts and issuance costs	3,124	3,169
Loss from debt extinguishment	—	1,700
Deferred income tax benefit	(25,000)	—
Loss (gain) on sale of assets and investments	16	(1,448)
Gain on sale of real estate	(8,279)	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	38,311	(6,051)
(Increase) decrease in inventories	(22,606)	55,939
(Increase) decrease in prepaid and other assets	2,230	(3,351)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	(23,342)	19,454
Other changes, net	1,263	2,391
Net cash provided by operating activities	282,481	307,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(39,867)	(47,849)
Proceeds from the sale of property, plant and equipment	17,895	13,572
Net cash used in investing activities	(21,972)	(34,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,622)	(28,770)
Purchase of shares for treasury	(161,709)	(241,501)
Proceeds from long-term debt	63,000	179,500
Payments of long-term debt	(139,117)	(146,727)
Financing costs	—	(907)
Other, net	(90)	(307)
Net cash used in financing activities	(269,538)	(238,712)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(820)	(3,707)
Net cash provided by investing activities	137	—
Net cash used in discontinued operations	(683)	(3,707)
Effect of exchange rate changes on cash and equivalents	2,553	(679)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(7,159)	30,563
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	114,438	102,889
CASH AND EQUIVALENTS AT END OF PERIOD	$107,279	$133,452
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$5,329	$268
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

On June 30, 2025, the fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $971,120 and $451,564, respectively. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $4,959 at June 30, 2025 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2025, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At June 30, 2025, Griffon had $38,000 of Australian Dollar contracts at a weighted average rate of $1.51 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $446 ($312, net of tax) at June 30, 2025. Upon settlement, gains of $758 and $3,023 were recorded in COGS during the three and nine months ended June 30, 2025. All contracts expire in 30 to 148 days.

At June 30, 2025, Griffon had $19,000 of Chinese Yuan contracts at a weighted average rate of $7.10 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Income (Loss) in COGS. AOCI included deferred gains of $16 ($12, net of tax) at June 30, 2025. Upon settlement, losses of $295 and $903 were recorded in COGS during the three and nine months ended June 30, 2025, respectively. All contracts expire in 3 to 304 days.

At June 30, 2025, Griffon had $8,565 of Canadian Dollar contracts at a weighted average rate of $1.37. The contracts, which protect Canadian operations from currency fluctuations for U.S. Dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2025, fair value losses of $436 and $247 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $14 and $148 were recorded in Other income during the three and nine months ended June 30, 2025 for all settled contracts. All contracts expire in 30 to 420 days.

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

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all of the assets of Pope, a leading Australian provider of residential watering products, from the Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. The purchase price was finalized and allocated to acquired intangibles, net of deferred taxes, of AUD 2,940 (approximately $1,960) and goodwill of AUD 2,640 (approximately $1,758), which was assigned to the CPP segment and is not deductible for income tax purposes. The purchase price was also allocated to inventory of AUD 16,132 (approximately $10,752), property, plant and equipment, net of AUD 1,289 (approximately $859) and accrued liabilities of AUD 1,194 (approximately $795).

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At June 30, 2025	At September 30, 2024
Raw materials and supplies	$91,659	$92,366
Work in process	13,581	13,923
Finished goods	340,673	319,200
Total	$445,913	$425,489

In connection with the Company's restructuring activities described in Note 17 - Restructuring Charges, during the nine months ended June 30, 2024, CPP recorded inventory impairment charges of $22,979 to adjust inventory to its net realizable value. There were no impairment charges recorded during the nine months ended June 30, 2025.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2025	At September 30, 2024
Land, building and building improvements	$156,690	$153,076
Machinery and equipment(1)	496,265	472,030
Leasehold improvements	37,813	37,833
	690,768	662,939
Accumulated depreciation	(398,383)	(374,642)
Total	$292,385	$288,297

(1) Machinery and Equipment includes approximately $35,012 and $36,443 of construction in progress assets as of June 30, 2025 and September 30, 2024, respectively.
Depreciation and amortization expense for property, plant and equipment was $9,974 and $9,389 for the quarters ended June 30, 2025 and 2024, respectively, and $29,682 and $28,155 for the nine months ended June 30, 2025 and 2024, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses was $4,253 and $4,124 for the quarters ended June 30, 2025 and 2024, respectively and $12,675 and $12,218 for the nine months ended June 30, 2025 and 2024, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
In connection with the expansion of CPP's U.S. global sourcing strategy announced on May 3, 2023, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale, and the net book value of these properties as of June 30, 2025 and September 30, 2024 totaled $5,289 and $14,532, respectively.

During the quarter ended June 30, 2025, in connection with the goodwill and intangible indefinite-lived asset impairment event described in Note 8, the Company also evaluated property, plant and equipment assets for potential impairment. The review did not result in any impairment charges to property, plant and equipment.

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

The following table provides a roll-forward of the allowance for doubtful accounts, including provisions for expected credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Nine months ended June 30,
	2025	2024
Beginning Balance, October 1	$10,986	$11,264
Provision for expected credit losses	731	874
Amounts written off charged against the allowance	(569)	(1,155)
Other, primarily foreign currency translation	337	26
Ending Balance, June 30	$11,485	$11,009

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

For the quarter ended June 30, 2025, indicators of goodwill impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. As such, in connection with the preparation of our financial statements for the quarter and nine months ended June 30, 2025, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill using both an income based and market-based valuation approach. This impairment test resulted in a pre-tax, non-cash goodwill impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit. Indicators of impairment were not present for the HBP reportable segment or the AMES reporting unit in the CPP reportable segment during the quarter and nine months ended June 30, 2025. The following table provides a summary of the carrying value of goodwill by segment as of June 30, 2025 and September 30, 2024, as follows:

	At September 30, 2024	Impairment Charges	Goodwill from acquisitions (2)	Foreign currency translation adjustments	At June 30, 2025
Home and Building Products	$191,253	$—	$—	$—	$191,253

AMES	1,528	—	230	(94)	1,664
Hunter Fan (1)	136,612	(136,612)	—	—	—
Consumer and Professional Products	138,140	(136,612)	230	(94)	1,664
Total	$329,393	$(136,612)	$230	$(94)	$192,917
(1) Accumulated impairment charges at June 30, 2025 and September 30, 2024 were $250,612 and $114,000, respectively.
(2) The increase is due to final purchase price allocation adjustments recorded during the nine months ended June 30, 2025 related to the 2024 Pope acquisition.

In connection with the preparation of our financial statements for the quarter ended June 30, 2025, indicators of impairment were present for our Hunter Fan indefinite-lived intangible asset as discussed above. As such, we determined the fair value of Hunter Fan's indefinite-lived intangible asset by using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We compared the estimated fair values to their carrying amounts, resulting in a pre-tax, non-cash impairment charge of $107,000 to the carrying amount of Hunter Fan's trademark. There were no other indicators of impairment for the Company's remaining indefinite-lived intangible assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2025			At September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$449,846	$147,304	17	$450,784	$134,296
Technology and patents	18,111	10,829	10	17,350	6,859
Total amortizable intangible assets	467,957	158,133		468,134	141,155
Trademarks	184,019	—		291,803	—
Total intangible assets	$651,976	$158,133		$759,937	$141,155

The gross carrying amount of intangible assets was impacted by $962 related to unfavorable foreign currency translation.

Amortization expense for intangible assets was $5,848 and $5,858 for the quarters ended June 30, 2025 and 2024, respectively, and $17,404 and $16,995 for the nine months ended June 30, 2025 and 2024, respectively. Amortization expense for the remainder of 2025 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2025 - $5,305; 2026 - $22,708; 2027 - $22,107; 2028 - $22,107; 2029 - $22,107; 2030 - $22,107; thereafter $193,383.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended June 30, 2025, the Company recognized a tax benefit of $29,061 on a loss before taxes of $149,200, compared to a tax provision of $19,923 on income before taxes of $61,009 in the prior year quarter. The current year quarter results included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $1,033 ($773, net of tax); gain on sale of real estate of $122 ($90, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $28,451. The prior year quarter results included restructuring charges of $18,688 ($13,991, net of tax); strategic review costs - retention and other of $1,870 ($1,390, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of real estate of $725 ($520, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,247. Excluding these items, the effective tax rates for the quarters ended June 30, 2025 and 2024 were 27.4% and 27.9%, respectively.

During the nine months ended June 30, 2025, the Company recognized a tax provision of $19,383 on income before taxes of $26,857, compared to a tax provision of $62,318 on income before taxes of $209,724 in the comparable prior year period. The nine month period ended June 30, 2025 included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $3,883 ($2,886, net of tax); gain on sale of real estate of $8,279 ($6,169, net of tax); and discrete and other tax benefits, net, that affect comparability of $28,626. The nine month period ended June 30, 2024 included restructuring charges of $33,489 ($24,973, net of tax); strategic review - retention and other of $9,204 ($6,887, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of real estate of $167 ($105, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,640. Excluding these items, the effective tax rates for the nine months ended June 30, 2025 and 2024 were 27.6% and 27.9%, respectively.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in the Company's fiscal year 2025 and others implemented through 2027. The Company is currently evaluating the OBBBA and does not expect a material impact on its financial position or results of operations.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

Debt at June 30, 2025 and September 30, 2024 consisted of the following:

		At June 30, 2025					At September 30, 2024
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$133	(5,386)	$969,522	5.75%	$974,775	$169	$(6,900)	$968,044	5.75%
Term Loan B due 2029	(b)	451,000	(495)	(4,482)	446,023	Variable	457,000	(599)	(5,420)	450,981	Variable
Revolver due 2028	(b)	37,500	—	(2,300)	35,200	Variable	107,500	—	(2,859)	104,641	Variable
Non US lines of credit	(c)	—	—	(61)	(61)	Variable	—	—	(2)	(2)	Variable
Other long term debt	(d)	294	—	—	294	Variable	410	—	(22)	388	Variable
Totals		1,463,569	(362)	(12,229)	1,450,978		1,539,685	(430)	(15,203)	1,524,052
less: Current portion		(8,123)	—	—	(8,123)		(8,155)	—	—	(8,155)
Long-term debt		$1,455,446	$(362)	$(12,229)	$1,442,855		$1,531,530	$(430)	$(15,203)	$1,515,897
Interest expense for the three and nine months ended June 30, 2025 and 2024 consists of the following:

		Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,013	$(12)	$505	$14,506	6.0%	$14,013	$(12)	$505	$14,506
Term Loan B due 2029	(b)	6.8%	7,363	35	313	7,711	8.2%	9,070	43	331	9,444
Revolver due 2028	(b)	Variable	1,808	—	186	1,994	Variable	3,114	—	186	3,300
Non US lines of credit	(c)	Variable	39	—	27	66	Variable	19	—	3	22
Other long term debt	(d)	Variable	73	—	—	73	Variable	61	—	—	61
Capitalized interest			(213)	—	—	(213)		(309)	—	—	(309)
Totals			$23,083	$23	$1,031	$24,137		$25,968	$31	$1,025	$27,024

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Nine Months Ended June 30, 2025					Nine Months Ended June 30, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$42,045	$(36)	$1,515	$43,524	6.0%	$42,037	$(36)	$1,515	$43,516
Term Loan B due 2029	(b)	7.0%	22,746	104	938	23,788	8.2%	27,314	128	992	28,434
Revolver due 2028	(b)	Variable	5,354	—	559	5,913	Variable	6,253	—	559	6,812
Non US lines of credit	(c)	Variable	113	—	44	157	Variable	33	—	11	44
Other long term debt	(d)	Variable	151	—	—	151	Variable	478	—	1	479
Capitalized interest			(579)	—	—	(579)		(813)	—	—	(813)
Totals			$69,830	$68	$3,056	$72,954		$75,302	$92	$3,078	$78,472

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2025, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $971,120 on June 30, 2025 based upon quoted market prices (Level 1 inputs). At June 30, 2025, $5,386 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of June 30, 2025, the Term Loan B outstanding balance was $451,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At June 30, 2025, $4,482 of costs incurred remained to be amortized.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (6.58% as of June 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $451,564 on June 30, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.43% at June 30, 2025) and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at June 30, 2025).

At June 30, 2025, under the Credit Agreement, there was $37,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $449,510 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.2% (4.25% as of June 30, 2025). At June 30, 2025 there was no balance outstanding under the facility with CAD 20,000 ($14,640 as of June 30, 2025) available for borrowing. The facility is secured by substantially all of the assets of Garant. Garant is required to maintain a certain minimum equity and a minimum interest coverage ratio.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed as of March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% (4.86% at June 30, 2025). At June 30, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,617 as of June 30, 2025) available for borrowing. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries.. Griffon Australia is required to maintain a certain minimum equity level.

(d)     In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At June 30, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the nine months ended June 30, 2025, the Company paid three quarterly cash dividends each for $0.18 per share each. During 2024, the Company paid four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share.

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

On August 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on September 16, 2025 to shareholders of record as of the close of business on August 29, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of June 30, 2025, there were 1,889,293 shares available for grant.

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

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Restricted stock	$5,968	$4,699	$17,861	$13,576
ESOP[1]	—	2,353	—	6,150
Total stock-based compensation	$5,968	$7,052	$17,861	$19,726
________________________
1.During the nine months ended June 30, 2025, the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid.

During the first quarter of 2025, Griffon granted 142,911 shares of restricted stock and restricted stock units ("RSUs") to 43 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $9,735, or a weighted average fair value of $68.12 per share. During the first quarter of 2025, Griffon also granted 436,947 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance criteria or market conditions, relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $12,372, or a weighted average fair value of $84.95 per share. During the second quarter of 2025, Griffon granted 15,940 shares of restricted stock to non-employee directors of Griffon with a vesting period of one year and a fair value of $1,100, or a weighted average fair value of $69.03 per share. During the third quarter of 2025, there were no shares of restricted stock or RSUs granted.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and nine months ended June 30, 2025 totaled 581,082 shares and 1,611,454 shares of common stock, respectively, for a total of $40,257 and $113,125, respectively, or an average of $69.28 per share and $70.20 per share, respectively. This excludes excise taxes incurred for share repurchases of $396 and $1,112, for the quarter and nine months ended June 30, 2025, respectively. As of June 30, 2025, $319,568 remains available under Griffon's Board authorized repurchase program.

Share repurchases during the quarter and nine months ended June 30, 2024 totaled 283,479 shares and 3,721,357 shares of common stock, respectively, for a total of $19,080 and $206,104, respectively, or an average of $67.31 per share and $55.38 per share, respectively.
The share repurchases during the nine months ended June 30, 2024 include the repurchase of 1,500,000 shares of common stock, par value $0.25 per share, by the Company on February 20, 2024 pursuant to a stock purchase and cooperation agreement executed by the Company and Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P. and four separately managed accounts of which Voss Capital, LLC is the investment manager, in a private transaction. The purchase price per share was $65.50, for an aggregate purchase price of $98,250.

During the nine months ended June 30, 2025, 583,893 shares, with a market value of $45,277, or $77.54 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. There were no shares withheld to settle employee taxes due upon vesting of restricted stock during the three months ended June 30, 2025. This excludes excise tax benefits of $528 for the nine months ended June 30, 2025.

NOTE 12 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock-based compensation.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Common shares outstanding	46,638	49,354	46,638	49,354
Unallocated ESOP shares	—	(107)	—	(107)
Non-vested restricted stock	(1,599)	(2,337)	(1,599)	(2,337)
Impact of weighted average shares	281	124	466	1,011
Weighted average shares outstanding - basic	45,320	47,034	45,505	47,921
Incremental shares from stock-based compensation	—	1,817	1,406	2,164
Weighted average shares outstanding - diluted	45,320	48,851	46,911	50,085

Anti-dilutive restricted stock excluded from diluted EPS computation	950	—	—	—
For the quarter and nine month period ended June 30, 2024, shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2025	2024	2025	2024
Home and Building Products	$400,244	$394,214	$1,163,893	$1,182,067
Consumer and Professional Products	213,383	253,600	693,851	781,780
Total revenue	$613,627	$647,814	$1,857,744	$1,963,847

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Residential repair and remodel	$192,942	$190,874	$561,936	$565,944
Commercial	173,120	170,236	502,342	517,969
Residential new construction	34,182	33,104	99,615	98,154
Total Home and Building Products	400,244	394,214	1,163,893	1,182,067
Residential repair and remodel	66,807	92,312	215,404	265,420
Retail	32,194	49,978	131,975	192,767
Residential new construction	14,216	14,998	41,095	42,679
Industrial	21,210	19,534	52,626	50,683
International excluding North America	78,956	76,778	252,751	230,231
Total Consumer and Professional Products	213,383	253,600	693,851	781,780
Total Consolidated Revenue	$613,627	$647,814	$1,857,744	$1,963,847

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables present revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30
	2025			2024
	HBP	CPP	Total	HBP	CPP	Total
United States	$386,647	$122,884	$509,531	$376,616	$162,516	$539,132
Europe	—	17,270	17,270	3	19,342	19,345
Canada	10,975	11,081	22,056	14,741	12,998	27,739
Australia	—	57,212	57,212	—	52,706	52,706
All other countries	2,622	4,936	7,558	2,854	6,038	8,892
Consolidated revenue	$400,244	$213,383	$613,627	$394,214	$253,600	$647,814

	For the Nine Months Ended June 30,
	2025			2024
	HBP	CPP	Total	HBP	CPP	Total
United States	$1,119,349	$395,825	$1,515,174	$1,131,570	$496,830	$1,628,400
Europe	—	34,343	34,343	112	42,940	43,052
Canada	37,128	43,391	80,519	43,922	50,389	94,311
Australia	—	205,583	205,583	—	174,607	174,607
All other countries	7,416	14,709	22,125	6,463	17,014	23,477
Consolidated revenue	$1,163,893	$693,851	$1,857,744	$1,182,067	$781,780	$1,963,847

Griffon evaluates performance and allocates resources based on segment adjusted EBITDA and adjusted EBITDA, non-GAAP measures, which are defined as income (loss) before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of segment adjusted EBITDA and adjusted EBITDA to income (loss) before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Segment adjusted EBITDA:
Home and Building Products	$128,755	$118,516	$365,231	$372,159
Consumer and Professional Products	19,222	22,263	61,140	47,923
Segment adjusted EBITDA	147,977	140,779	426,371	420,082
Unallocated amounts, excluding depreciation *	(13,264)	(15,285)	(41,941)	(44,006)
Adjusted EBITDA	134,713	125,494	384,430	376,076
Net interest expense	(23,568)	(26,255)	(71,271)	(76,642)
Depreciation and amortization	(15,822)	(15,247)	(47,086)	(45,150)
Loss from debt extinguishment	—	(1,700)	—	(1,700)
Restructuring charges	—	(18,688)	—	(33,489)
Gain (loss) on sale of real estate	122	(725)	8,279	(167)
Strategic review - retention and other	(1,033)	(1,870)	(3,883)	(9,204)
Goodwill and intangible asset impairments	(243,612)	—	(243,612)	—
Income (loss) before taxes	$(149,200)	$61,009	$26,857	$209,724
* Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2025	2024	2025	2024
Segment:
Home and Building Products	$4,440	$3,883	$13,049	$11,288
Consumer and Professional Products	11,238	11,225	33,634	33,453
Total segment depreciation and amortization	15,678	15,108	46,683	44,741
Corporate	144	139	403	409
Total consolidated depreciation and amortization	$15,822	$15,247	$47,086	$45,150

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$5,305	$8,533	$23,495	$31,566
Consumer and Professional Products	3,315	5,944	11,777	16,061
Total segment	8,620	14,477	35,272	47,627
Corporate	73	83	4,595	222
Total consolidated capital expenditures	$8,693	$14,560	$39,867	$47,849

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

ASSETS	At June 30, 2025	At September 30, 2024
Segment assets:
Home and Building Products	$764,895	$737,992
Consumer and Professional Products(1)	1,154,947	1,495,489
Total segment assets	1,919,842	2,233,481
Corporate	161,463	133,408
Total assets	2,081,305	2,366,889
Discontinued operations	6,015	4,065
Consolidated total	$2,087,320	$2,370,954

___________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which ceased operations have met the criteria to be classified as held for sale. The net book value of these properties as of June 30, 2025 and September 30, 2024 totaled $5,289 and $14,532, respectively.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) included in Other Income (Expense), net was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$1,604	$1,889	$4,814	$5,666
Expected return on plan assets	(2,542)	(2,543)	(7,625)	(7,629)
Amortization:
Recognized actuarial loss	636	688	1,909	2,066
Net periodic (benefit) expense	$(302)	$34	$(902)	$103
The Hunter Fan Pension Plan (the "Plan") was terminated with an effective date of April 30, 2024. This was communicated to Plan participants in February 2024. At the time of termination, the Plan was fully funded and the Company did not anticipate making additional funding contributions as of the benefit distribution dates. During the nine months ended June 30, 2025 the Plan paid lump sum payments in the amount of $4,830 to those participants that elected a lump sum distribution. Additionally, the Company selected an insurance company to hold the annuity and provide pension benefits to the plan participants currently receiving benefit payments and those that elected to continue their future benefit with an annuity provider. This decision included a transfer of plan assets valued at $10,859. In July 2025, Griffon completed the termination of the Plan and $6,100 of excess cash was transferred to the Company, a portion of which was transferred directly to a qualified replacement plan. Additionally, the Company will recognize a gain on the termination of approximately $2,300, net of excise taxes, in Other Income in the fourth quarter 2025.

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

NOTE 16 – DISCONTINUED OPERATIONS

At June 30, 2025 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $9,035 and $7,768, respectively. The increase in assets and liabilities was primarily associated with insurance claims receivable and payable. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2025	At September 30, 2024
Assets of discontinued operations:
Prepaid and other current assets	$1,303	$648
Other long-term assets	4,712	3,417
Total assets of discontinued operations	$6,015	$4,065

Liabilities of discontinued operations:
Accrued liabilities, current	$4,545	$4,498
Other long-term liabilities	4,490	3,270
Total liabilities of discontinued operations	$9,035	$7,768

There was no reported revenues or costs in the nine months ended June 30, 2025 and 2024 for discontinued operations.

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

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations have met the held for sale criteria and have been classified as such on our Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024. The net book value of these properties as of June 30, 2025 and September 30, 2024 totaled $5,289 and $14,532, respectively.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which at the conclusion of the project as of September 30, 2024 totaled $13,271, and excludes future proceeds from the sale of remaining real estate and equipment designated as held for sale on the condensed consolidated balance sheets. During the nine months ended June 30, 2025, cash proceeds related to the sale of the remaining real estate and equipment held for sale totaled $17,729.

In the quarter ended June 30, 2024, CPP incurred pre-tax restructuring and related exit costs totaling $18,688, which consisted of cash charges totaling $4,191 and non-cash, asset-related charges of $14,497. The cash charges included $709 for one-time termination benefits and other personnel-related costs and $3,482 for facility exit costs. Non-cash charges of $14,497 were recorded to adjust inventory to its net realizable value.

In the nine months ended June 30, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $33,489, comprised of cash charges totaling $10,510 and non-cash, asset-related charges totaling $22,979. The cash charges included $3,038 for one-time termination benefits and other personnel-related costs and $7,472 for facility exit costs. Non-cash charges of $22,979 were recorded to adjust inventory to its net realizable value.

A summary of the restructuring and other related charges included in Cost of goods and services and SG&A expenses in the Company's Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024	2024
Cost of goods and services	$15,744	$28,724
Selling, general and administrative expenses	2,944	4,765
Total	$18,688	$33,489

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024	2024
Personnel related costs	$709	$3,038
Facilities, exit costs and other	3,482	7,472
Non-cash facility and other	14,497	22,979
Total	$18,688	$33,489

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following tables summarizes the accrued liabilities of the Company's restructuring actions for the nine months ended June 30, 2025 and 2024:

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2024	$8,182	$4,816	$—	$12,998
Q1 Cash payments	(5,009)	(1,064)	—	(6,073)
Accrued liability at December 31, 2024	$3,173	$3,752	$—	$6,925
Q2 Cash payments	(83)	(1,649)	—	(1,732)
Accrued Liability at March 31, 2025	$3,090	$2,103	$—	$5,193
Q3 Cash payments	—	(630)	—	(630)
Accrued Liability at June 30, 2025	$3,090	$1,473	$—	$4,563

	Cash Charges		Non-Cash
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs(1)	Total
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Q1 Restructuring charges	1,847	2,071	8,482	12,400
Q1 Cash payments	(7,215)	(3,362)	—	(10,577)
Q1 Non-cash charges	—		(8,482)	(8,482)
Accrued liability at December 31, 2023	$8,739	$4,260	$—	$12,999
Q2 Restructuring charges	482	1,919	—	2,401
Q2 Cash payments	(608)	(1,919)	—	(2,527)
Accrued liability at March 31, 2024	$8,613	$4,260	$—	$12,873
Q3 Restructuring charges	709	3,482	14,497	18,688
Q3 Cash payments	(2,671)	(4,345)	—	(7,016)
Q3 Non-cash charges	—	—	(14,497)	(14,497)
Accrued liability at June 30, 2024	$6,651	$3,397	$—	$10,048
______________________
(1) Non-cash charges in Facility and Other Costs represent non-cash impairment charges to adjust inventory to its net realizable value.

NOTE 18 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2025 and 2024, Other income (expense) of $247 and $350, respectively, includes $163 and $120, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $302 and ($34), respectively, and net investment income (loss) of ($424) and $10, respectively. Other income (expense) also includes royalty income of $501 and $549 for the three months ended June 30, 2025 and 2024, respectively.

For the nine months ended June 30, 2025 and 2024, Other income (expense) of $2,591 and $1,608, respectively, includes $54 and $72, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $902 and ($103), respectively, as well as $(370) and $95, respectively, of net investment income (loss). Other income (expense) also includes royalty income of $1,647 and $1,649 for the nine months ended June 30, 2025 and 2024, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 19 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $10,706 as of June 30, 2025 and $13,050 as of September 30, 2024. The long-term warranty liability was $1,239 at both June 30, 2025 and September 30, 2024.

Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$12,253	$14,903	$13,050	$20,781
Warranties issued and changes in estimated pre-existing warranties	4,007	7,716	14,328	17,760
Actual warranty costs incurred	(5,554)	(6,966)	(16,672)	(22,888)
Balance, end of period	$10,706	$15,653	$10,706	$15,653

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2025			2024

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$12,244	$—	$12,244	$(827)	$—	$(827)
Pension and other defined benefit plans	1,136	(239)	897	673	(141)	532
Cash flow hedges	(993)	298	(695)	(1,324)	397	(927)
Total other comprehensive income (loss)	$12,387	$59	$12,446	$(1,478)	$256	$(1,222)

	Nine Months Ended June 30,
	2025			2024
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(4,804)	$—	$(4,804)	$2,212	$—	$2,212
Pension and other defined benefit plans	1,890	(397)	1,493	2,018	(423)	1,595
Cash flow hedges	678	(203)	475	786	(236)	550
Total other comprehensive income (loss)	$(2,236)	$(600)	$(2,836)	$5,016	$(659)	$4,357

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2025	At September 30, 2024
Foreign currency translation adjustments	$(43,390)	$(38,586)
Pension and other defined benefit plans	(17,634)	(19,127)
Cash flow hedges	164	(311)
Total	$(60,860)	$(58,024)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2025	2024	2025	2024
Pension amortization	$(636)	$(688)	$(1,909)	$(2,066)
Cash flow hedges	463	(69)	2,120	(960)
Total gain (loss) before tax	$(173)	$(757)	$211	$(3,026)
Tax	37	159	(44)	635
Net of tax	$(136)	$(598)	$167	$(2,391)

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Fixed	$11,878	$11,555	$35,463	$34,992
Variable (a), (b)	2,586	2,472	7,922	7,382
Short-term (b)	1,032	808	3,467	3,470
Total	$15,496	$14,835	$46,852	$45,844
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

Supplemental cash flow information were as follows:

	For the Nine Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,574	$34,361
Financing cash flows from finance leases	117	239
Total	$32,691	$34,600

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	June 30, 2025	September 30, 2024
Operating Leases:
Right of use assets:
Operating right-of-use assets	$162,819	$171,211

Lease Liabilities:
Current portion of operating lease liabilities	$31,997	$35,065
Long-term operating lease liabilities	142,213	147,369
Total operating lease liabilities	$174,210	$182,434

Finance Leases:
Property, plant and equipment, net(1)	$523	$808

Lease Liabilities:
Notes payable and current portion of long-term debt	$123	$155
Long-term debt, net	171	255
Total financing lease liabilities	$294	$410

(1) Finance lease assets are recorded net of accumulated depreciation of $1,391 and $1,463 as of June 30, 2025 and September 30, 2024, respectively.

The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2025 are as follows:

	Operating Leases	Finance Leases
2025(a)	$11,359	$42
2026	40,239	115
2027	35,468	55
2028	29,935	49
2029	24,649	49
2030	17,080	12
Thereafter	55,941	—
Total lease payments	$214,671	$322
Less: Imputed Interest	(40,461)	(28)
Present value of lease liabilities	$174,210	$294
(a) Excluding the nine months ended June 30, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Average lease terms and discount rates at June 30, 2025 were as follows:

Weighted-average remaining lease term (years):
Operating leases	6.7
Finance Leases	3.7

Weighted-average discount rate:
Operating Leases	6.37%
Finance Leases	6.76%

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

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc., ("AMES") expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market. Pope generated over $25,000 in revenue in its first full year of operations.

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

OVERVIEW

Revenue for the quarter ended June 30, 2025 was $613,627 compared to $647,814 in the prior year quarter, a decrease of $34,187 or 5%, due to the decreased revenue at CPP of 16%, partially offset by increased revenue at HBP of 2%. Net loss for the third quarter ended June 30, 2025 was $120,139 or $2.65 per share, compared to net income of $41,086, or $0.84 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Goodwill and intangible asset impairments of $243,612 ($217,154, net of tax, or $4.69 per share);
–    Strategic review - retention and other of $1,033 ($773, net of tax, or $0.02 per share);
–    Gain on sale of real estate of $122 ($90, net of tax, or $0.00 per share); and
– Discrete and certain other tax benefits, net, of $28,451 or $0.61 per share.

The prior year quarter results from operations included the following:

–    Restructuring charges of $18,688 ($13,991, net of tax, or $0.29 per share);
–    Strategic review - retention and other of $1,870 ($1,390, net of tax, or $0.03 per share);
–    Loss on debt extinguishment of $1,700 ($1,292, net of tax, or $0.03 per share);
–    Loss on sale of real estate of $725 ($520, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $2,247 or $0.05 per share.

Excluding these items from the respective quarterly results, net income would have been $69,247, or $1.50 per share in the three months ended June 30, 2025 compared to $60,526, or $1.24 per share, in the prior year quarter.

Revenue for the nine months ended June 30, 2025 was $1,857,744 compared to $1,963,847 in the prior year period, a decrease of $106,103, or 5%, due to the decreased revenue at HBP and CPP of 2% and 11%, respectively. Net income for the nine months ended June 30, 2025 was $7,474 or $0.16 per share, compared to $147,406, or $2.94 per share, in the prior year period.

The current year-to-date results from operations included the following:

–    Goodwill and intangible asset impairments of $243,612 ($217,154, net of tax, or $4.63 per share);
–    Strategic review - retention and other of $3,883 ($2,886, net of tax, or $0.06 per share);
–    Gain on sale of real estate of $8,279 ($6,169, net of tax, or $0.13 per share); and
– Discrete and certain other tax benefits, net, of $28,626 or $0.61 per share.

The prior year-to-date results from operations included the following:

– Restructuring charges of $33,489 ($24,973, net of tax, or $0.50 per share);
–    Strategic review - retention and other of $9,204 ($6,887, net of tax, or $0.14 per share);
–    Loss on debt extinguishment of $1,700 ($1,292, net of tax, or $0.03 per share);
–    Loss on sale of real estate of $167 ($105, net of tax, or $0.00 per share); and
– Discrete and certain other tax provisions, net, of $2,640 or $0.05 per share.

Excluding these items from the respective periods, net income would have been $192,719, or $4.11 per share in the nine months ended June 30, 2025, compared to $183,303, or $3.66 per share, in the prior year period.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)

Net income (loss)	$(120,139)	$41,086	$7,474	$147,406

Adjusting items:
Restructuring charges(1)	—	18,688	—	33,489
Goodwill and intangible asset impairments	243,612	—	243,612	—
(Gain) loss on sale of real estate	(122)	725	(8,279)	167
Loss from debt extinguishment	—	1,700	—	1,700
Strategic review - retention and other	1,033	1,870	3,883	9,204
Tax impact of above items(2)	(26,686)	(5,790)	(25,345)	(11,303)
Discrete and certain other tax provisions (benefits), net(3)	(28,451)	2,247	(28,626)	2,640

Adjusted net income	$69,247	$60,526	$192,719	$183,303

Earnings (loss) per common share	$(2.65)	$0.84	$0.16	$2.94

Adjusting items, net of tax:
Anti-dilutive share impact(4)	0.05	—	—	—
Restructuring charges(1)	—	0.29	—	0.50
Goodwill and intangible asset impairments	4.69	—	4.63	—
(Gain) loss on sale of real estate	—	0.01	(0.13)	—
Loss from debt extinguishment	—	0.03	—	0.03
Strategic review - retention and other	0.02	0.03	0.06	0.14
Discrete and certain other tax provisions (benefits), net(3)	(0.61)	0.05	(0.61)	0.05

Adjusted earnings per common share	$1.50	$1.24	$4.11	$3.66

Weighted-average shares outstanding (in thousands)	45,320	47,034	45,505	47,921

Diluted weighted-average shares outstanding (in thousands)	46,270	48,851	46,911	50,085
 Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three and nine months ended June 30 2024, restructuring charges related to the CPP global sourcing expansion, of which $15,744 and $28,724, are included in Cost of goods and services and $2,944 and $4,765 are included in SG&A in the Company's Condensed Consolidated Statement of Operations.

(2) The tax impact for the above reconciling adjustments from GAAP to non-GAAP Net income and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) Discrete and certain other tax provisions (benefits), net primarily relate to the impact of a rate differential between the statutory and annual effective tax rates on items impacting the quarter.

(4) For the quarter ended June 30, 2025, earnings (loss) per common share was calculated using basic weighted-average shares outstanding, as presented on the face of the Statement of Operations. The anti-dilutive share impact represents the impact of converting from basic shares used in calculating earnings (loss) per common share to the diluted shares used in calculating earnings (loss) per common share from a net loss.

RESULTS OF OPERATIONS

Three and Nine Months ended June 30, 2025 and 2024

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income (loss) before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 13 - Reportable Segments for a reconciliation of adjusted EBITDA to income (loss) before taxes.

Home and Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2025		2024		2025		2024
Residential	$227,124		$223,978		$661,551		$664,098
Commercial	173,120		170,236		502,342		517,969
Total Revenue	$400,244		$394,214		$1,163,893		$1,182,067
Adjusted EBITDA	$128,755	32.2%	$118,516	30.1%	$365,231	31.4%	$372,159	31.5%
Depreciation and amortization	$4,440		$3,883		$13,049		$11,288

For the quarter ended June 30, 2025, HBP revenue increased $6,030, or 2%, compared to the prior year quarter, due to favorable price and mix of 3%, partially offset by decreased volume of 1%.

For the quarter ended June 30, 2025, adjusted EBITDA of $128,755 increased $10,239, or 9%, compared to $118,516 in the prior year quarter, resulting from increased revenue noted above and reduced material costs, partially offset by increased labor costs.

For the nine months ended June 30, 2025, revenue decreased $18,174, or 2%, compared to the prior year period, due to decreased volume of 3%, partially offset by favorable price and mix of 1%.

For the nine months ended June 30, 2025, adjusted EBITDA of $365,231 decreased $6,928, or 2%, compared to $372,159 in the prior year period, resulting from decreased revenue noted above and the related volume impact on overhead absorption, and increased labor costs, partially offset by reduced material costs.

For the quarter and nine months ended June 30, 2025, segment depreciation and amortization increased $557 and $1,761, respectively, compared to the prior year periods, due to new assets placed in service.

Consumer and Professional Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2025		2024		2025		2024
United States	$122,884		$162,516		$395,825		$496,830
Europe	17,270		19,342		34,343		42,940
Canada	11,081		12,998		43,391		50,389
Australia	57,212		52,706		205,583		174,607
All other countries	4,936		6,038		14,709		17,014
Total Revenue	$213,383		$253,600		$693,851		$781,780
Adjusted EBITDA	19,222	9.0%	$22,263	8.8%	61,140	8.8%	47,923	6.1%
Depreciation and amortization	$11,238		$11,225		$33,634		$33,453

For the quarter ended June 30, 2025, revenue decreased $40,217, or 16%, compared to the prior year quarter, primarily driven by decreased volume of 19% due to reduced consumer demand across all geographic regions, except Australia, and disrupted historical customer ordering patterns in the U.S. due to increased tariffs. CPP benefited from price and mix of 2% and incremental revenue from the Pope acquisition contributed 1%. Foreign currency did not have a material impact on the current quarter revenue.

For the quarter ended June 30, 2025, adjusted EBITDA of $19,222 decreased $3,041 compared to $22,263 in the prior year quarter, primarily due to decreased revenue noted above, partially offset by the benefits from the U.S. global sourcing expansion initiative, improved margins across all geographic regions, and reduced administrative expenses. Foreign currency had a 1% unfavorable impact on the current quarter adjusted EBITDA.

For the nine months ended June 30, 2025, revenue decreased $87,929, or 11%, compared to the prior year period, driven by decreased volume of 13% due to reduced consumer demand across all geographic regions, except Australia, and disrupted historical customer ordering patterns in the U.S. due to increased tariffs. CPP benefited in Australia from increased organic volume and incremental revenue from the Pope acquisition contributed 3%. Foreign currency had a 1% unfavorable impact on the current nine month period revenue.

For the nine months ended June 30, 2025, adjusted EBITDA of $61,140 increased $13,217 compared to $47,923 in the prior year period, primarily due to the benefits from the U.S. global sourcing expansion initiative and increased volume in Australia, partially offset by the decreased revenue noted above. Foreign currency had a 2% unfavorable impact on the current nine month period adjusted EBITDA.

For the quarter and nine months ended June 30, 2025, segment depreciation and amortization remained consistent with prior year periods.

On July 1, 2024 Griffon announced that its subsidiary, AMES, expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES’s product portfolio in the Australian market. Pope generated over $25,000 in revenue in its first full year of operations.

Unallocated

For the quarter ended June 30, 2025, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs totaling $13,264 compared to $15,285 in the prior year quarter; and for the nine months ended June 30, 2025, unallocated amounts totaled $41,941 compared to $44,006 in the prior year period. The decrease in the current quarter compared to the prior year quarter was primarily due to a decrease in Employee Stock Ownership Plan (ESOP) costs. The decrease in the current nine month period ended June 30, 2025 compared to the prior year comparable period was primarily due to a decrease in ESOP costs, partially offset by an increase in stock based compensation expense.

Goodwill and intangible asset impairments

For the quarter ended June 30, 2025, indicators of impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. Accordingly, a quantitative assessment was performed, which resulted in a non-cash, pre-tax impairment charge for Hunter Fan’s goodwill and indefinite-lived intangible assets of $136,612 and $107,000, respectively, recorded in the third fiscal quarter of 2025. See Note 8 - Goodwill and Other Intangibles.

Strategic review

During the three months ended June 30, 2025 and 2024, we incurred strategic review expenses of $1,033 ($773, net of tax) and $1,870 ($1,390, net of tax), respectively, and during the nine months ended June 30, 2025 and 2024, we incurred strategic review expenses of $3,883 ($2,886, net of tax) and $9,204 ($6,887, net of tax), respectively, primarily for retention payments and other costs related to the strategic review process that concluded in April 2023.

Segment Depreciation and Amortization

For the three months ended June 30, 2025, segment depreciation and amortization of $15,678 increased $570 compared to $15,108 in the prior year quarter, and for the nine months ended June 30, 2025, segment depreciation and amortization of $46,683 increased $1,942 compared to $44,741 in the prior year period. The increase in both the three and nine months ended June 30, 2025, is primarily due to depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended June 30, 2025 and 2024, Other income (expense) of $247 and $350, respectively, includes $163 and $120, respectively, of net currency exchange transaction losses from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $302 and ($34), respectively, and net investment income (loss) of ($424) and $10, respectively. Other income (expense) also includes royalty income of $501 and $549 for the three months ended June 30, 2025 and 2024, respectively.

For the nine months ended June 30, 2025 and 2024, Other income (expense) of $2,591 and $1,608, respectively, includes $54 and $72, respectively, of net currency exchange transaction gains from receivables and payables held in non-functional currencies, net periodic benefit plan income (expense) of $902 and ($103), respectively, as well as ($370) and $95, respectively of net investment income (loss). Other income (expense) also includes royalty income of $1,647 and $1,649, for the nine months ended June 30, 2025 and 2024, respectively.

Provision for income taxes

During the quarter ended June 30, 2025, the Company recognized a tax benefit of $29,061 on a loss before taxes of $149,200, compared to a tax provision of $19,923 on income before taxes of $61,009 in the prior year quarter. The current year quarter results included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $1,033 ($773, net of tax); gain on sale of real estate of $122 ($90, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $28,451. The prior year quarter results included restructuring charges of $18,688 ($13,991, net of tax); strategic review costs - retention and other of $1,870 ($1,390, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of real estate of $725 ($520 net of tax); and discrete and certain other tax provisions, net, that affect comparability of $2,247. Excluding these items, the effective tax rates for the quarters ended June 30, 2025 and 2024 were 27.4% and 27.9%, respectively.

During the nine months ended June 30, 2025, the Company recognized a tax provision of $19,383 on income before taxes of $26,857, compared to a tax provision of $62,318 on income before taxes of $209,724 in the comparable prior year period. The nine month period ended June 30, 2025 included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); gain on sale of real estate of $8,279 ($6,169, net of tax); strategic review - retention and other of $3,883 ($2,886, net of tax); and discrete and other tax benefits, net, that affect comparability of $28,626. The nine month period ended June 30, 2024 included restructuring charges of $33,489 ($24,973, net of tax); strategic review - retention and other of $9,204 ($6,887, net of tax); loss on debt extinguishment of $1,700 ($1,292, net of tax); loss on sale of real estate of $167 ($105, net of tax); and discrete and other certain tax provisions, net, that affect comparability of $2,640. Excluding these items, the effective tax rates for the nine months ended June 30, 2025 and 2024 were 27.6% and 27.9%, respectively.

Stock-based compensation
For the quarters ended June 30, 2025 and 2024, stock based compensation expense, which includes expense for both restricted stock grants and the ESOP, totaled $5,968 and $7,052, respectively. For the nine months ended June 30, 2025 and 2024, stock based compensation expense totaled $17,861 and $19,726, respectively. The decrease in expense for the three and nine month periods ended June 30, 2025 compared to the prior year periods was primarily due to a decrease in ESOP expense, partially offset by an increase in stock compensation expense driven by the timing of equity awards granted.

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

Comprehensive income (loss)

For the quarter ended June 30, 2025, total other comprehensive income, net of taxes, of $12,446 included a gain of $12,244 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollar and Canadian Dollar, in comparison to the U.S. Dollar; and a $897 benefit from pension amortization, partially offset by a $695 loss on cash flow hedges.

For the quarter ended June 30, 2024, total other comprehensive loss, net of taxes, of $1,222 included a $927 loss on cash flow hedges and a loss of $827 from foreign currency translation adjustments primarily due to the weakening of the Euro and Canadian Dollar, all in comparison to the U.S. Dollar; partially offset by a $532 benefit from pension amortization.

For the nine months ended June 30, 2025, total other comprehensive loss, net of taxes, of $2,836 included a loss of $4,804 from foreign currency translation adjustments primarily due to the weakening of the Australian Dollar and Canadian Dollar, partially offset by the strengthening of the Euro and British Pound, all in comparison to the U.S. Dollar; partially offset by a $1,493 benefit from pension amortization; and a $475 gain on cash flow hedges.

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

DISCONTINUED OPERATIONS

At June 30, 2025 and September 30, 2024, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $9,035 and $7,768, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There were no reported revenue or expenses in the three and nine months ended June 30, 2025 and 2024 for discontinued operations.

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

As of June 30, 2025, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $58,800. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial for the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the nine months ended June 30, 2025, the Company generated $282,481 of net cash from operating activities and, as of June 30, 2025, the Company had $449,510 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $107,279 at June 30, 2025.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Operations	For the Nine Months Ended June 30,
	2025	2024
Net Cash Flows Provided by (Used In):
Operating activities	$282,481	$307,938
Investing activities	(21,972)	(34,277)
Financing activities	(269,538)	(238,712)

Cash flows provided by operating activities for the nine months ended June 30, 2025 was $282,481, compared to $307,938 in the prior year period. The variance was primarily driven by an increase in net working capital, mainly due to higher inventory levels and decreases in accounts payable and accrued liabilities. This was partially offset by a decrease in accounts receivable and an increase in cash generated from operations.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of property, plant and equipment. During the nine months ended June 30, 2025, cash flows used in investing activities was $21,972 compared to $34,277 in the prior year period. Cash flows used in investing activities in the current period consisted of capital expenditures totaling $39,867, partially offset by proceeds of $17,895 primarily from the sale of real estate. In the prior year period, cash flows used in investing activities consisted of capital expenditures totaling $47,849, partially offset by proceeds of $13,572 from the sale of real estate.

During the nine months ended June 30, 2025, cash used in financing activities totaled $269,538 compared to $238,712 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $161,709, net repayments of long-term debt of $76,117, primarily related to the Revolver, and the payment of dividends of $31,622. Cash flows used in financing activities in the prior year period consisted primarily of the purchase of shares of common stock in connection with the Board authorized share repurchase program and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock totaling $241,501 and the payment of dividends of $28,770, partially offset by net proceeds from long-term debt of $32,773, primarily related to the Revolver.

During the nine months ended June 30, 2025, 583,893 shares, with a market value of $45,277, or an average of $77.54 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This amount excludes excise tax benefits of $528 for the nine months ended June 30, 2025.

During the nine months ended June 30, 2025, the Board of Directors approved and paid three quarterly cash dividends each for $0.18 per share. During fiscal 2024, the Board of Directors approved and paid four quarterly cash dividends each for $0.15 per share, totaling $0.60 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on September 16, 2025 to shareholders of record as of the close of business on August 29, 2025.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the nine months ended June 30, 2025 totaled 1,611,454 shares of common stock, for a total of $113,125, or an average of $70.20 per share. This amount excludes excise taxes incurred for share repurchases of $1,112 for the nine months ended June 30, 2025. As of June 30, 2025, $319,568 remained under the Board authorized repurchase program.

During the nine months ended June 30, 2025 and 2024, cash used in discontinued operations from operating activities was $820 and $3,707, respectively, primarily related to the settling of certain liabilities and environmental costs. During the nine months ended June 30, 2025, cash provided by discontinued operations for investing activities of $137 related to proceeds from an insurance recovery.

Cash and Equivalents and Debt	June 30,	September 30,
	2025	2024
Cash and equivalents	$107,279	$114,438
Notes payable and current portion of long-term debt	8,123	8,155
Long-term debt, net of current maturities	1,442,855	1,515,897
Debt discount/premium and issuance costs	12,591	15,633
Total gross debt	1,463,569	1,539,685
Debt, net of cash and equivalents	$1,356,290	$1,425,247

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”). Proceeds from the 2028 Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the 2028 Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of 2028 Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2025, outstanding 2028 Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The 2028 Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The 2028 Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the 2028 Senior Notes approximated $971,120 on June 30, 2025 based upon quoted market prices (Level 1 inputs). At June 30, 2025, $5,386 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of June 30, 2025, the Term Loan B outstanding balance was $451,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At June 30, 2025, $4,482 of costs incurred remained to be amortized.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.25% (6.58% as of June 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $451,564 on June 30, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 2.00% (6.43% at June 30, 2025) and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at June 30, 2025).

At June 30, 2025, under the Credit Agreement, there was $37,500 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,990; and $449,510 was available, subject to certain loan covenants, for borrowing at that date.

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

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.2% (4.25% as of June 30, 2025). At June 30, 2025 there was no balance outstanding under the facility with CAD 20,000 ($14,640 as of June 30, 2025) available for borrowing. The facility is secured by substantially all of the assets of Garant. Garant is required to maintain a certain minimum equity and a minimum interest coverage ratio.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed as of March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% (4.86% at June 30, 2025). At June 30, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,617 as of June 30, 2025) available for borrowing. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

In February 2024, Griffon repaid in full a loan with the Pennsylvania Industrial Development Authority. The balance in other long-term debt consists primarily of finance leases.

At June 30, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA

(as defined above) and TTM stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.5x at June 30, 2025.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,058, a Term Loan B facility maturing in 2029 with an outstanding balance of $451,000 on June 30, 2025 and Revolver maturing in 2028 with an outstanding balance of $37,500. The Term Loan B accrues interest at the Term SOFR plus a spread of 2.25% (6.58% as of June 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. The Revolver accrues interest on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 2.00% (6.43% at June 30, 2025) and base rate loans accrue interest at prime rate plus a margin of 1.00% (8.50% at June 30, 2025).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2025, our largest customer, The Home Depot, represented 10% of Griffon’s consolidated revenue, 9% of HBP’s revenue and 12% of CPP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2025 and September 30, 2024 and for the nine months ended June 30, 2025 and for the year ended September 30, 2024. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2025		September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,509,473	$—	$2,147,788
Gross profit	$—	$664,158	$—	$871,822
Income (loss) from operations	$(19,603)	$86,321	$(25,982)	$408,181
Equity in earnings of Guarantor subsidiaries	$31,331	$—	$283,959	$—
Net income (loss)	$(25,688)	$31,331	$(74,331)	$283,959

Summarized Balance Sheet Information

	As of June 30, 2025		As of September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$79,801	$611,341	$58,194	$635,767
Non-current assets	12,377	1,039,825	12,558	1,307,839
Total assets	$92,178	$1,651,166	$70,752	$1,943,606

Current liabilities	$71,943	$196,160	$69,556	$213,234
Long-term debt	1,442,745	170	1,515,669	222
Other liabilities	14,490	208,945	23,033	237,432
Total liabilities	$1,529,178	$405,275	$1,608,258	$450,888

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

Changes in Internal Control Over Financial Reporting

There were no changes in Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon's Annual Report on Form 10-K for the year ended September 30, 2024, as well as the updated risk factor titled "CPP is subject to risks from sourcing from international locations, especially China" appearing in Griffon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect Griffon's business, financial condition or future results. The risks described in Griffon's Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon's business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	205,000	(2)	$68.25	205,000
May 1 - 31, 2025	181,082	(2)	$69.89	181,082
June 1-30, 2025	195,000	(2)	$69.79	195,000
Total	581,082		$69.28	581,082	$319,568

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of June 30, 2025, $319,568 remained available for the purchase of common stock under board authorized programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity."

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Griffon Corporation 2025 Retiree Medical Plan

On August 5, 2025, we approved a retiree medical arrangement (the "RMA") for each of Ronald J. Kramer, our Chief Executive Officer; Robert F. Mehmel, our President and Chief Operating Officer; Brian G. Harris, our Executive Vice President and Chief Financial Officer; and Seth L. Kaplan, our Senior Vice President, General Counsel and Secretary. To vest and qualify for benefits under the RMA, each executive must have age plus years of service equal to 72 or greater and must remain employed by Griffon for one year following approval of the RMA. Each of Messrs. Kramer, Mehmel, Harris and Kaplan will meet these vesting requirements in August, 2026. If, prior to vesting, an executive’s employment is terminated by Griffon without cause, by the executive for good reason, or due to the death or disability of the executive, the executive will immediately fully vest under the RMA.

Under the RMA, Griffon has agreed to provide coverage under its major medical plans for the executive and the executive’s spouse, following the executive’s retirement, for the life of the executive and the executive’s spouse (or, if such coverage cannot be provided, an equivalent benefit). Griffon will also be obligated to reimburse each executive up to $35,000 a year (indexed 3% a year for inflation, with the base year being 2025) for qualified medical expenses, incurred by the executive or the executive’s spouse, that are not covered by Griffon’s major medical plans (such as deductibles, co-payments, and out-of-network costs).

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 6, 2025