Form 10-K
period 2025-09-30
GRIFFON CORP
filed 2025-11-19
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2025, the registrant’s most recently completed second quarter, was approximately $3,060,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2025 was $71.50. The number of the registrant’s outstanding shares was 46,231,089 as of October 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Griffon Corporation and Subsidiaries

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” "achieves," “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives (including the expanded CPP global outsourcing strategy announced in May 2023); the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company’s Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and U.S. dollars and non-U.S. currencies are in thousands, except per share data)

PART I
Item 1. Business

Overview

Griffon Corporation (the “Company,” “Griffon,” "we," or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company, founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

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

CPP Global Sourcing Strategy Expansion and Restructuring Charges
Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024.

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations have met the held for sale criteria and have been classified as such on our Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024. The net book value of these properties as of September 30, 2025 and September 30, 2024 totaled $5,609 and $14,532, respectively.

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

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges, primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excludes cash proceeds from the sale of real estate and equipment, which through September 30, 2024 were $13,271, and excludes future proceeds from the sale of remaining real estate and equipment. During the year ended September 30, 2025, cash proceeds related to the sale of remaining real estate and equipment held for sale totaled $17,729.
Available Information
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file periodic reports, proxy statements, and other information, including our Code of Conduct, with the SEC. Such periodic reports, proxy statements, and other information are available on the SEC's website at www.sec.gov.

Griffon posts and makes available, free of charge through its website at www.griffon.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as well as press releases, as soon as reasonably practicable after such materials are published or filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information found on Griffon's website is not incorporated into this or any other report it files with or furnishes to the SEC.

For information regarding revenue, profit and total assets of each segment, see the Reportable Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:
Griffon conducts its operations through two reportable segments:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell and Cookson brands.

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Reportable Segments:

HOME AND BUILDING PRODUCTS

The HBP segment consists of Clopay. Founded in 1964 and acquired by Griffon in 1986, Clopay has grown organically and through acquisitions to become the largest manufacturer and marketer of both residential and commercial garage doors, and rolling steel doors, in North America. The majority of Clopay's sales come from home remodeling and renovation projects, with the balance from commercial construction and new residential housing construction. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. Sales into the commercial market are driven by commercial construction and repair and replacement, including the aging of nonresidential buildings, warehouses, and institutional and industrial facilities, as well as increased business activity, changes to building codes, security of facilities, and trends of improving function and performance.

Clopay has approximately 3,100 employees.

Brands

Clopay brings over 60 years of experience and innovation to the residential and sectional garage door industry, and has over 100 years of experience in the rolling steel industry. Residential and commercial sectional products are sold under market-leading brands, including Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay commercial rolling steel door brands include Cornell®, Cookson® and Clopay®.

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

Customers

Clopay supports a diversity of customers, ranging from local rural dealerships to national retail chains. Clopay’s customers include over 3,000 independent professional installing dealers and major home center retail chains including Home Depot and Menards. Clopay maintains strong relationships with its installing dealers and believes it is the largest supplier of sectional garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America.

Clopay distributes its garage doors directly to customers from its manufacturing facilities and through its network of 57 distribution centers located throughout the U.S. and Canada. These distribution centers allow Clopay to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Clopay is currently the exclusive supplier of residential and commercial garage doors to Home Depot and Menards locations throughout North America, and has maintained long-standing relationships with Home Depot for 40 years and with Menards for over 30 years. The loss of either of these customers would have a material adverse effect on Clopay and Griffon.

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

Sales and Marketing

The Clopay sales and marketing organization supports our customers, consults on new product development, and aggressively markets door solutions, with a primary focus on the North American market. Clopay maintains a strong promotional presence, in both traditional and digital media.

Clopay provides a unique customer experience platform called MyClopay™, which delivers an array of sales, order management, analytical, instructional, and informational applications. These applications empower Clopay’s customers to provide the best solutions to their end customers, and MyClopay has been widely adopted by Clopay’s customers due to its feature rich, intuitive, and device-agnostic software. We believe this capability is unique to the industry.

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

Manufacturing and Distribution

Clopay's principal manufacturing facilities include 1,625,000 square feet in Troy and Russia, Ohio, 279,000 square feet in Mountain Top, Pennsylvania and 163,000 square feet in Goodyear, Arizona. Clopay distributes its products through a wide range of distribution channels, including a national network of 57 distribution centers with a total of approximately 1,300,000 square feet. This network of manufacturing facilities and distribution centers is capable of providing just in time and prepositioned inventory across the U.S. and Canada, and provides flexibility regarding how and where doors are delivered to customers in their local markets.

CONSUMER AND PROFESSIONAL PRODUCTS

Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, Hunter and ClosetMaid. AMES, founded in Massachusetts in 1774, has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is a leading provider of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the U.K., and Ireland. Under the ClosetMaid brand, CPP is a leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States. Under the Hunter brand, since 1886, CPP is a leading provider of residential, industrial and commercial fans in the United States.

CPP has approximately 2,000 employees worldwide.

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

•Outdoor Décor and Watering

•Planters and Lawn Accessories:  AMES is a designer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™, Tuscan Path®, La Hacienda®, Hills®, Kelkay®, Quatro Design®, Pope® and Dynamic Design®™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials.

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

Customers

CPP sells products throughout North America, Australia, New Zealand, the U.K. and Ireland through (1) home centers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Rona Inc., Bunnings Warehouse (“Bunnings”) and Woodies (with the average length of the relationship with these customers being approximately 30 years); (2) mass market, specialty, and hardware retailers including Tractor Supply Corporation, Wal-Mart Stores Inc., Target Corporation, Canadian Tire Corporation, Limited, Costco Wholesale Corporation, Ace, Do-It-Best and True Value Company; (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco; (4) homebuilders, such as D.R. Horton, KB Home, Lennar and NVR, Inc.; and (5) E-commerce platforms, such as Amazon Inc., Wayfair Inc. (“Wayfair”), Hayneedle Inc. (“Hayneedle”), Beyond, Inc. (“Beyond”), and Spreetail LLC.

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

Manufacturing and Distribution

CPP sources products for sale through a combination of internal and external global manufacturing sources and supply chain partners. Principal North American manufacturing facilities include a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot center in St. Francois, Quebec, Canada. CPP also operates two wood mills, of which one is located in Canada and the other is located in the United States. Internationally CPP operates manufacturing facilities in Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

CPP has three principal distribution facilities in the United States: a 1.4 million square foot facility in Carlisle, Pennsylvania; a 997,000 square foot facility in Reno, Nevada; and a 600,000 square foot facility in Byhalia, Mississippi. Finished goods are transported to these facilities by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida, and internationally in Canada, Australia, the United Kingdom and Ireland.

Griffon Corporation

Employees

As of September 30, 2025, Griffon and its subsidiaries employ approximately 5,100 employees located primarily throughout North America, the United Kingdom, Australia, and China.  Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year.  However, acquisition activity or the opening of new branches or lines of business, efficiency initiatives, or other changes in the level of Griffon's business activity (for instance, based on actual or anticipated customer demand or other factors), could require staffing level adjustments.

As of September 30, 2025, approximately 145 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2025, Home Depot represented 10% of Griffon’s consolidated revenue, 9% of HBP's revenue and 12% of CPP's revenue.

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

Seasonality

Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the HBP and CPP businesses. HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2025, 49% of CPP's sales occurred during the second and third quarters compared to 52% in 2024 and 54% in 2023.

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

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are produced and sold. All intellectual property information presented in this section is as of September 30, 2025.
Trademarks are of significant importance to Griffon’s HBP and CPP businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, HBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell® and Cookson® commercial door brands. Principal global and regional trademarks used by CPP for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, Pope®, La Hacienda®, Kelso™, Apta®, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within CPP include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. CPP’s Hunter Fan Company has over 135 years of experience in the ceiling fan industry with well-recognized brands including Hunter®, Casablanca®, Hunter Industrial®, and Jan Fan®. The HBP and CPP businesses have approximately 1,564 registered trademarks and approximately 149 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are also important to the HBP and CPP businesses. HBP holds approximately 65 issued patents and 27 pending patent applications in the U.S., as well as approximately 18 and 108 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. CPP protects its designs and product innovation through the use of patents, and currently has approximately 855 issued patents and approximately 187 pending patent applications in the U.S., as well as approximately 345 and 69 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
Sustainable Business Practices
Griffon and its operating companies have always taken into account environmental, social and governance (“ESG”) considerations in the management of our businesses. Griffon is a subscriber to the United Nations Global Compact (“UNGC”) and published its inaugural annual Sustainability Report in August 2022, in relation to fiscal 2021, benchmarked to both United Nations Global Compact (“UNGC”) Sustainable Development Goals and to the Sustainability Accounting Standards Board (“SASB”) criteria. Since then, Griffon published an annual Sustainability Report in November 2024 in relation to calendar 2023; and in November 2023 in relation to calendar 2022. The Griffon ESG policy, and annual Sustainability Report, can be found on the Griffon website at www.griffon.com. We expect to file our calendar year 2024 Sustainability Report before the end of calendar 2025.

The annual Sustainability Report discusses employee safety, employee education and welfare, carbon emissions, air emissions, energy consumption, water consumption, waste generation, recycled raw materials, and packaging initiatives, as well as community involvement and charitable giving. In our calendar 2022 report, we set an overarching goal of 30 percent reduction across six key metrics by 2030: carbon emissions, air emissions, water consumption, hazardous waste generated, lost time rates, and recordable injury rates. In addition, in 2023, in connection with the announcement of an expansion of CPP's global sourcing strategy, we adopted a Supplier Code of Conduct (“SCC”) that essentially binds our suppliers to the same ESG goals and criteria to which Griffon adheres.

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

Over the last six years, we have invested millions of dollars in capital improvements relating to employee safety and health. These improvements include major upgrades to our loading and unloading operations (which had been the source of a significant portion of our worker injuries), ergonomic improvements, machine guarding and elimination of certain high-risk repetitive jobs through the use of robotics. Griffon has also invested significant time and capital in reducing ergonomic injuries through better work positioning and lifting improvements. Griffon has invested over one million dollars in improvements to employee welfare facilities, such as break areas and cafeterias.

More importantly, we view our employees as more than just workers. Through our Employee Stock Ownership Plan ("ESOP"), our U.S. employees own approximately nine percent of Griffon stock. Our businesses engage in a variety of outreach programs in the various communities in which we operate to recruit new employees at all levels. These programs involve high schools and vocational schools, as well as colleges and universities, and often include internships as a means for potential new employees to experience what it is like to be part of our team. We also have a variety of onboarding programs, onsite job training programs, leadership development programs, and tuition reimbursement and education assistance policies to further the development and advancement of our employees.

In all of our geographies, we conduct regular audits of suppliers and utilize contractual terms that require our suppliers to comply with environmental and social laws and regulations, as well as with our policies, including with respect to human rights, child labor, slave labor and unsafe working conditions. Our SCC requires that all new suppliers, major volume suppliers and suppliers in higher risk areas submit a formal certification of compliance with our SCC. All key suppliers worldwide are required to periodically submit to an SCC audit, which evaluates not only quality control and vendor capabilities, but assesses to what extent each supplier emphasizes environmental, labor and social considerations in the operation of its business. Griffon companies are in the process of phasing in the SCC over a multi-year period; the initial year included training and program roll-out.

Honesty, transparency, and ethical practices have been ordinary course at Griffon for decades, and we continue to review and upgrade our programs in these areas. Our Code of Business Conduct and Ethics ("Code"), to which every employee certifies annually, requires that each and every employee conduct business to the highest ethical standards. Any acts of bribery are strictly prohibited, as is human trafficking and activities supporting human trafficking, such as the use of conflicts minerals. The Code prohibits all business courtesies except for those with an insignificant value, and even then, only under limited circumstances. Our SCC reinforces the same expectations from our suppliers. Our Corporate Governance Guidelines are published on our website. While the guidelines require that a majority of directors be independent, currently all of our directors are independent except our CEO (constituting approximately 91% of our directors). Griffon has appointed a lead independent director and has four principal board committees - Audit, Compensation, Nominating and Corporate Governance, and Finance - each of which has its responsibilities set forth in a charter available on the Griffon website.

We expect each of our employees and suppliers around the world to work hard to deliver outstanding products to our customers and to deliver value to our shareholders. And, while doing so, we expect them to respect and adhere to our environmental, social and governance commitments and policies, and to make our company a place where all employees are proud to come to work every day.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	67
Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Franklin BSP Capital Corporation and Franklin BSP Private Credit Fund. Former member of the board of directors of Douglas Elliman Inc. (NYSE: DOUG), from December 2021 to July 2024, and of Entain pls (LSE:ENT), from March 2024 to March 2025.

Robert F. Mehmel	63
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

Brian G. Harris	56
Executive Vice President and Chief Financial Officer since November 2024. Senior Vice President and Chief Financial Officer from August 2015 to November 2024. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:WLY) and Arthur Andersen, LLP.

Seth L. Kaplan	56	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
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
The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2026, within both the HBP and CPP segments, which are linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many HBP and CPP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. These conditions could make it more difficult to obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or could render financing unavailable; in addition, while we do not have any material debt maturities prior to 2028, if these conditions persist, we may have difficulty refinancing our debt before it comes due. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The HBP and CPP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2025, approximately 63% and 37% of Griffon’s consolidated revenue was derived from the HBP and CPP segments, respectively, which were dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on HBP and CPP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP and CPP businesses.

Griffon is exposed to fluctuations in inflation, which could negatively affect its business, financial condition and results of operations.

U.S. annual inflation rose to approximately 9.1% in 2022, its highest level in about 40 years, and has since moderated to the low‑to‑mid 2% range, according to the U.S. Department of Labor data and projections from the Social Security Administration. Although inflation rates have generally decreased over the last three years, future increases in inflation may result in decreased demand for Griffon’s operating company’s products and services and increased operating costs and expenses, including for labor, raw materials and supplies. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. As a result of fluctuations in inflation, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset Griffon’s cost increases with price increases may result in reduced sales, increased customer dissatisfaction or reputational harm. Additionally, Griffon’s operating companies may be unable to raise the prices of their products and services at or above the rate at which their costs increase, which may reduce operating margins and have a material adverse effect on financial results and future growth.

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

Many HBP and CPP customers are large mass merchandisers, such as home centers, warehouse clubs, discount stores, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from suppliers based in low-cost countries to source and sell products under their own private label brands to compete with HBP and CPP products and brands, which increases pricing pressure on our products. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may cause certain HBP or CPP customers to experience financial difficulty, or fail. The loss of, or a failure by, one of HBP’s or CPP’s significant customers could adversely impact our sales and operating cash flows.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. Home Depot and Menards are significant customers of HBP and Home Depot, Lowe’s and Bunnings are significant customers of CPP. Home Depot accounted for approximately 10% of Griffon’s consolidated revenue, 9% of HBP's revenue and 12% of CPP's revenue for the year ended September 30, 2025. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results also depend on successfully developing and maintaining relationships with additional key customers. Griffon cannot ensure that its largest customers will be retained or that additional key customers will be recruited. Also, both HBP and CPP extend credit to its customers, which exposes Griffon to credit risk. The Company's largest customer accounted for approximately 6%, 14% and 9% of the net accounts receivable of HBP, CPP and Griffon as of September 30, 2025, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of HBP, CPP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair the ability of HBP and CPP to meet their customer demands.

HBP and CPP rely on a limited number of companies globally to supply components and manufacture certain of their products. The percentage of HBP and CPP worldwide sourced finished goods as a percent of revenue approximated 6% and 38%, respectively, in 2025. The percentage of HBP and CPP's worldwide sourced components as a percent of cost of goods sold approximated 18% and 3%, respectively, in 2025. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both HBP and CPP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of HBP's and CPP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet HBP and CPP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of HBP and CPP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events may impact the ability of HBP and CPP to fill orders, which could have a material adverse effect on customer relationships. Finally, the recent expansion by CPP of its global sourcing strategy to include various product lines for the U.S. market has increased CPP’s reliance on third-party suppliers and, accordingly, CPP’s exposure to the risks relating to the use of third-party suppliers.

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

CPP is subject to risks from sourcing from international locations, especially China

CPP's business is global, with products and raw materials sourced from, and manufactured and sold, in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are currently sourced from suppliers in China, with some of these products sourced exclusively from suppliers in

China. Certain raw materials used by CPP are also sourced from China and therefore may have their prices and availability impacted by tariffs imposed on trade between the United States and China. Through the expanded sourcing strategy and the closure of U.S. facilities, CPP has increased its reliance on suppliers in China, which could exacerbate the impact of tariffs. While CPP has established certain suppliers outside of China and is in the process of developing additional suppliers outside of China, and has increased sourcing from several other countries in an effort to minimize the risks associated with sourcing from China, various tariff actions taken since January 2025 by the U.S. government relating to imports from other countries may increase the costs of shifting CPP’s supply chain away from China. Uncertainties regarding the future of these tariffs may cause CPP to delay, postpone, or modify some of its supply chain sourcing changes, and may thereby impact CPP’s ability to realize the full benefits of its expanded sourcing strategy.

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

Because of the volume of sourcing by CPP from international locations, trade actions by the U.S. government since January 2025, as well as future trade actions, represent a continuing risk to CPP’s revenue and operating performance. U.S. imports from China are projected to reach $439 billion in 2025. The majority of these imports were already subject to the tariffs imposed on Chinese imports since March 2018 under Section 301 of the Trade Act of 1974, as amended. In January 2025, the U.S. issued the “America First Trade Policy,” pursuant to which the administration commenced a broad range of trade investigations that have resulted in the imposition of a series of significant tariffs on products from many countries around the world. These actions aim to address national security, migration and trade imbalances, but have triggered significant global trade tensions and numerous legal challenges. Since their implementation, many of these tariffs have been paused, expanded, increased, reduced, or rolled back, in some cases multiple times, and several additional tariffs have been added, increasing the overall scope of products covered. The volatile nature of these tariff actions creates significant uncertainty about the financial and operational impact on CPP’s operating and financial performance and may hinder the ability of CPP to develop and implement sustainable tariff mitigation strategies. Additionally, the U.S. government has announced an enhanced focus on aggressive customs enforcement, including through the creation of a Trade Fraud Task Force, a cross-agency initiative of the U.S. Departments of Justice and Homeland Security aimed at combatting trade fraud, tariff evasion, and customs violations. Compliance with evolving trade regulations in light of this heightened enforcement paradigm has increased administrative complexity and costs, and the failure to adapt quickly and effectively to these changes could materially and adversely affect CPP’s business.

In addition to tariffs, an increased global focus on forced labor in supply chains continues to have the potential to impact our business operations. In June 2022, the Uyghur Forced Labor Prevention Act (UFLPA) went into effect and establishes a rebuttable presumption that goods made in whole or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China are produced with forced labor, and directs U.S. Customs and Border Protection (CBP) to prevent entry of products made with forced labor into the U.S. market. Importers whose shipments are detained by CBP under the UFLPA can rebut the presumption with “clear and convincing evidence” that the products were not produced with forced labor. This requires that the importer submit detailed information regarding every supplier and sub-supplier, and all components and raw materials, relating to the manufacturing and transportation of goods being detained. Detention costs accrue during the pendency of CBP's evaluation.

From October 1, 2024 through September 30, 2025, more than 6,900 shipments to U.S importers were targeted by CBP for further inspection, compared to approximately 4,200 shipments in the prior year. Neither CPP nor its suppliers currently manufacture or source products, components or raw materials from the Uyghur region of China; however, CBP takes a broad approach when targeting shipments it believes may have originated from the Uyghur region based on product definitions, tariff codes and supplier names that lead them to suspect the goods come from the Uyghur region. Additionally, the Forced Labor Enforcement Task Force has determined that certain industry sectors (including consumer products and mass merchandising, electronics, apparel, cotton and cotton products, silica-based products, PVC and aluminum products), and countries of origin outside of China (including Malaysia, Vietnam, and Thailand) have an inherently higher risk of forced labor, such that CBP may detain goods within these sectors suspected of being manufactured with materials originating from Xinjiang, or coming from a country identified as higher risk.

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

HBP and CPP operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement (USMCA), which will undergo a mandatory six-year review in 2026, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and the cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect HBP and CPP. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the U.K., or may make it easier for other companies to compete by eliminating restrictions on products from countries in which HBP and CPP competitors source products. With the expansion of its global sourcing strategy and the closure of numerous U.S. manufacturing locations, CPP is likely to experience a diminished ability to take advantage of the trade benefits of the USMCA.

The ability of HBP and CPP to import products in a timely and cost-effective manner may continue to be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, fuel prices, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries, as well as the potential for increased costs due to currency exchange fluctuations. Changes in U.S. trade policy, including new tariffs and vessel fees for Chinese-built ships, as well as tariff-driven inventory surges, can disrupt international shipping, complicate import planning, and may result in delivery delays and increased costs, which could have an adverse impact on the business and financial results of HBP and CPP.

A future pandemic could adversely impact our results of operations.

If a future pandemic or similar outbreak occurs and governments take protective actions, it may have a material adverse impact on Griffon’s businesses and operating results for the reasons described above. In such event, the extent and duration of any impact on our businesses would be difficult to predict. To the extent a new outbreak adversely affects our businesses, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks factors such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness, as described in more detail below.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

HBP’s business is driven by renovation and construction during warm weather, which is historically at reduced levels during the winter months, generally in our second quarter. In 2025, 49% of CPP's sales occurred during the second and third quarters compared to 52% in 2024 and 54% in 2023.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. AMES' sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain AMES' products such as snow shovels and other snow tools. As global temperatures have warmed as a result of climate change, average snowfall levels in the United States and Canada have decreased and are expected to continue to decrease; this has resulted, and will likely continue to result, in reduced sales of snow shovels and other snow tools. As a result, AMES' results of operations, financial results and cash flows could be adversely impacted.

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

We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase, sell, and ship products efficiently and on a timely basis, maintain cost-effective operations, and provide superior service to our customers. If these systems are damaged, infiltrated, shutdown, or cease to function properly (whether as a result of planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber security incidents, or otherwise), we may suffer disruption in our ability to manage and operate our business.

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

Risks Related to Our Indebtedness

Griffon’s senior notes, which have limited covenants, are not due until 2028; our $800 million Term Loan B (current balance of $449 million), which also has limited covenants, is not due until 2029; and our $500 million revolving line of credit, which has greater covenant requirements, does not mature until 2028. However, in the event the 2028 Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. There are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

Compliance with restrictions and covenants in Griffon’s debt agreements may limit its ability to take corporate actions.

The credit agreement entered into by, and, to a lesser extent, the terms of the senior notes issued by, Griffon, each contain covenants that restrict the ability of Griffon and its subsidiaries to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the credit agreement, Griffon is also required to comply with specific financial ratios and tests. Griffon may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If Griffon defaults in maintaining compliance with the covenants and restrictions in its credit agreement or the senior notes, its lenders could declare all of the principal and interest amounts outstanding due and payable and, in the case of the credit agreement, terminate the commitments to extend credit to Griffon in the future. If Griffon or its subsidiaries are unable to secure credit in the future, its business could be harmed.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 46,346,048 shares, net of treasury shares, were outstanding as of September 30, 2025. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

Griffon’s current manufacturing resources may be inadequate to meet significantly increased demand for some of its products. Griffon’s ability to increase its manufacturing capacity depends on many factors, including the availability of capital, steadily increasing consumer demand, equipment delivery, construction lead-times, installation, qualification, and permitting and other regulatory requirements. Increasing capacity through the use of third-party manufacturers may depend on Griffon’s ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to meet Griffon’s needs.

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

The ability of HBP and CPP to compete successfully depends in part on the company’s ability to develop and maintain leading brands so that retail and other customers will need its products to meet consumer demand. Leading brands allow each of CPP and HBP to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While HBP and CPP plan to continue to increase expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.
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

During the fiscal years ended September 30, 2025, 2024 and 2023, Griffon performed annual impairment testing of its goodwill and indefinite-lived intangible assets. During the third quarter of fiscal 2025, indicators of goodwill and indefinite-lived intangible asset impairments were present for the Hunter Fan reporting unit within the CPP reportable segment. As a result of this assessment, during the third quarter of fiscal 2025, we recorded pre-tax, non-cash impairment charges of $136,612 and $107,000 related to Hunter Fan's goodwill and indefinite-lived intangible assets, respectively, which resulted in an aggregate decrease of $4.65 in our earnings per share for the year ended September 30, 2025. Indicators of impairment were not present for the HBP reportable segment or the AMES reporting unit within the CPP reportable segment during the fiscal year ended September 30, 2025.

For the fiscal year ended September 30, 2024, the annual impairment testing did not result in any impairments to goodwill or indefinite-lived intangible assets. For the fiscal year ended September 30, 2023, we recorded a non-cash, pre-tax indefinite-lived intangible assets impairment of $109,200, which resulted in an aggregate decrease of $1.49 in our earnings per share for the year ended September 30, 2023. Should we have to record any impairment charges in the future, it could have a significant negative impact on our earnings per share for the year in which any such impairment charge is recorded.

If Griffon's subcontractors or suppliers fail to perform their obligations, Griffon's performance and ability to win future business could be harmed.

Griffon relies on other companies to provide materials, major components and products to fulfill contractual obligations. Such arrangements may involve subcontracts, teaming arrangements, or supply agreements with other companies. There is a risk that Griffon may have disputes regarding the quality and timeliness of work performed. In addition, changes in the economic environment, including constraints on available financing, may adversely affect the financial stability of Griffon's supply chain and their ability to meet their performance requirements or provide needed supplies on a timely basis. A disruption or failure of any supplier could have an adverse effect on Griffon's business resulting in an impact to profitability, possible termination of a contract, imposition of fines or penalties, and harm to Griffon's reputation impacting its ability to secure future business.

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

Griffon and its companies conduct operations in Canada, Australasia, the U.K., and China, and sell their products in many countries around the world. Sales of products by non-U.S. subsidiaries accounted for approximately 17% of consolidated revenue for the year ended September 30, 2025. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

It is also possible that Griffon’s suppliers may inadvertently infringe on, or be accused of infringing on, proprietary rights held by others. Any such infringement (or alleged infringement) may have a material adverse effect on Griffon’s business, results of operations and financial condition. For example, a supplier may not be able to develop an alternative design that meets Griffon’s needs at a comparable cost or at all, and the supply of certain products or components to Griffon may be interrupted.

Griffon may use artificial intelligence in its business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability.

Griffon may use artificial intelligence (“AI”) tools in its operations and systems and, as AI tools become more advanced and reliable, such use may increase. Griffon’s success may become increasingly dependent on its ability to effectively leverage AI to support its operational efficiencies, such as with respect to supply chain, logistical systems, product development and marketing capabilities. Griffon’s competitors may more successfully and more quickly integrate AI solutions, which could adversely impact Griffon's ability to compete effectively. Use of AI exposes Griffon to risks that the AI solutions used may be deficient, produce inaccurate or misleading output, become inoperable or subject Griffon to cybersecurity and data privacy breaches, all of which could lead to operational disruptions, flawed decision-making, increased costs, and difficulties improving product development and marketing through the use of AI, and could impact Griffon’s operational effectiveness and financial condition. Additionally, the use of certain AI solutions could put Griffon’s own information and intellectual property rights at risk or expose Griffon to the risk of infringing third parties’ intellectual property or other rights. The global legal, regulatory, and ethical landscape surrounding AI is evolving rapidly and remains uncertain, which creates continued compliance risk and may increase the operational costs associated with Griffon’s use of AI, may limit Griffon’s ability to fully develop or use AI solutions as intended, and may cause legal repercussions and brand or reputational harm to Griffon.

Griffon is exposed to product liability and warranty claims.

Griffon is subject to product liability and warranty claims in the ordinary course of business, including with respect to former businesses now included within discontinued operations. These claims relate to the conformity of its products with required specifications, and to alleged or actual defects in Griffon’s products (or in end-products in which Griffon’s products were a component part) that cause damage to property or persons. There can be no assurance that the frequency and severity of product liability claims brought against Griffon will not increase, which claims can be brought either by an injured customer of an end product manufacturer who used one of Griffon's products as a component, or by a direct purchaser. There is also no assurance that the number and value of warranty claims will not increase as compared to historical claim rates, or that Griffon's warranty reserve at any particular time is sufficient. No assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon; for example, product liability insurance typically does not cover claims for punitive damages. Warranty claims are typically not covered by insurance at all. Product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and related financial condition of Griffon may be adversely affected by negative publicity.

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

Griffon is subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. Further changes in the tax laws could arise as a result of the base erosion and profit shifting project ("Pillar Two") undertaken by the Organization for Economic Co-operation and Development. Certain provisions of Pillar Two have been adopted by taxing authorities in countries in which we do business and could be adopted in additional countries in which we do business. These changes could increase the amount of taxes we pay and therefore decrease our results of operations and cash flows. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the U.S. If such audits result in assessments different from recorded income tax liabilities, Griffon’s future financial results may include unfavorable adjustments to its income tax provision.

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

a.responding to actions by activist shareholders can disrupt our operations, be costly and time consuming, and divert the attention of our Board and senior management from the pursuit of our business strategies, and
b.perceived uncertainties as to our future direction may cause (i) instability or lack of continuity, which may be exploited by our competitors, (ii) concern on the part of current or potential customers, (iii) loss of business opportunities, or (iv) difficulties in attracting and retaining qualified personnel and business partners.

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

As part of the Company's cybersecurity risk management program, we follow the National Institute of Standards and Technology Cybersecurity Framework to assess, identify and manage material risks that arise from cybersecurity threats. Griffon's cybersecurity risk management program is closely tied to and integrated with the Company's overall enterprise risk management processes.

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

We also maintain a cyber incident response plan with the objective of (1) providing a structured and systematic incident response process for cybersecurity threats that affect us, (2) timely and effectively identifying, resolving and communicating cybersecurity incidents, and (3) managing internal and external communications and reporting.

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

The Audit Committee assists the Board of Directors in its oversight of risks related to cybersecurity and directly oversees risk management relating to cybersecurity. The Audit Committee is also responsible for assessing the steps management has taken to monitor and control these risks and exposures, and evaluating guidelines and policies with respect to our cybersecurity risk assessment and risk management. The Audit Committee reviews our cybersecurity program with management and reports to the Board of Directors with respect to, and regarding its review of, the program. Cybersecurity reviews by the Audit Committee generally occur at least annually, or more frequently as determined to be necessary or advisable. From time to time, third-party subject matter experts present to the Audit Committee on contemporary cybersecurity topics of interest.

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

Item 2.    Properties

Griffon occupies approximately 9,838,500 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, U.K., Ireland, New Zealand and China. For a description of the encumbrances on certain of these properties, refer to Note 22 - Leases and Note 12 - Long-Term Debt. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	10,000	Leased	2035
Troy, OH	Home and Building Products	Manufacturing	1,372,000	Owned
Russia, OH	Home and Building Products	Manufacturing	253,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	279,000	Owned
Mason, OH	Home and Building Products	Office	131,000	Owned
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Greenville, OH	Home and Building Products	Distribution	148,000	Leased	2027
Ocala, FL	Consumer and Professional Products	Office, Manufacturing	619,500	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Cork, Ireland	Consumer and Professional Products	Distribution, Manufacturing	74,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,409,000	Leased	2030 - 2035
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	997,000	Leased	2034
Byhalia, MS	Consumer and Professional Products	Distribution	537,000	Leased	2036
Smyrna, TN	Consumer and Professional Products	Office	100,000	Leased	2030
Australia (various)	Consumer and Professional Products	8 Distribution, 2 Manufacturing	918,000	Leased	2025 - 2031
Canada (Various)	Consumer and Professional Products	1 Manufacturing, 3 Distribution	93,000	Leased	2026 - 2028

In addition to the facilities listed above, HBP leases approximately 1,155,000 square feet of space for distribution centers in numerous facilities throughout the U.S. and in Canada; HBP and CPP lease approximately 186,000 square feet of office space throughout the U.S. and various international locations; and CPP owns approximately 22,000 square feet of additional space for an operational wood mill in the U.S. As a part of CPP's global sourcing strategy expansion, several facilities concluded operations during fiscal 2024 and, as a result, these facilities, which are approximately 904,000 square feet in the aggregate, are classified as held for sale.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, Griffon believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration existing insurance coverage and amounts already provided for, will not have a material adverse impact on consolidated results of operations, financial position or cash flows. Refer to Note 16 - Commitments and Contingencies for a discussion of the Company's litigation.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”.

Dividends

During 2025, the Company declared and paid four regular quarterly cash dividends of $0.18 per share, totaling $0.72 per share for the year.

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

On November 18, 2025, the Board of Directors declared a cash dividend of $0.22 per share, payable on December 16, 2025 to shareholders of record as of the close of business on November 28, 2025.

Registered Holders

As of October 31, 2025, there were approximately 2,036 registered holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	1,895,135

Equity compensation plans not approved by security holders	—	$—	—
_____________________________________
(1)Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	73,213	(2)	$77.16	73,128
August 1 - 31, 2025	116,800	(3)	$73.00	116,800
September 1 - 30, 2025	95,800	(3)	$77.11	95,800
Total	285,813		$75.44	285,728	$298,013	(1)

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of September 30, 2025, $298,013 remained available for purchase under these Board authorized repurchase programs.

2.Includes (a) 73,128 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 85 shares acquired by the Company from holders of restricted stock upon the vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

3.Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company's Board of Directors.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2025, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2020, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/20
9/21
9/22
9/23
9/24
9/25
Griffon Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unless otherwise indicated, all references to years or year-end refer to the fiscal year ending September 30 and dollars are in thousands, except per share data)

OVERVIEW

The Company

Griffon Corporation (the “Company,” “Griffon,” "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Griffon conducts its operations through two reportable segments:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell and Cookson brands. HBP revenue was 63%, 61% and 59% of Griffon’s consolidated revenue in 2025, 2024 and 2023, respectively.

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid. CPP revenue was 37%, 39% and 41% of Griffon’s consolidated revenue in 2025, 2024 and 2023, respectively.

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

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024. Refer to Note 10 - Restructuring Charges for further detail.

CONSOLIDATED RESULTS OF OPERATIONS

2025 Compared to 2024

Revenue for the year ended September 30, 2025 of $2,519,926 decreased 4% compared to $2,623,520 for the year ended September 30, 2024. The decrease was due to a 10% decline in revenue at CPP, while HBP's revenue remained consistent with the prior year.

Gross profit for 2025 was $1,058,005 compared to $1,019,935 in 2024. Gross profit as a percent of sales (“gross margin”) for 2025 and 2024 was 42.0% and 38.9%, respectively. In 2025, gross profit did not include any nonrecurring charges; however, in 2024, gross profit included restructuring charges of $35,806 and amortization of $491 related to the fair value step-up of acquired inventory sold in connection with the Pope acquisition. Excluding these charges from 2024, gross profit would have been $1,058,005 or 42.0% of revenue, compared to $1,056,232 or 40.3% of revenue in the prior year.

Selling, general and administrative (“SG&A”) expenses in 2025 of $608,116, or 24.1% of revenue, decreased 2% from $621,638, or 23.7% of revenue, in 2024. 2025 SG&A expenses included strategic review (retention and other) expenses of $3,883 and the impact of retirement plan events of $2,505, primarily related to costs associated with the termination of the Hunter Fan Pension Plan. 2024 SG&A expenses included restructuring charges of $5,503, strategic review (retention and other) expenses of $10,594, and Pope acquisition costs of $441. Excluding these items from both periods, 2025 SG&A expenses would have been $601,728, or 23.9% of revenue, compared to 2024 SG&A expenses of $605,100, or 23.1% of revenue, with the decrease in expenses primarily due to decreases in stock compensation and management incentives.

During the third quarter of fiscal 2025, indicators of goodwill and indefinite-lived intangible asset impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. As such, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill and indefinite-lived intangible assets. Based on the results of these tests, we recorded a pre-tax, non-cash impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit, and a pre-tax, non-cash impairment charge of $107,000 related to the Hunter Fan trademark in the third quarter of fiscal 2025. In preparation of our financial statements during the year ended September 30, 2025, we performed qualitative assessments of goodwill and indefinite-lived intangibles for our CPP and HBP reporting units, and concluded that it was not more likely than not that the fair values of these reporting units or indefinite-lived intangible assets were less than their carrying amounts. The quantitative assessment in 2024 did not result in any impairment charges to CPP's goodwill or indefinite-lived intangible assets.

For HBP, in both 2025 and 2024, Griffon performed qualitative assessments and determined that indicators that fair value was less than the carrying amount were not present.

Interest expense in 2025 of $96,012 decreased 8% compared to 2024 interest expense of $104,086, primarily as a result of decreased outstanding borrowings and decreased variable interest rates on both our Revolving Credit Facility and Term Loan B.

Other income (expense) of $6,672 and $1,766 in 2025 and 2024, respectively, includes $474 and ($333), respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, ($948) and $148, respectively, of net gains (losses) on investments, and $5,411 and ($137), respectively, of retirement benefit plan income (expense). Other income (expense) also includes royalty income of $2,201 and $2,198 in 2025 and 2024, respectively.

Griffon reported income before tax for 2025 of $127,371 compared to $296,650 for 2024. The income tax provision recognized in 2025 and 2024 translated to an effective income tax rate of 59.9% and 29.2%, respectively.  The 2025 and 2024 tax rates included discrete and certain other tax provisions (benefits), net, and other items that affect comparability, as listed below. Excluding the discrete and certain other tax provisions (benefits), net, and other items that affect comparability, as listed below, the effective income tax rates for 2025 and 2024 were 27.9% and 27.6%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Net income for 2025 was $51,110, or $1.09 per share, compared to $209,897, or $4.23 per share in 2024.

2025 net income included the following:

– Goodwill and intangible asset impairments of $243,612 ($217,154, net of tax, or $4.65 per share);
– Impact of retirement plan events of $1,165 ($1,089, net of tax, or $0.02 per share);
– Strategic review - retention and other of $3,883 ($2,886, net of tax, or $0.06 per share);

– Gain on sale of real estate of $8,279 ($6,169, net of tax, or $0.13 per share); and
– Discrete and certain other tax benefits, net, of $303, or $0.01 per share.

2024 net income included the following:

– Restructuring charges of $41,309 ($30,824, net of tax, or $0.62 per share);
– Strategic review - retention and other of $10,594 ($7,934, net of tax, or $0.16 per share);
– Loss on sale of real estate of $61 ($25, net of tax, or $0.00 per share);
– Debt extinguishment, net of $1,700 ($1,292, net of tax, or $0.03 per share);
– Fair value step-up of acquired inventory sold of $491 ($354, net of tax, or $0.01 per share);
– Acquisition costs of $441 ($335, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $3,586, or $0.07 per share.

Excluding these items from both reporting periods, 2025 net income would have been $263,589, or $5.65 per share, compared to $254,247, or $5.12 per share, in 2024.

2024 Compared to 2023

Revenue for the year ended September 30, 2024 of $2,623,520 decreased 2% compared to $2,685,183 for the year ended September 30, 2023. The decrease was due to a 6% decline in revenue at CPP, while HBP's revenue remained consistent with the prior year.

Gross profit for 2024 was $1,019,935 compared to $948,821 in 2023. The gross margin for 2024 and 2023 was 38.9% and 35.3%, respectively. In the years ended 2024 and 2023, gross profit included restructuring charges of $35,806 and $82,028, respectively. In 2024, gross profit also included amortization of $491 related to the fair value step-up of acquired inventory sold in connection with the Pope acquisition. Excluding these charges from both years, gross profit would have been $1,056,232 or 40.3% of revenue, compared to $1,030,849 or 38.4% in the prior year.

SG&A expenses in 2024 of $621,638, or 23.7% of revenue, decreased 3% from $642,734, or 23.9% of revenue, in 2023. 2024 SG&A expenses included restructuring charges of $5,503, strategic review (retention and other) of $10,594 and Pope acquisition costs of $441. 2023 SG&A expenses included restructuring charges of $10,440, strategic review (retention and other) of $20,225, special dividend ESOP charges of $15,494 and proxy expenses of $2,685. In 2023, proxy expenses of $2,685 related to a settlement entered into with a shareholder that had submitted a slate of director nominees. Excluding these items from both periods, 2024 SG&A expenses would have been $605,100, or 23.1% of revenue compared to $593,890, or 22.1%, with the increase in expenses primarily due to increased selling and administrative costs.

In connection with the preparation of our financial statements for the fiscal years ended September 30, 2024 and 2023, Griffon performed its annual impairment testing of its goodwill and indefinite-lived intangibles. Griffon performed a quantitative assessment of the CPP reporting units and indefinite-lived intangible assets. The assessments in both fiscal years did not result in an impairment to goodwill. Also, in 2024, the impairment test did not result in any impairment charges to CPP's gross carrying amount of indefinite-lived intangible assets; however, in 2023, the impairment test did result in pre-tax, non-cash impairment charges totaling $109,200 ($81,313 net of tax) to CPP's gross carrying amount of indefinite-lived intangible assets. For HBP, in both 2024 and 2023, Griffon performed qualitative assessments and determined that indicators that fair value was less than the carrying amount were not present.

Interest expense in 2024 of $104,086 increased 3% compared to 2023 interest expense of $101,445, primarily as a result of increased outstanding borrowings and increased variable interest rates on both our Revolving Credit Facility and Term Loan B.

Other income (expense) of $1,766 and $2,928 in 2024 and 2023, respectively, includes ($333) and $302, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, $148 and $469, respectively, of net gains on investments, and ($137) and ($866), respectively, of net periodic benefit plan income (expense). Other income (expense) also includes royalty income of $2,198 and $2,104 for the years ended September 30, 2024 and 2023, respectively.

Griffon reported income before tax for 2024 of $296,650 compared to $112,682 for 2023. The income tax provision recognized in 2024 and 2023 translated to an effective income tax rate of 29.2% and 31.1%, respectively.  The 2024 and 2023 tax rates included discrete and certain other tax provisions, net, and other items that affect comparability, as listed below.

Excluding the discrete and certain other tax provisions, net, and other items that affect comparability, as listed below, the effective income tax rates for 2024 and 2023 were 27.6% and 27.3%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Net income for 2024 was $209,897, or $4.23 per share, compared to $77,617, or $1.42 per share in 2023. 2024 net income included the following:

– Restructuring charges of $41,309 ($30,824, net of tax, or $0.62 per share);
– Strategic review - retention and other of $10,594 ($7,934, net of tax, or $0.16 per share);
– Loss on sale of real estate of $61 ($25, net of tax, or $0.00 per share);
– Debt extinguishment, net $1,700 ($1,292, net of tax, or $0.03 per share);
– Fair value step-up of acquired inventory sold of $491 ($354, net of tax, or $0.01 per share);
– Acquisition costs of $441 ($335, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $3,586, or $0.07 per share.

2023 net income included the following:

– Restructuring charges of $92,468 ($68,779, net of tax, or $1.26 per share);
– Gain on sale of real estate of $12,655 ($9,586, net of tax, or $0.18 per share);
– Debt extinguishment, net of $437 ($332, net of tax, or $0.01 per share);
– Strategic review - retention and other of $20,225 ($15,253, net of tax, or $0.28 per share);
– Special dividend ESOP charges of $15,494 ($11,779, net of tax, or $0.22 per share);
– Proxy expenses of $2,685 ($2,059, net of tax, or $0.04 per share);
– Intangible asset impairments of $109,200 ($81,313, net of tax, or $1.49 per share); and
– Discrete and certain other tax provisions, net, of $175, or $0.00 per share.

Excluding these items from both reporting periods, 2024 net income would have been $254,247, or $5.12 per share, compared to $247,721, or $4.54 per share, in 2023.

Griffon evaluates performance based on adjusted net income and the related adjusted earnings per common share, which are non-GAAP measures that exclude non-cash impairment charges, restructuring charges, debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Years Ended September 30,
	2025	2024	2023
Net Income	$51,110	$209,897	$77,617
Adjusting items:
Goodwill and intangible asset impairments	243,612	—	109,200
Impact of retirement plan events(1)	(1,165)	—	—
(Gain) loss on sale of real estate	(8,279)	61	(12,655)
Strategic review - retention and other	3,883	10,594	20,225
Restructuring charges(2)	—	41,309	92,468
Debt extinguishment, net	—	1,700	437
Acquisition costs	—	441	—
Fair value step-up of acquired inventory sold	—	491	—
Special dividend ESOP charges	—	—	15,494
Proxy expenses	—	—	2,685
Tax impact of above items(3)	(25,269)	(13,832)	(57,925)
Discrete and other certain tax provisions (benefits)	(303)	3,586	175
Adjusted Net Income	$263,589	$254,247	$247,721

Earnings per common share	$1.09	$4.23	$1.42
Adjusting items, net of tax:
Goodwill and intangible asset impairments	4.65	—	1.49
Impact of retirement plan events(1)	(0.02)	—	—
(Gain) loss on sale of real estate	(0.13)	—	(0.18)
Strategic review - retention and other	0.06	0.16	0.28
Restructuring charges(2)	—	0.62	1.26
Debt extinguishment, net	—	0.03	0.01
Acquisition costs	—	0.01	—
Fair value step-up of acquired inventory sold	—	0.01	—
Special dividend ESOP charges	—	—	0.22
Proxy expenses	—	—	0.04
Discrete and other certain tax provisions (benefits)	(0.01)	0.07	—
Adjusted earnings per share	$5.65	$5.12	$4.54
Weighted-average shares outstanding (in thousands)	45,354	47,573	52,111
Diluted weighted average shares outstanding (in thousands)	46,685	49,668	54,612
Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the year ended September 30, 2025, the Impact of retirement plan events relates to a net gain of $2,181 related to the termination of the Hunter Fan Pension Plan, and a non-cash charge of $1,016 associated with the establishment of a retiree medical plan, of which a gain of $3,670 is included in Other, net, and a charge of $2,505 is included in SG&A. The Company will recognize an additional retiree medical plan non-cash charge of $5,362 ratably over the first 10 months of fiscal 2026.

(2) For the years ended September 30, 2024 and 2023, restructuring charges relate to the CPP global sourcing expansion of which $35,806 and $82,028, respectively, is included in Cost of goods and services and $5,503 and $10,440, respectively, is included in SG&A.

(3) Tax impact for the above reconciling adjustments from GAAP net income to non-GAAP adjusted net income and the related adjusted EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

REPORTABLE SEGMENTS

Griffon evaluates performance and allocates resources based on each segment's adjusted EBITDA, a non-GAAP measure, defined as income (loss) before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason.

See the table provided in Note 19 - Reportable Segments for a reconciliation of adjusted EBITDA to income before taxes.

Home and Building Products

	For the Years Ended September 30,
	2025		2024		2023

Residential	$907,556		$904,237		$888,393
Commercial	676,626		684,388		700,112
Total Revenue	$1,584,182		$1,588,625		$1,588,505

Adjusted EBITDA	$494,576	31.2%	$501,001	31.5%	$510,876	32.2%

Depreciation and amortization	$17,592		$15,349		$15,066

2025 Compared to 2024
HBP revenue in 2025 was consistent with the prior year reflecting favorable price and mix of 2%, offset by decreased volume of 2% primarily driven by residential volume.

HBP adjusted EBITDA in 2025 decreased 1% to $494,576 compared to $501,001 in 2024, primarily resulting from increased material, labor and distribution costs.

Segment depreciation and amortization increased $2,243 from the comparable prior year period primarily due to depreciation and amortization on new assets placed in service.

2024 Compared to 2023
HBP revenue in 2024 was consistent with the prior year reflecting increased residential volume offset by reduced commercial volume.

HBP adjusted EBITDA in 2024 decreased 2% to $501,001 compared to $510,876 in 2023 primarily resulting from increased labor and distribution costs.

Segment depreciation and amortization increased $283 from the comparable prior year period primarily due to depreciation and amortization on new assets placed in service.

Consumer and Professional Products

	For the Years Ended September 30,
	2025		2024		2023

United States	$516,273		$638,782		$716,098
Europe	41,768		52,933		51,041
Canada	62,573		67,375		75,477
Australia	289,018		251,778		231,764
All other countries	26,112		24,027		22,298
Total Revenue	$935,744		$1,034,895		$1,096,678

Adjusted EBITDA	$85,545	9.1%	$72,632	7.0%	$50,343	4.6%

Depreciation and amortization	$44,856		$44,797		$49,811

2025 Compared to 2024

CPP revenue in 2025 decreased $99,151, or 10%, compared to 2024, primarily driven by decreased volume of 12% due to reduced consumer demand in North America and the United Kingdom (U.K.) and disrupted U.S. historical customer ordering patterns due to increased tariffs, partially offset by increased organic volume in Australia. CPP revenue also benefitted 2% from Australia's July 1, 2024 Pope acquisition.

CPP adjusted EBITDA in 2025 of $85,545 increased 18% compared to $72,632 in 2024, primarily due to the benefits from the U.S. global sourcing expansion initiative, increased volume in Australia and reduced administrative expenses, partially offset by the decreased revenue noted above. Foreign currency had a 2% unfavorable impact.

Segment depreciation and amortization remained consistent with the prior year period.

On July 1, 2024, Griffon announced that its subsidiary, The AMES Companies, Inc. ("AMES"), expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. This is CPP's seventh acquisition in Australia since 2013, and further expands AMES's product portfolio in the Australian market. Pope generated over $25,000 in revenue in its first full year of operations.

2024 Compared to 2023

CPP revenue in 2024 decreased $61,783, or 6%, compared to 2023, primarily resulting from decreased volume driven by reduced consumer demand in North America, partially offset by increased volume in Australia, inclusive of incremental revenue from the Pope acquisition of 1%.

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

Unallocated Amounts

For 2025, unallocated amounts, excluding depreciation, which consisted primarily of corporate overhead costs, totaled $57,828 compared to $60,031 in 2024, with the decrease primarily related to a decrease in equity compensation expense.

For 2024, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $60,031 compared to $55,887 in 2023, with the increase primarily related to increases in ESOP expenses driven by the increase in Griffon's share price, partially offset by a decrease in other compensation related expenses.

Goodwill and intangible asset impairments

During the third quarter of fiscal 2025, indicators of impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. Accordingly, a quantitative assessment was performed, which resulted in the recording of non-cash, pre-tax impairment charges for Hunter Fan's goodwill and indefinite-lived intangible assets of $136,612 and $107,000, respectively, which were recorded in the third quarter of fiscal 2025. See Note 7 - Goodwill and Intangibles for additional information. There were no other indicators of impairment identified for the year ended September 30, 2025 within the CPP and HBP reporting units.

For the year ended September 30, 2024, there were no indicators of impairment identified and thus no impairment charges recorded.

Depreciation and Amortization

Depreciation and amortization was $63,014 in 2025 compared to $60,704 in 2024; the increase primarily relates to depreciation for new assets placed in service.

Depreciation and amortization was $60,704 in 2024 compared to $65,445 in 2023; the decrease primarily relates to fully depreciated assets and the write-down of certain fixed assets at several manufacturing facilities in connection with CPP's restructuring activities.

Comprehensive Income (Loss)

During 2025, total other comprehensive income (loss), net of taxes, of ($13,896) included a loss of $6,569 from foreign currency translation adjustments primarily due to the weakening of the Canadian Dollar and Australian Dollar, partially offset by the strengthening of the Euro and British Pound, all in comparison to the U.S. Dollar; a $8,361 loss from pension and other post-retirement benefits, primarily related to the impact of retirement plan events, offset by return on plan assets and amortization; and a $1,034 gain on cash flow hedges.
During 2024, total other comprehensive income (loss), net of taxes, of $11,986 included a gain of $10,137 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian Dollar, all in comparison to the U.S. Dollar; a $1,538 gain from pension and other post-retirement benefits, primarily related to asset returns and amortization; and a $311 gain on cash flow hedges.

DISCONTINUED OPERATIONS

At September 30, 2025 and 2024, Griffon's discontinued liabilities included the Company's obligation of $8,726 and $7,768, respectively, primarily related to insurance claims, income taxes, product liability, warranty claims and environmental reserves. Griffon's assets for discontinued operations primarily relate to insurance claims. See Note 8 - Discontinued Operations for additional information.

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

As of September 30, 2025, the amount of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries was $38,500. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial to the company and tax efficient.

The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the fiscal year ended September 30, 2025, the Company generated $357,440 of net cash from operating activities and, as of September 30, 2025, the Company had $485,672 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and cash equivalents of $99,045 at September 30, 2025.

The table below provides a summary of the Consolidated Statements of Cash Flows for the periods indicated.

Cash Flows	Years Ended September 30,
(in thousands)	2025	2024
Net Cash Flows Provided By (Used In):
Operating activities	$357,440	$380,042
Investing activities	(34,429)	(64,999)
Financing activities	(338,747)	(298,748)
Cash provided by operating activities for 2025 was $357,440 compared to $380,042 in 2024, a decrease of $22,602. In both 2025 and 2024, cash provided by operating activities reflected increased cash generated from operations and a decrease in net working capital. In 2025, the decrease in net working capital was primarily driven by decreases in accounts receivable, partially offset by an increase in inventory, whereas in 2024, the decrease in working capital was primarily driven by decreases in inventory.

Cash flows from investing activities is primarily comprised of capital expenditures and business acquisitions as well as proceeds from the sale of businesses, investments and property, plant and equipment. During 2025, Griffon used $34,429 in investing activities compared to $64,999 in 2024. During 2025, cash flows used in investing activities primarily consisted of capital expenditures of $52,435, partially offset by $18,006 of proceeds primarily from the sale of real estate. During 2024, cash flows used in investing activities primarily consisted of capital expenditures of $68,399 and payments to acquire businesses, net of cash acquired of $14,579, partially offset by $14,479 of proceeds primarily from the sale of real estate associated with CPP's restructuring activities and $3,500 escrow proceeds released from the fiscal 2022 sale of a business.

Cash used in financing activities was $338,747 in 2025 compared to $298,748 in 2024. During 2025, cash flows used in financing activities primarily consisted of the purchase of shares in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $183,271, net repayments of long-term debt of $115,654, primarily related to the Revolver, and the payment of dividends of $39,692. During 2024, cash flows used in financing activities primarily consisted of the purchase of shares in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $309,916, and the payment of dividends of $35,806, partially offset by net proceeds from long-term debt of $48,222, primarily related to the Revolver.

During 2025, the Board of Directors approved four quarterly cash dividends each for $0.18 per share, totaling $0.72 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. On November 18, 2025, the Board of Directors declared a cash dividend of $0.22 per share, payable on December 16, 2025 to shareholders of record as of the close of business on November 28, 2025.

During 2025, 583,978 shares, with a market value of $45,284, excluding excise taxes, or an average of $77.54 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock.

On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During 2025, Griffon purchased 1,897,182 shares of common stock under these repurchase programs, for a total of $134,680, or an average of $70.99 per share, excluding excise taxes. As of September 30, 2025, $298,013 remained under these Board authorized repurchase programs.

During 2025, cash used in discontinued operations from operating activities of $1,422 primarily related to the settling of certain liabilities and environmental costs. During 2025, cash provided by discontinued operations for investing activities of $137 related to proceeds from an insurance recovery. During 2024, cash used in discontinued operations from operating activities of $2,776 primarily related to the settling of certain liabilities, primarily stay bonuses, associated with the disposition of a business in 2022, and environmental and other costs related to other discontinued businesses.

Debt

At September 30, 2025 and 2024, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2025	2024
Cash and equivalents	$99,045	$114,438
Notes payables and current portion of long-term debt	$8,103	$8,155
Long-term debt, net of current maturities	1,404,387	1,515,897
Debt discount and issuance costs	11,536	15,633
Total debt	1,424,026	1,539,685
Debt, net of cash and equivalents	$1,324,981	$1,425,247

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the "Senior Notes"). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of September 30, 2025, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on September 30, 2025 based upon quoted market prices (Level 1 inputs). At September 30, 2025, $4,880 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon has prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of unamortized debt issuance costs of $386 and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of September 30, 2025, the Term Loan B outstanding balance was $449,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment during the year ended September 30, 2024 in the Company's Consolidated Statements of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At September 30, 2025, $4,169 of costs incurred remained to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.13% as of September 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $450,684 on September 30, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.98% at September 30, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.75% at September 30, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.00% at September 30, 2025).

At September 30, 2025, under the Credit Agreement, there were no outstanding borrowings on the Revolver; outstanding standby letters of credit were $14,328; and $485,672 was available, subject to certain loan covenants, for borrowing at that date.

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

On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. Refer to Note 22 - Leases for additional information.

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.20% (4.06% as of September 30, 2025). At September 30, 2025, there were no outstanding borrowings under the revolving credit facility with CAD 20,000 ($14,376 as of September 30, 2025) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (4.79% at September 30, 2025). At September 30, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,707 as of September 30, 2025) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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
At September 30, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Company has defined its net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of adjusted EBITDA (as defined above) and stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with the definition in the Credit Agreement, was 2.4x at September 30, 2025.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028 and related annual interest payments of approximately $56,058, a Term Loan B facility maturing in 2029 with an outstanding balance of $449,000 on September 30, 2025, and the Revolver, which matures in 2028 and has no outstanding balance as of September 30, 2025. The Term Loan B accrues interest at the Term SOFR rate plus a spread of 2.00% (6.13% as of September 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. Any outstanding borrowings on the Revolver will accrue interest at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.98% at September 30, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.75% at September 30, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.00% at September 30, 2025).

Griffon's purchase obligations, which are generally for the purchase of goods and services in the ordinary course of business over the next twelve months, is approximately $218,344. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm.

Griffon rents real property and equipment under operating leases expiring at various dates. Operating lease obligations over the next twelve months is approximately $41,883. Refer to Note 22 - Leases for additional information.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2025, Home Depot represented 10% of Griffon’s consolidated revenue, 9% of HBP's revenue and 12% of CPP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of September 30, 2025 and September 30, 2024 and for the years ended September 30, 2025 and 2024. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended		For the Year Ended
	September 30, 2025		September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$2,043,181	$—	$2,147,788
Gross profit	$—	$897,806	$—	$871,822
Income (loss) from operations	$(27,185)	$202,408	$(25,982)	$408,181
Equity in earnings of Guarantor subsidiaries	$114,214	$—	$283,959	$—
Net income (loss)	$(80,101)	$114,214	$(74,331)	$283,959

Summarized Balance Sheet Information

	For the Year Ended		For the Year Ended
	September 30, 2025		September 30, 2024
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$52,468	$615,705	$58,194	$635,767
Non-current assets	21,153	1,032,532	12,558	1,307,839
Total assets	$73,621	$1,648,237	$70,752	$1,943,606

Current liabilities	$57,620	$199,085	$69,556	$213,234
Long-term debt	1,404,272	149	1,515,669	222
Other liabilities	9,256	224,162	23,033	237,432
Total liabilities	$1,471,148	$423,396	$1,608,258	$450,888

CRITICAL ACCOUNTING ESTIMATES

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

As of September 30, 2025, the balance of goodwill on our balance sheet is $192,917 and indefinite-lived intangibles representing our trademarks is $183,969. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test of goodwill, the assessment is based on both an income-based and market-based valuation approach.

Under the income-based approach, we determine the fair value of a reporting unit by using discounted cash flows that require significant judgment and assumptions, such as our best estimate of future revenue, operating costs, cash flows, expected long-term cash flow growth rates (terminal value growth rates), and risk adjusted discount rates. Under the market-based approach, we determine the fair value of a reporting unit by applying those multiples exhibited by comparable publicly traded companies and those multiples paid in acquisitions of peer company transactions to the financial results of the reporting units. We then compare the fair value estimates resulting from the income and market-based valuations to the sum of Griffon’s market capitalization and net debt position to assess the reasonableness of the implied control premium. For the quantitative test of indefinite-lived intangible assets, we determine the fair value of indefinite-lived intangible assets by using the relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside of Griffon’s control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of Griffon’s reporting units and indefinite-lived intangible assets, which could result in an impairment charge in the future.

During the third quarter of fiscal 2025, indicators of goodwill and indefinite-lived intangible asset impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. As such, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill using both an income based and market-based valuation approach. We also performed a quantitative assessment of the Hunter Fan indefinite-lived intangible assets using the relief from royalty method. The goodwill impairment test resulted in a pre-tax, non-cash impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit. Additionally, the indefinite-lived intangible asset test resulted in a pre-tax, non-cash impairment charge of $107,000 to the carrying amount of Hunter Fan's trademark.

In preparation of our financial statements during the year ended September 30, 2025, we performed qualitative assessments of goodwill and indefinite-lived intangibles for our CPP and HBP reporting units, and concluded that it was not more likely than not that the fair values of these reporting units or indefinite-lived intangible assets were less than their carrying amounts.

For the year ended September 30, 2024, Griffon performed its annual impairment testing, and performed quantitative assessments of the CPP reporting unit's goodwill and indefinite-lived intangible assets, which did not result in an impairment.

For the year ended September 30, 2023, Griffon performed quantitative assessments of the CPP reporting unit's goodwill and indefinite-lived intangible assets at interim and at the annual testing date, which did not result in an impairment of goodwill, however, the tests resulted in pre-tax, non-cash impairment charges of $109,200 to the gross carrying amount of trademarks.

Griffon performed qualitative assessments for the HBP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present in fiscal 2025, 2024 and 2023.

Long-lived assets, such as customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. No indicator of impairment existed for the CPP asset groups as of September 30, 2025. As of September 30, 2024, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups as of September 30, 2025 and 2024.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP (PCAOB ID 248) are included herein:

▪Report of Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets at September 30, 2025 and 2024.
▪Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2025, 2024 and 2023.
▪Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023.
▪Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2025, 2024 and 2023.
▪Notes to Consolidated Financial Statements.
▪Schedule II – Valuation and Qualifying Accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Basis for opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hunter Fan Indefinite-Lived Intangible Asset Impairment Assessment

As described further in notes 1 and 7 to the consolidated financial statements, the Company tests indefinite-lived intangible assets for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Due to a decrease in year-to-date and forecasted sales and operating results at Hunter Fan, primarily attributable to ongoing weak consumer demand coupled with the impact of tariffs on customer order patterns, the Company determined that indicators of impairment were present at June 30, 2025 and therefore completed an interim impairment test for the Hunter Fan trademark.

Hunter Fan’s trademark was tested for impairment by comparing the estimated fair value of the asset to its carrying value. The estimated fair value was determined using a relief from royalty valuation method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. As a result of the interim impairment test, the Company recorded an impairment charge of $107.0 million on Hunter Fan’s trademark as of June 30, 2025. We identified the Company’s interim impairment testing of the Hunter Fan trademark as a critical audit matter.

The principal considerations for our determination that the Hunter Fan trademark interim impairment testing is a critical audit matter are as follows: The determination of the fair value of indefinite-lived intangible assets requires management to make significant estimates and assumptions related to forecasts of future cash flows, such as revenue growth rates, the discount rate, inclusive of weighted average cost of capital, and the royalty rate. This requires management to evaluate historical results and expectations of future operating performance based on relevant information available to them regarding expectations of industry performance, as well as expectations for entity-specific performance. In addition, determining the discount rate requires management to evaluate the appropriate risk premium based on their judgment of industry and entity-specific risks. Similarly, determining the royalty rate requires management to evaluate hypothetical royalty payments that are saved by owning the asset rather than licensing it. As disclosed by management, changes in these assumptions could result in a significantly different estimate of the fair value of the indefinite-lived intangible asset. In turn, auditing these judgments and assumptions requires a high degree of auditor judgment.

Our audit procedures related to the Hunter Fan trademark quantitative impairment testing included the following: We tested the design and operating effectiveness of controls relating to the impairment testing, including the Company’s ability to develop the assumptions utilized in determining the fair value of the indefinite-lived intangible asset. Such assumptions included revenue growth rates, the discount rate, inclusive of weighted average cost of capital, and the royalty rate. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation method utilized and assessed the appropriateness of assumptions utilized. We also evaluated the qualifications of the valuation specialists engaged by management responsible for preparing the estimated fair value of the Hunter Fan trademark. We evaluated the method used and tested significant inputs and significant assumptions utilized in performing the interim impairment test, as follows: a) tested forecasted revenue attributable to the trademark by comparing to historical trends and industry expectations, performed a sensitivity analysis over revenue growth rates and assessed management’s historical ability to accurately forecast; b) tested the discount rate by comparing to historical rates and industry expectations, compared the rate to market comparable companies, independently calculated the discount rate for comparison to those used by management and performed a sensitivity analysis over the discount rate; and c) tested the assumed royalty rate by comparing to comparable licensing agreements, and performed a sensitivity analysis over the royalty rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

New York, New York
November 19, 2025

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2025	At September 30, 2024
CURRENT ASSETS
Cash and equivalents	$99,045	$114,438
Accounts receivable, net of allowances of $10,086 and $10,986	290,807	312,765
Inventories	440,772	425,489
Prepaid and other current assets	53,059	61,604
Assets held for sale	5,609	14,532
Assets of discontinued operations	1,302	648
Total Current Assets	890,594	929,476
PROPERTY, PLANT AND EQUIPMENT, net	293,528	288,297
OPERATING LEASE RIGHT-OF-USE ASSETS	167,829	171,211
GOODWILL	192,917	329,393
INTANGIBLE ASSETS, net	488,114	618,782
OTHER ASSETS	25,956	30,378
ASSETS OF DISCONTINUED OPERATIONS	4,699	3,417
Total Assets	$2,063,637	$2,370,954
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,103	$8,155
Accounts payable	137,484	119,354
Accrued liabilities	152,707	181,918
Current portion of operating lease liabilities	32,307	35,065
Liabilities of discontinued operations	3,956	4,498
Total Current Liabilities	334,557	348,990
LONG-TERM DEBT, net	1,404,387	1,515,897
LONG-TERM OPERATING LEASE LIABILITIES	147,203	147,369
OTHER LIABILITIES	98,748	130,540
LIABILITIES OF DISCONTINUED OPERATIONS	4,770	3,270
Total Liabilities	1,989,665	2,146,066
COMMITMENTS AND CONTINGENCIES - See Note 16
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 84,746 in both 2025 and 2024	21,187	21,187
Capital in excess of par value	690,153	677,028
Retained earnings	479,048	461,442
Treasury shares, at cost, 38,400 common shares and 36,443 common shares as of September 30, 2025 and 2024, respectively	(1,044,496)	(876,527)
Accumulated other comprehensive loss	(71,920)	(58,024)
Deferred compensation	—	(218)
Total Shareholders’ Equity	73,972	224,888
Total Liabilities and Shareholders’ Equity	$2,063,637	$2,370,954

 The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2025	2024	2023
Revenue	$2,519,926	$2,623,520	$2,685,183
Cost of goods and services	1,461,921	1,603,585	1,736,362
Gross profit	1,058,005	1,019,935	948,821
Selling, general and administrative expenses	608,116	621,638	642,734
Goodwill and intangible asset impairments	243,612	—	109,200
Total operating expenses	851,728	621,638	751,934
Income from operations	206,277	398,297	196,887
Other income (expense)
Interest expense	(96,012)	(104,086)	(101,445)
Interest income	2,155	2,434	2,094
Gain (loss) on sale of real estate	8,279	(61)	12,655
Debt extinguishment, net	—	(1,700)	(437)
Other, net	6,672	1,766	2,928
Total other income (expense)	(78,906)	(101,647)	(84,205)
Income before taxes	127,371	296,650	112,682
Provision for income taxes	76,261	86,753	35,065
Net income	$51,110	$209,897	$77,617
Basic earnings per common share	$1.13	$4.41	$1.49
Weighted-average shares outstanding - basic	45,354	47,573	52,111
Diluted earnings per common share	$1.09	$4.23	$1.42
Weighted-average shares outstanding - diluted	46,685	49,668	54,612

Net income	$51,110	$209,897	$77,617
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(6,569)	10,137	8,447
Pension and other post retirement plans	(8,361)	1,538	6,634
Gain (loss) on cash flow hedge	1,034	311	(2,353)
Total other comprehensive income (loss), net of taxes	(13,896)	11,986	12,728
Comprehensive income	$37,214	$221,883	$90,345

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,110	$209,897	$77,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,014	60,704	65,445
Fair value write-up of acquired inventory sold	—	491	—
Stock-based compensation	25,483	26,838	41,112
Goodwill and intangible asset impairments	243,612	—	109,200
Asset impairment charges - restructuring	—	23,763	58,932
Provision for losses on accounts receivable	566	636	971
Amortization of deferred financing costs and debt discounts	4,176	4,202	4,232
Debt extinguishment, net	—	1,700	437
Deferred income tax provision (benefit)	(28,485)	3,574	(37,795)
Gain on sale of real estate	(8,279)	(61)	(12,655)
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable	18,850	4,243	51,119
(Increase) decrease in inventories	(18,307)	73,582	129,209
(Increase) decrease in prepaid and other assets	(14,166)	(925)	621
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	17,870	(30,732)	(67,843)
Other changes, net	1,996	2,130	11,163
Net cash provided by operating activities	357,440	380,042	431,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(52,435)	(68,399)	(63,604)
Acquired business, net of cash acquired	—	(14,579)	—
Proceeds (payments) from sale of business, net	—	3,500	(2,568)
Proceeds from sale of property, plant and equipment	18,006	14,479	20,961
Net cash used in investing activities	(34,429)	(64,999)	(45,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(39,692)	(35,806)	(133,814)
Purchase of shares for treasury	(183,271)	(309,916)	(163,970)
Proceeds from long-term debt	63,000	217,000	122,558
Payments of long-term debt	(178,654)	(168,778)	(221,781)
Financing costs	—	(907)	(3,025)
Other, net	(130)	(341)	(130)
Net cash used in financing activities	(338,747)	(298,748)	(400,162)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,422)	(2,776)	(2,994)
Net cash provided by investing activities	137	—	—
Net cash used in discontinued operations	(1,285)	(2,776)	(2,994)
Effect of exchange rate changes on cash and equivalents	1,628	(1,970)	(693)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(15,393)	11,549	(17,295)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	114,438	102,889	120,184
CASH AND EQUIVALENTS AT END OF PERIOD	$99,045	$114,438	$102,889
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$92,887	$100,676	$99,833
Cash paid for taxes	$96,244	$102,978	$70,937
Capital expenditures in accounts payable	$1,029	$5,341	$3,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
SHARES	PAR VALUE			SHARES	COST

Balance at 9/30/2022	84,746	$21,187	$627,982	$344,060	27,682	$(420,116)	$(82,738)	$(12,805)	$477,570
Net income	—	—	—	77,617	—	—	—	—	77,617
Dividends	—	—	—	(140,161)	—	—	—	—	(140,161)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	366	(12,990)	—	—	(12,990)
Amortization of deferred compensation	—	—	—	—	—	—	—	10,362	10,362
Common stock acquired	—	—	—	—	4,143	(152,279)	—	—	(152,279)
Equity awards granted, net	—	—	(7,699)	—	(507)	7,699	—	—	—
ESOP allocation of common stock	—	—	21,868	—	—	—	—	—	21,868
Stock-based compensation	—	—	20,529	—	—	—	—	—	20,529
Other comprehensive income, net of tax	—	—	—	—	—	—	12,728	—	12,728
Balance at 9/30/2023	84,746	$21,187	$662,680	$281,516	31,684	$(577,686)	$(70,010)	$(2,443)	$315,244
Net income	—	—	—	209,897	—	—	—	—	209,897
Dividends	—	—	—	(29,971)	—	—	—	—	(29,971)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	595	(34,330)	—	—	(34,330)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,225	2,225
Common stock acquired including excise taxes	—	—	—	—	4,772	(277,896)	—	—	(277,896)
Equity awards granted, net	—	—	(12,875)	—	(608)	12,875	—	—	—
ESOP allocation of common stock including excise taxes	—	—	8,918	—	—	510	—	—	9,428
Stock-based compensation	—	—	18,305	—	—	—	—	—	18,305
Other comprehensive income, net of tax	—	—	—	—	—	—	11,986	—	11,986
Balance at 9/30/2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	51,110	—	—	—	—	51,110
Dividends	—	—	—	(33,504)	—	—	—	—	(33,504)
Shares withheld on employee taxes on vested equity awards including excise taxes	—	—	—	—	584	(44,756)	—	—	(44,756)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	1,897	(136,215)	—	—	(136,215)
Equity awards granted, net	—	—	(12,895)	—	(524)	12,895	—	—	—
ESOP allocation of common stock including excise taxes	—	—	537	—	—	107	—	—	644
Stock-based compensation	—	—	25,483	—	—	—	—	—	25,483
Other comprehensive income, net of tax	—	—	—	—	—	—	(13,896)	—	(13,896)
Balance at 9/30/2025	84,746	$21,187	$690,153	$479,048	38,400	$(1,044,496)	$(71,920)	$—	$73,972

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to Griffon’s fiscal period ending September 30,

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Griffon Corporation (the “Company,” “Griffon,” "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries with acquisition and growth opportunities as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

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

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024. Refer to Note 10 - Restructuring Charges for additional information.

Griffon currently conducts its operations through two reportable segments:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell and Cookson brands.

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

Discontinued operations

As of September 30, 2025 and 2024, assets and liabilities of discontinued operations primarily consisted of insurance claims, product liability, warranty and environmental reserves. There was no reported revenue for the years ended September 30, 2025, 2024 and 2023 related to discontinued operations. See Note 8 - Discontinued Operations for additional information.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include expected loss allowances for credit losses on accounts receivable and sales returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, assumptions associated with pension benefit obligations and income or expenses, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, assumption associated with stock based compensation valuation, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, assumptions associated with valuation of acquired assets and assumed liabilities of acquired companies and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities. Griffon had cash in non-U.S. bank accounts of approximately $38,500 and $46,100 at September 30, 2025 and 2024, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair values of Griffon’s 2028 Senior Notes and Term Loan B facility approximated $972,338 and $450,684, respectively, on September 30, 2025. Fair values were based upon quoted market prices (Level 1 inputs).

Insurance contracts with a value of $5,249 at September 30, 2025 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (Level 2 inputs) and are included in Other assets on the Consolidated Balance Sheets.

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

At September 30, 2025 and 2024, Griffon had $41,000 and $67,500 of Australian dollar contracts at a weighted average rate of $1.50 and $1.47, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement (Level 2 inputs). Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). Accumulated Other Comprehensive Income (“AOCI”) included deferred gains of $698 ($489, net of tax) at September 30, 2025 and deferred losses of $660 ($462, net of tax) at September 30, 2024. Upon settlement, gains of $2,919, $1,120 and $3,991 were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS during 2025, 2024 and 2023, respectively. All contracts expire in 30 to 90 days.

At September 30, 2025 and 2024, Griffon had $21,000 and $20,500 of Chinese Yuan contracts at a weighted average rate of $7.10 and $7.11, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement (Level 2 inputs). Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred gains of $37 ($27, net of tax) and deferred gains of $410 ($300, net of tax) at September 30, 2025 and 2024, respectively. Upon settlement, losses of $974, $1,936 and $2,313 were recorded in COGS during 2025, 2024 and 2023, respectively. All contracts expire in 31 to 273 days.

At September 30, 2025 and 2024, Griffon had $6,150 and $13,497, respectively, of Canadian dollar contracts at a weighted average rate of $1.40 and $1.35, respectively. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting, and fair value losses of $100 and $67 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (Level 2 inputs), for the years ended September 30, 2025 and 2024, respectively. Realized gains (losses) of $157, $98 and $336 were recorded in Other income during 2025, 2024 and 2023, respectively. All contracts expire in 2 to 330 days.

At September 30, 2025, Griffon had CAD 1,742 of Chinese Yuan contracts at a weighted average rate of CAD 5.17. These contracts, which protect Canadian operations from currency fluctuations for Chinese Yuan based purchases, do not qualify for hedge accounting and fair value gains of $15 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (Level 2 inputs), for the year ended September 30, 2025. There were no realized gains recognized in Other income during 2025. All contracts expire in 30 to 359 days.

Pension plan assets with a fair value of $132,376 at September 30, 2025, and $158,705 at September 30, 2024, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (Level 1 inputs), quoted market prices for similar assets (Level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (Level 3).

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates during the applicable fiscal year. Adjustments resulting from currency translation are recorded in AOCI as cumulative translation adjustments. The Company recognized foreign currency translation adjustment losses during 2025 of $6,569 and foreign currency translation adjustment gains of $10,137 during 2024. As of September 30, 2025 and 2024, the cumulative foreign currency translation recorded in AOCI resulted in losses of $45,155 and $38,586, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statements of Operations and Comprehensive Income as a component of Other income (expense).

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

Refer to Note 2 - Revenue for additional information.

Accounts receivable, expected allowance for credit losses and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, Home Depot was 9% as of September 30, 2025 and 12% as of September 30, 2024. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Trade receivables are recorded at the stated amount, less expected allowance for credit losses and, when appropriate, for customer program reserves and cash discounts. The expected loss allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency). The expected allowance for credit losses includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected allowance for credit losses is recorded in Selling, general and administrative ("SG&A") expenses. The Company writes off accounts receivable when they are deemed to be uncollectible.

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable as of September 30, 2025 and September 30, 2024 were $46,766 and $64,211, respectively.

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

Depreciation expense, which includes amortization of assets under capital leases, was $39,734, $37,901 and $43,056 in 2025, 2024 and 2023, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $17,007, $16,510 and $17,598 in 2025, 2024 and 2023, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in COGS. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $3,489, $2,228 and $1,463 for the years ended September 30, 2025, 2024 and 2023, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2025 was approximately $265,931.

Long-lived assets, including customer relationships and software, and tangible assets, primarily property, plant and equipment, are amortized over their expected useful lives, generally eight to twenty-five years, and involves significant assumptions and estimates. We assess the recoverability of the carrying amount of our long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows attributable to the asset group. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying amount. No indicator of impairment existed for the CPP asset groups as of September 30, 2025. As of September 30, 2024, we tested long-lived intangible and tangible assets for impairment by comparing estimated future undiscounted cash flows of each CPP asset group to the carrying amount of the asset group and determined that an impairment did not exist. No event or indicator of impairment existed for the HBP assets groups as of September 30, 2025 and 2024.

Goodwill and indefinite-lived intangibles

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter, and more frequently whenever events or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such events or changes in circumstance include significant deterioration in overall economic conditions, changes in the business climate in which our reporting units operate, a decline in our market capitalization, operating performance indicators, when some portion of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in operating segments. To test goodwill and indefinite-lived intangible assets for impairment, we may perform both a qualitative assessment and quantitative assessment. If we elect to perform a qualitative assessment, we consider operating results as well as circumstances impacting the operations or cash flows of the

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

reporting unit or indefinite-lived intangible assets, including macroeconomic conditions, industry and market conditions and reporting unit events and circumstances. For the quantitative test of goodwill, the assessment is based on both an income-based and market-based valuation approach. Under the income-based approach, we determine the fair value of a reporting unit by using discounted cash flows that require significant judgment and assumptions, such as our best estimate of future revenue, operating costs, cash flows, expected long-term cash flow growth rates (terminal value growth rates), and risk adjusted discount rates. Under the market-based approach, we determine the fair value of a reporting unit by applying those multiples exhibited by comparable publicly traded companies and those multiples paid in acquisitions of peer company transactions to the financial results of the reporting units. We then compare the fair value estimates resulting from the income and market-based valuations to the sum of Griffon’s market capitalization and net debt position to assess the reasonableness of the implied control premium. For the quantitative test of indefinite-lived intangible assets, we determine the fair value of indefinite-lived intangible assets by using the relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. If it is determined that an impairment exists, we recognize an impairment loss for the amount by which the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its estimated fair value.

Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside of Griffon’s control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of Griffon’s reporting units and indefinite-lived intangible assets, which could result in an impairment charge in the future.

During the third quarter of fiscal 2025, indicators of goodwill and indefinite-lived intangible asset impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. As such, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill using both an income based and market-based valuation approach. We also performed a quantitative assessment of the Hunter Fan indefinite-lived intangible assets using the relief from royalty method. The goodwill impairment test resulted in a pre-tax, non-cash impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit. Additionally, the indefinite-lived intangible asset test resulted in a pre-tax, non-cash impairment charge of $107,000 to the carrying amount of Hunter Fan's trademark.

In preparation of our financial statements during the year ended September 30, 2025, we performed qualitative assessments of goodwill and indefinite-lived intangibles for our CPP and HBP reporting units, and concluded that it was not more likely than not that the fair values of these reporting units or indefinite-lived intangible assets were less than their carrying amounts as of the annual test date of September 30, 2025.

For the year ended September 30, 2024, Griffon performed its annual impairment testing, and performed quantitative assessments of the CPP reporting unit's goodwill and indefinite-lived intangible assets, which did not result in an impairment.

For the year ended September 30, 2023, Griffon performed quantitative assessments of the CPP reporting unit's goodwill and indefinite-lived intangible assets at interim and at the annual testing date, which did not result in an impairment of goodwill, however, the tests resulted in pre-tax, non-cash impairment charges of $109,200 to the gross carrying amount of trademarks.

Griffon performed qualitative assessments for the HBP reporting unit goodwill and indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present in fiscal years 2024 and 2023.

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

Research and development costs, shipping and handling costs and advertising costs

Research and development costs are charged to SG&A expense as incurred and amounted to approximately $20,300 in 2025, $19,400 in 2024 and $18,100 in 2023.

Total shipping and handling costs included in both COGS and SG&A were $121,671 in 2025, $125,120 in 2024 and $123,100 in 2023, of which $67,500 in 2025, $68,400 in 2024 and $67,300 in 2023 were included in SG&A. Advertising costs, which are expensed as incurred in SG&A, were $26,600 in 2025, $25,600 in 2024 and $28,400 in 2023.

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

The Company recognized non-service cost components of net periodic (benefit) cost of ($5,411), $137 and $866 during 2025, 2024, and 2023 respectively.

Issued but not yet effective accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity's operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign, (2) continuing operations pre-tax income between domestic and foreign, and (3) continuing operations income tax expense by federal, state and foreign. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026, and can be applied prospectively or retrospectively. While the Company is currently evaluating the guidance to determine the impact it may have on its consolidated financial statements, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure and further disaggregation, in the notes to financial statements, of specified information about certain costs and expenses. The required disclosures include the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense caption. Additionally, further disclosures are required for certain amounts already required to be disclosed under current GAAP, a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses, and on an annual basis, the definition of selling expenses. The ASU is effective for the Company beginning with the Company's fiscal year 2027 and interim reporting periods beginning with the Company's 2028 fiscal year. Implementation of this standard may be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

New Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment's profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker's ("CODM") title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s), and that companies with a single reportable segment must provide all disclosures required by this amendment. The Company adopted this standard for the year ended September 30, 2025. The standard was applied retrospectively to all prior periods presented in the financial statements. Refer to Note 19 - Reportable Segments, for additional information.

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
The Company recognizes revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience. The Company includes shipping costs billed to customers in revenue and the related shipping costs in either COGS or SG&A expenses.

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

On July 1, 2024, Griffon announced that its subsidiary, AMES expanded the scope of its Australian operations by acquiring substantially all the assets of Pope, a leading Australian provider of residential watering products, from The Toro Company (NYSE:TTC) for a purchase price of approximately AUD 21,800 (approximately $14,500) in cash. During the year ended September 30, 2025, the purchase price was finalized and allocated to acquired intangibles, net of deferred taxes, of AUD 2,940 (approximately $1,960) and goodwill of AUD 2,640 (approximately $1,758), which was assigned to the CPP segment and is not deductible for income tax purposes. The purchase price was also allocated to inventory of AUD 16,132 (approximately $10,752), property, plant and equipment, net of AUD 1,289 (approximately $859) and accrued liabilities of AUD 1,194 (approximately $795).

During the year ended September 30, 2024, SG&A expenses included acquisition costs of $441. There were no acquisition costs recorded during the years ended September 30, 2025 and 2023.

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2025	At September 30, 2024
Raw materials and supplies	$89,305	$92,366
Work in process	13,685	13,923
Finished goods	337,782	319,200
Total	$440,772	$425,489

In connection with the Company's restructuring activities described in Note 10 - Restructuring Charges, during the year ended September 30, 2024 CPP recorded an inventory impairment charge of $23,763 in COGS to adjust inventory to its net realizable value. There were no impairment charges recorded during the year ended September 30, 2025.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2025	At September 30, 2024
Land, building and building improvements	$160,233	$153,076
Machinery and equipment(1)	498,656	472,030
Leasehold improvements	38,317	37,833
	697,206	662,939
Accumulated depreciation and amortization	(403,678)	(374,642)
Total	$293,528	$288,297
(1) Machinery and Equipment includes approximately $33,239 and $36,443 of construction in progress assets as of September 30, 2025 and September 30, 2024, respectively.

In connection with the expansion of CPP's global sourcing strategy which was completed as of September 30, 2024, certain owned manufacturing locations which concluded operations have met the criteria to be classified as held for sale, and the net book value of these properties as of September 30, 2025 totaled $5,609.
During the year ended September 30, 2025, in connection with the goodwill and indefinite-lived intangible asset impairment event described in Note 7 - Goodwill and Intangibles, the Company also evaluated property, plant and equipment assets for potential impairment. The review did not result in any impairment charges to property, plant and equipment.
Except as described in Note 10 - Restructuring Charges, no event or indicator of impairment occurred during the year ended September 30, 2024 which required additional impairment testing of property, plant and equipment.

NOTE 6 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less expected allowances for credit losses and, when appropriate, for customer program reserves and cash discounts. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivable balances and the financial condition of its customers. The expected allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivable by customers and estimates for returns. The allowance for credit losses includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected allowance for credit losses is recorded in SG&A expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible. The Company also considers current and expected future economic and market conditions when determining any estimate of credit losses. Generally, estimates used to determine the allowance are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available. All accounts receivable amounts are expected to be collected in less than one year.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Beginning Balance, September 30, 2023	$11,264
Provision for expected credit losses	636
Amounts written off charged against the allowance	(1,325)
Other, primarily foreign currency translation	411
Ending Balance, September 30, 2024	$10,986
Provision for expected credit losses	566
Amounts written off charged against the allowance	(1,755)
Other, primarily foreign currency translation	289
Ending Balance, September 30, 2025	$10,086

NOTE 7 — GOODWILL AND INTANGIBLES

Goodwill at September 30, 2025 and 2024 was $192,917 and $329,393, respectively.

During the third quarter of fiscal 2025, indicators of goodwill impairment were present for the Hunter Fan reporting unit within the CPP reportable segment, driven by a decrease in year-to-date and forecasted sales and operating results primarily due to ongoing weak consumer demand coupled with the impact of increased tariffs disrupting historical customer ordering patterns. As such, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill using both an income-based and market-based valuation approach. This impairment test resulted in a pre-tax, non-cash goodwill impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit. In connection with the preparation of our financial statements for the fiscal year ended September 30, 2025, Griffon performed a qualitative assessment of the CPP reporting units and determined that indicators that fair value was less than the carrying amount were not present. For the fiscal years ended September 30, 2024 and 2023, the Company performed a quantitative assessment of the CPP reporting units using both an income-based and market-based approach, which did not result in a goodwill impairment.

For the HBP reporting unit, we performed a qualitative assessment and determined that indicators that fair value was less than the carrying amount were not present in fiscal years 2025, 2024 and 2023.

The following table provides a summary of the carrying value of goodwill by segment as of September 30, 2025, 2024 and 2023.

	At September 30, 2023	Goodwill from acquisitions (a)	Foreign currency translation adjustments	At September 30, 2024	Impairment Charges	Goodwill from acquisitions (b)	Foreign currency translation adjustments	At September 30, 2025
Consumer and Professional Products	$136,611	$1,483	$46	$138,140	$(136,612)	$230	$(94)	$1,664
Home and Building Products	191,253	—	—	191,253	—	—	—	191,253
Total	$327,864	$1,483	$46	$329,393	$(136,612)	$230	$(94)	$192,917
(a) The change in goodwill for the CPP segment relates to the initial purchase price allocation of the Pope acquisition in 2024.
(b) The change in goodwill for the CPP segment is due to final purchase price allocation adjustments recorded during the year ended September 30, 2025 related to the 2024 Pope acquisition.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Indicators of impairment were present for our Hunter Fan indefinite-lived intangible asset during the third quarter of fiscal 2025 due to the reasons discussed above. As such, we determined the fair value of Hunter Fan's indefinite-lived intangible asset by using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning the asset rather than licensing it. We compared the estimated fair value to the carrying amount, resulting in a pre-tax, non-cash impairment charge of $107,000 to the carrying amount of Hunter Fan's trademark recorded in the third quarter of fiscal 2025. In preparation of the financial statements for the year ended September 30, 2025, Griffon performed qualitative assessments for the CPP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present. For the year ended September 30, 2024, the impairment tests did not result in impairment charges to CPP's gross carrying amount of intangible assets; however, for the year ended September 30, 2023, the impairment tests resulted in a pre-tax non-cash impairment charge of $109,200 to the gross carrying amount of our trademarks in the CPP segment.

Griffon performed qualitative assessments for the HBP indefinite-lived intangibles and determined that indicators that fair value was less than the carrying amount were not present during 2025, 2024 and 2023.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2025			At September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$449,203	$153,507	17	$450,784	$134,296
Unpatented technology	18,596	10,147	10	17,350	6,859
Total amortizable intangible assets	467,799	163,654		468,134	141,155
Trademarks	183,969	—		291,803	—
Total intangible assets	$651,768	$163,654		$759,937	$141,155
 ____________________________

In 2025, the gross carrying amount of intangible assets was unfavorably impacted by $1,169 related to foreign currency translation.

We also evaluated our definite-lived intangible assets for potential impairment in connection with the goodwill impairment event noted above. The review did not result in any impairment charges related to definite-lived intangible assets.

Amortization expense for intangible assets subject to amortization was $23,280, $22,803 and $22,389 in 2025, 2024, and 2023, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2026 - $23,600; 2027 - $23,600; 2028 - $23,600; 2029 - $23,500 and 2030 - $23,300; thereafter - $186,545.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 8 — DISCONTINUED OPERATIONS

The following amounts which summarize the total assets and liabilities related to discontinued activities have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	At September 30, 2025	At September 30, 2024
Assets of discontinued operations:
Prepaid and other current assets	$1,302	$648
Other long-term assets	4,699	3,417
Total assets of discontinued operations	$6,001	$4,065

Liabilities of discontinued operations:
Accrued liabilities, current	$3,956	$4,498
Other long-term liabilities	4,770	3,270
Total liabilities of discontinued operations	$8,726	$7,768

At September 30, 2025 and 2024, Griffon’s liabilities for discontinued operations primarily related to insurance claims, income taxes, product liability, warranty claims and environmental reserves totaling $8,726 and $7,768, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. The increase in assets and liabilities was primarily associated with insurance claims receivable and payable.

There was no reported revenue in 2025, 2024 and 2023 related to discontinued operations.

NOTE 9 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2025	At September 30, 2024
Compensation	$70,013	$82,413
Interest	4,246	4,532
Warranties and rebates	14,124	16,900
Insurance	12,369	12,535
Rent, utilities and freight	4,536	5,294
Income and other taxes	23,256	17,459
Marketing and advertising	3,315	5,401
Restructuring	4,043	12,998
Other	16,805	24,386
Total	$152,707	$181,918

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 10 – RESTRUCTURING CHARGES

Griffon announced in May 2023 that CPP was expanding its global sourcing strategy to include long handled tools, material handling, and wood storage and organization product lines for the U.S. market. This initiative was successfully completed as of September 30, 2024.

As a result of this global sourcing expansion initiative, manufacturing operations have concluded at four manufacturing sites and four wood mills, resulting in a total facility footprint reduction of approximately 1.2 million square feet, or approximately 15% of CPP's square footage, and a headcount reduction of approximately 600. The closed locations have met the held for sale criteria and have been classified as such on our Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024. The net book value of these properties as of September 30, 2025 and September 30, 2024 totaled $5,609 and $14,532, respectively.

The adoption of an asset-light business model for these U.S. products has positioned CPP to better serve customers with a more flexible and cost-effective sourcing model that leverages supplier relationships around the world, and improved its competitive positioning.

Implementation of this strategy over the duration of the project resulted in charges of $133,777, which included $51,082 of cash charges for employee retention and severance, operational transition, and facility and lease exit costs, and $82,695 of non-cash charges primarily related to asset write-downs. In addition, there were $2,678 of capital investments to effectuate the project. This excluded cash proceeds from the sale of real estate and equipment, which through September 30, 2024 were $13,271, and excluded future proceeds from the sale of remaining real estate and equipment. During the year ended September 30, 2025, cash proceeds related to the sale of the remaining real estate and equipment held for sale totaled $17,729.

In the year ended September 30, 2024, CPP incurred pre-tax restructuring and related exit costs approximating $41,309. Cash charges totaled $17,546 and non-cash, asset-related charges totaled $23,763; the cash charges included $5,856 for one-time termination benefits and other personnel related costs and $11,690 for facility exit costs. Non-cash charges related to $23,763 recorded to adjust inventory to its net realizable value.
In the year ended September 30, 2023, CPP incurred pre-tax restructuring and related exit costs approximating $92,468. Cash charges totaled $33,536 and non-cash, asset-related charges totaled $58,932; the cash charges included $16,772 for one-time termination benefits and other personnel-related costs and $16,764 for facility exit costs. Non-cash charges included a $21,832 impairment charge related to certain fixed assets at several manufacturing locations and $37,100 recorded to adjust inventory to its net realizable value.
A summary of the restructuring and other related charges included in COGS and SG&A expenses in the Company's Consolidated Statements of Operations were as follows:

	For the Year Ended September 30,
	2024	2023
Cost of goods and services	$35,806	$82,028
Selling, general and administrative expenses	5,503	10,440
Total restructuring charges	$41,309	$92,468

	For the Year Ended September 30,
	2024	2023
Personnel related costs	$5,856	$16,772
Facilities, exit costs and other	11,690	16,764
Non-cash facility and other	23,763	58,932
Total	$41,309	$92,468

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table summarizes the accrued liabilities of the Company's restructuring actions:

	Cash Charges	Cash Charges	Non-Cash Charges
	Personnel related costs	Facilities & Exit Costs	Facility and Other Costs	Total
Accrued liability at September 30, 2022	$386	$264	$—	$650
Charges	16,772	16,764	58,932	92,468
Payments	(3,051)	(11,477)	—	(14,528)
Non-cash charges (1)	—	—	(58,932)	(58,932)
Accrued liability at September 30, 2023	$14,107	$5,551	$—	$19,658
Charges	5,856	11,690	23,763	41,309
Payments	(11,781)	(12,425)	—	(24,206)
Non-cash charges (1)	—	—	(23,763)	(23,763)
Accrued liability at September 30, 2024	$8,182	$4,816	$—	$12,998
Payments	(5,355)	(3,600)	—	(8,955)
Accrued liability at September 30, 2025	$2,827	$1,216	$—	$4,043
(1) Non-cash charges in Facility and Other Costs primarily represent the non-cash write-off of certain long-lived assets and inventory that has no recoverable value in connection with certain facility closures.

NOTE 11 – WARRANTY LIABILITY

CPP and HBP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP and HBP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase. CPP provides limited lifetime warranties on certain products. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $10,143 as of September 30, 2025 and $13,050 as of September 30, 2024. The long-term warranty liability was $1,239 at both September 30, 2025 and 2024.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2025	2024
Balance, beginning of period	$13,050	$20,781
Warranties issued and changes in estimated pre-existing warranties	19,300	23,253
Actual warranty costs incurred	(22,207)	(30,984)
Balance, end of period	$10,143	$13,050

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 — LONG-TERM DEBT

Debt at September 30, 2025 and 2024 consisted of the following:

		At September 30, 2025
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior Notes due 2028	(a)	$974,775	$121	$(4,880)	$970,016	5.75%
Term Loan B due 2029	(b)	449,000	(461)	(4,169)	444,370	Variable
Revolver due 2028	(b)	—	—	(2,113)	(2,113)	Variable
Non U.S. lines of credit	(d)	—	—	(34)	(34)	Variable
Other debt	(d)	251	—	—	251	Variable
Totals		1,424,026	(340)	(11,196)	1,412,490
less: Current portion		(8,103)	—	—	(8,103)
Long-term debt		$1,415,923	$(340)	$(11,196)	$1,404,387

		At September 30, 2024
		Outstanding Balance	Original Issuer Premium (Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$169	$(6,900)	$968,044	5.75%
Term Loan B due 2029	(b)	457,000	(599)	(5,420)	450,981	Variable
Revolver due 2028	(b)	107,500	—	(2,859)	104,641	Variable
Non U.S. lines of credit	(d)	—	—	(2)	(2)	Variable
Other debt	(d)	410	—	(22)	388	Variable
Totals		1,539,685	(430)	(15,203)	1,524,052
less: Current portion		(8,155)	—	—	(8,155)
Long-term debt		$1,531,530	$(430)	$(15,203)	$1,515,897

Interest expense consists of the following for 2025, 2024 and 2023.

		Year Ended September 30, 2025
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$56,058	$(48)	$2,020	$58,030
Term Loan B due 2029	(b)	6.94%	30,131	137	1,251	31,519
Revolver due 2028	(b)	Variable	5,945	—	746	6,691
Non U.S. lines of credit	(d)	Variable	17	—	70	87
Other debt	(d)	Variable	450	—	—	450
Capitalized interest			(765)	—	—	(765)
Totals			$91,836	$89	$4,087	$96,012

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium) Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.93%	$56,050	$(48)	$2,020	$58,022
Term Loan B due 2029	(b)	8.17%	36,193	163	1,304	37,660
Revolver due 2028	(b)	Variable	8,018	—	746	8,764
Non U.S. lines of credit	(d)	Variable	43	—	15	58
Other debt	(d)	Variable	586	1	1	588
Capitalized interest			(1,006)	—	—	(1,006)
Totals			$99,884	$116	$4,086	$104,086

		Year Ended September 30, 2023
		Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.95%	$56,050	$(48)	$2,020	$58,022
Term Loan B due 2029	(b)	7.49%	35,321	172	1,398	36,891
Revolver due 2028	(b)	Variable	4,282	—	646	4,928
Finance lease - real estate	(c)	5.60%	680	—	—	680
Non U.S. lines of credit	(d)	Variable	630	—	42	672
Other debt	(d)	Variable	392	—	2	394
Capitalized interest			(142)	—	—	(142)
Totals			$97,213	$124	$4,108	$101,445
Minimum payments under debt agreements for the next five years are as follows: $8,103 in 2026, $8,045 in 2027, $982,819 in 2028, $425,047 in 2029, $12 in 2030 and no debt payments due thereafter.

(a)During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the "Senior Notes"). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of September 30, 2025, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on September 30, 2025 based upon quoted market prices (Level 1 inputs). At September 30, 2025, $4,880 of underwriting fees and other expenses incurred remained to be amortized.

(b)    On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Since that time, Griffon has prepaid $325,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. In connection with the prepayment of the Term Loan B, Griffon recognized charges of $437 and $6,296 on the prepayment of debt in 2023 and 2022, respectively. The charges were comprised of write-offs of unamortized debt issuance costs of $386

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

and $5,575 for 2023 and 2022, respectively, and the original issue discount of $51 and $721 for 2023 and 2022, respectively. As of September 30, 2025, the Term Loan B outstanding balance was $449,000.

On June 26, 2024, Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above SOFR by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%. In connection with the amendment, Griffon recognized a $1,700 loss on debt extinguishment during the year ended September 30, 2024 in the Company's Consolidated Statements of Operations, primarily consisting of the write-off of unamortized debt issuance costs and original issue discount related to portions of the Term Loan B facility that were repaid and then reborrowed from new lenders. At September 30, 2025, $4,169 of costs incurred remained to be amortized over the term of the loan.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (6.13% as of September 30, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $450,684 on September 30, 2025 based upon quoted market prices (Level 1 inputs).

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.98% at September 30, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.75% at September 30, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (8.00% at September 30, 2025).

At September 30, 2025, under the Credit Agreement, there were no outstanding borrowings on the Revolver; outstanding standby letters of credit were $14,328; and $485,672 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)    On September 28, 2023, the Company closed on the exercise of its lease purchase option, as permitted under the lease agreement, to acquire ownership of the manufacturing facility located in Ocala, Florida for a cash purchase price of $23,207. The Ocala lease had a maturity date in 2025 and bore interest at a fixed rate of approximately 5.6%. As a result of exercising the purchase option, the Company no longer has any future lease obligations related to this real estate. Refer to Note 22 - Leases for additional information.

(d)    In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that matures in January 2026 but is renewable upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average ("CORRA") plus a credit adjustment spread and a margin of 1.20% (4.06% as of September 30, 2025). At September 30, 2025, there were no outstanding borrowings under the revolving credit facility with CAD 20,000 ($14,376 as of September 30, 2025) available.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in March 2025 and now matures in March 2026, but is renewable upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (4.79% at September 30, 2025). At September 30, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($19,707 as of September 30, 2025) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

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

(e) The balance in other long-term debt consists primarily of finance leases.
At September 30, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $12,115 in 2025, $10,319 in 2024 and $10,857 in 2023. Fiscal year 2025 includes $1,525 of employer contributions to a qualified replacement plan that were funded by excess assets from the Hunter Pension Plan.

Effective August 5, 2025, the Company implemented a new retiree medical plan for certain eligible employees. Under the plan eligible retirees and their covered spouses are provided company-paid medical, prescription drug and dental coverage through the Company's group health plans(or if such coverage cannot be provided, an equivalent benefit), along with reimbursement for certain uncovered expenses. It is the Company's practice to fund these benefits as incurred.

The Company recognized a benefit obligation of $6,527 as of September 30, 2025, accumulated other comprehensive income, net of $4,063 and benefit expense of $1,071. The discount rate utilized in the determination of the projected benefit obligation and net periodic benefit cost was 5.60%. The annual increase in cost of benefits (health care cost trend rate) is assumed to be 7.50% and gradually decreases to a rate of 6.60% over three years. The Company recognized $1,016 and will recognize $5,362, of non-cash charges in fiscal 2025 and 2026, respectively, related to the implementation of this plan.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,545 and $1,670 as of September 30, 2025 and 2024. The weighted average discount rate utilized to determine the benefit obligation was 4.87% and 4.08% as of September 30, 2025 and 2024, respectively. The accumulated other comprehensive income for these plans was $311 and $306 as of September 30, 2025 and 2024, respectively, and the 2025, 2024 and 2023 expense was $19, $4 and $17, respectively. The weighted average discount rate utilized to determine the net periodic benefit expense was 4.69%, 5.61% and 5.52% in 2025, 2024 and 2023, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees which provide benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During fiscal year 2025 Griffon was responsible for overseeing the management of the investments of it's qualified defined benefit plans. The Company uses the services of an investment manager to manage the plans' assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (Level 1 inputs) as of September 30, 2025 and 2024. The fair value of various other investments was determined by the plans' trustees using direct observable market corroborated inputs, including quoted market prices for similar assets (Level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (Level 3 inputs).

The Clopay AMES Pension Plan and the AMES supplemental executive retirement plan are frozen to new entrants and participants in the plans no longer accrue benefits.

The Hunter Fan Pension Plan (the "Plan") was terminated with an effective date of April 30, 2024. This was communicated to plan participants in February 2024. At the time of termination, the Plan was fully funded and the Company did not anticipate making additional funding contributions as of the benefit distribution dates. During the year ended September 30, 2025, the Plan made lump sum payments in the amount of $4,830 to those participants who elected a lump sum distribution. Additionally, the Company selected an insurance company to hold the annuity and provide pension benefits to the plan participants currently receiving benefit payments and those that elected to continue their future benefit with an annuity provider. This decision included a transfer of plan assets valued at $10,859. In July 2025, Griffon completed the termination of the Plan and $6,100 of excess cash was transferred to the Company, a portion of which was transferred directly to a qualified replacement plan. During the year ended September 30, 2025, the Company recognized a gain on the termination of the Plan of $2,181, net of excise taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company recognized non-service cost components of net periodic (benefit) cost of ($5,411), $137 and $866 during 2025, 2024, and 2023 respectively.

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

Net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2025	2024	2023	2025	2024	2023
Net periodic (benefits) costs:
Interest cost	$5,506	$7,050	$6,814	$387	$504	$488
Expected return on plan assets	(9,387)	(10,172)	(10,213)	—	—	—
Pension termination settlement	(4,621)	—	—	—	—	—
Amortization of:
Actuarial loss	2,087	2,250	3,314	617	505	463
Total net periodic (benefits) costs	$(6,415)	$(872)	$(85)	$1,004	$1,009	$951

The tax benefits in 2025, 2024 and 2023 for the amortization of pension costs in Other comprehensive income (gain) were $(402), $578 and $793, respectively.

 The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2025	2024	2023	2025	2024	2023
Discount rate	4.76%	5.63%	5.17%	4.46%	5.53%	5.02%
Expected return on assets	6.75%	6.75%	6.72%	—%	—%	—%

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$145,746	$139,224	$10,776	$10,882
Interest cost	5,506	7,050	387	504
Benefits paid	(11,124)	(11,576)	(1,893)	(1,896)
Benefits paid related to pension termination	(15,784)	—	—	—
Actuarial (gain) loss	(2,823)	11,048	870	1,286
Benefit obligation at end of fiscal year	121,521	145,746	10,140	10,776
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	158,705	146,997	—	—
Actual return on plan assets	6,048	21,933	—	—
Company contributions	631	1,351	1,893	1,896
Benefits paid	(11,124)	(11,576)	(1,893)	(1,896)
Benefits paid related to pension termination	(15,784)	—	—	—
Return of excess plan assets	(6,100)	—	—
Fair value of plan assets at end of fiscal year	132,376	158,705	—	—
Projected benefit obligation in excess of plan assets	$10,855	$12,959	$(10,140)	$(10,776)
Amounts recognized in the statement of financial position consist of:
Non-Current Assets	$10,855	$12,959	$—	$—
Accrued liabilities	—	—	(1,813)	(1,823)
Other liabilities (long-term)	—	—	(8,327)	(8,953)
Total Liabilities	10,855	12,959	(10,140)	(10,776)
Net actuarial losses	28,367	25,314	6,953	6,700
Deferred taxes	(5,957)	(5,316)	(1,665)	(3,037)
Total accumulated other comprehensive loss, net of tax	22,410	19,998	5,288	3,663
Net amount recognized at September 30,	$33,265	$32,957	$(4,852)	$(7,113)
Accumulated benefit obligations	$121,521	$145,746	$10,140	$10,776
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$121,521	$145,746	$10,140	$10,776
PBO	121,521	145,746	10,140	10,776
Fair value of plan assets	132,376	158,705	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Actuarial gains as of September 30, 2025 were primarily due to the increase in the discount rate; conversely, actuarial losses as of September 30, 2024 were primarily due to the decrease in the discount rate.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2025	2024	2025	2024
Weighted average discount rate	5.09%	4.76%	4.52%	4.46%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2026	$10,929	$1,813
2027	10,869	1,637
2028	10,772	1,461
2029	10,655	1,287
2030	10,470	1,118
2031-2035	48,453	3,453

During 2026, Griffon expects to contribute $1,567 to the Clopay Ames Pension Plan and expects to contribute $1,813 to Supplemental Benefits that will be funded from the general assets of Griffon.

The Clopay AMES Pension Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the Clopay AMES Pension Plan as of January 1, 2025 was 95.0%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. There are no catch up contributions for the plan expected in 2026.

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2025	2024	Target
Cash and equivalents	2.4%	2.9%	—%
Equity securities	5.4%	26.4%	5.0%
Fixed income	80.0%	48.6%	85.0%
Other	12.2%	22.1%	10.0%
Total	100.0%	100.0%	100.0%

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

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$3,167	$—	$—	$3,167
Government agency securities	10,091	8,154	—	18,245
Debt instruments	75,344	9,284	—	84,628
Equity securities	7,134	—	—	7,134
Commingled funds	—	—	6,585	6,585
Limited partnerships and hedge fund investments	—	9,404	—	9,404
Other securities	2,205	—	—	2,205
Subtotal	$97,941	$26,842	$6,585	$131,368
Accrued income and plan receivables				1,008
Total				$132,376

At September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$4,522	$—	$—	$4,522
Government and agency securities	5,890	5,116	—	11,006
Debt instruments	42,705	6,144	—	48,849
Equity securities	41,786	—	—	41,786
Commingled funds	—	4,859	9,979	14,838
Limited partnerships and hedge fund investments	—	20,177	—	20,177
Other securities	17,004	—	—	17,004
Subtotal	$111,907	$36,296	$9,979	$158,182
Accrued income and plan receivables				523
Total				$158,705

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table represents Level 3 significant unobservable inputs for the years ended September 30, 2025 and 2024:

Significant Unobservable Inputs (Level 3)

As of October 1, 2023	10,459
Purchases, issuances and settlements	(1,591)
Gains and losses	1,111
As of September 30, 2024	$9,979
Purchases, issuances and settlements	(5,448)
Gains and losses	2,054
As of September 30, 2025	$6,585

Griffon has an Employee Stock Ownership Plan ("ESOP") that covered substantially all domestic employees. The ESOP was frozen as of September 30, 2024; this means that, for the plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, all U.S. employees of Griffon, who are not members of a collective bargaining unit, were automatically eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities were allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $330 for the plan year ended September 30, 2024), to the total of all participants’ compensation. Shares of the ESOP that had been allocated to employee accounts were charged to expense based on the fair value of the shares transferred and were treated as outstanding in determining earnings per share. Through December 31, 2024, dividends paid on shares held by the ESOP were used to offset debt service on the ESOP Loans; since such date, dividends have been, and will be, deposited directly into the ESOP participants' accounts. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date.

During 2025 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. Compensation expense under the ESOP was $8,533 in 2024 and $20,583 in 2023. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2024 based on the closing price of Griffon’s stock was $1,250. The ESOP shares were as follows:

	At September 30,
	2025	2024
Allocated shares	3,977,753	4,234,713
Unallocated shares	—	17,852
Total	3,977,753	4,252,565

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 14 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes:

	For the Years Ended September 30,
	2025	2024	2023
Domestic	$101,537	$292,409	$106,209
Non-U.S.	25,834	4,241	6,473
	$127,371	$296,650	$112,682

Provision (benefit) for income taxes on income was comprised of the following:

	For the Years Ended September 30,
	2025	2024	2023
Current	$104,746	$83,179	$72,860
Deferred	(28,485)	3,574	(37,795)
Total	$76,261	$86,753	$35,065
U.S. Federal	$45,683	$59,480	$23,612
State and local	17,290	15,328	5,899
Non-U.S.	13,288	11,945	5,554
Total provision	$76,261	$86,753	$35,065

Differences between the effective income tax rate applied to Income before taxes and the U.S. Federal statutory income tax rate are presented in the table below.

	For the Years Ended September 30,
	2025	2024	2023
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	5.5%	3.7%	(0.2)%
Non-U.S. taxes - foreign permanent items and taxes	3.0%	1.0%	1.4%
Change in tax contingency reserves	—%	(0.5)%	(0.4)%
Tax Reform-Repatriation of Foreign Earnings and GILTI	(2.1)%	(0.5)%	0.5%
Change in valuation allowance	2.7%	2.8%	3.9%
Other non-deductible/non-taxable items, net	(0.5)%	—%	—%
Non-deductible officer's compensation	5.6%	1.9%	5.1%
Research and U.S. foreign tax credits	(0.9)%	(0.3)%	(0.9)%
Goodwill impairment	27.4%	—%	—%
Share based compensation	(2.8)%	(0.7)%	0.8%
Other	1.0%	0.8%	(0.1)%
Effective tax rate	59.9%	29.2%	31.1%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2025	2024
Deferred tax assets:
Bad debt reserves	$2,103	$2,491
Inventory reserves	8,219	7,086
Deferred compensation (equity compensation and defined benefit plans)	6,739	7,036
Compensation benefits	6,121	5,052
Insurance reserve	1,918	2,411
Restructuring reserve	826	2,616
Warranty reserve	4,392	5,130
Lease liabilities	46,454	47,824
Net operating loss	27,750	25,299
Tax credits	5,933	5,933
Research & development	10,329	4,510
Other reserves and accruals	5,160	5,167
	125,944	120,555
Valuation allowance	(30,703)	(26,989)
Total deferred tax assets	95,241	93,566
Deferred tax liabilities:
Goodwill and intangibles	(99,174)	(126,523)
Property, plant and equipment	(19,872)	(19,903)
Right-of-use assets	(43,498)	(45,112)
Unremitted foreign earnings	(1,514)	(1,896)
Other	(1,068)	(723)
Total deferred tax liabilities	(165,126)	(194,157)
Net deferred tax liabilities	$(69,885)	$(100,591)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2025	2024
Other assets	$209	$495
Assets held for sale	—	947
Other liabilities	(70,948)	(103,194)
Liabilities of discontinued operations	854	1,161
Net deferred liability	$(69,885)	$(100,591)

In 2025 and 2024, the net increases in the valuation allowance of $3,714 and $8,997, respectively are the result of a determination that certain state and foreign net operating losses will not be realized.

At September 30, 2025 and 2024, Griffon's policy election under APB 23 is to indefinitely reinvest the undistributed earnings of certain non-U.S. subsidiaries. As of September 30, 2025, we have approximately $122,964 of undistributed earnings of non-U.S. subsidiaries. Of these undistributed earnings, $38,703 were previously subjected to U.S. federal income tax. As of September 30, 2025, we recognized a deferred tax liability of $1,514 for estimated non-U.S. withholding taxes on the non-U.S. earnings that are not indefinitely reinvested. The Company has not provided deferred taxes on any other outside basis differences in its investments in the non-U.S. subsidiaries as these other outside basis differences are currently considered indefinitely reinvested. The Company may repatriate non-indefinitely reinvested earnings of its non-U.S. subsidiaries where excess cash has accumulated and the Company determines that it is appropriate and tax efficient. Accordingly, the Company

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

continues to reinvest all other undistributed earnings of its non-U.S. subsidiaries and may be subject to additional non-U.S. withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion in the future.

At September 30, 2025, Griffon had no loss carryforwards for U.S. tax purposes and $75,849 for non-U.S. tax purposes. At September 30, 2024, Griffon had no loss carryforwards for U.S. tax purposes and $63,217 for non-U.S. tax purposes. The non-U.S. loss carryforwards expire in varying amounts beginning in 2027 to indefinite carryforward.

At September 30, 2025 and 2024, Griffon had state and local loss carryforwards of $221,855 and $228,485, respectively. The state and local loss carryforwards expire in varying amounts beginning in 2026 to indefinite carryforward.

At September 30, 2025 and 2024, Griffon had federal tax credit carryforwards of $5,933 in both years, which expire in 2028.

We believe it is more likely than not that the benefit from certain federal, state, and non-U.S. tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2025 and 2024 of $30,703 and $26,989, respectively, on the deferred tax assets. As it becomes probable that the benefits of these attributes will be realized, the reversal of valuation allowance will be recognized as a reduction of income tax expense.
Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2022. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2017. Various U.S. state and statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2023	$6,292
Additions based on tax positions related to the current year	154
Additions based on tax positions related to prior years	35
Reductions based on tax positions related to prior years	(2,735)
Lapse of Statutes	(140)
Balance at September 30, 2024	$3,606
Additions based on tax positions related to the current year	39
Additions based on tax positions related to prior years	11
Reductions based on tax positions related to prior years	(130)
Lapse of Statutes	(440)
Balance at September 30, 2025	$3,086
If recognized, the amount of potential unrecognized tax benefits that would impact Griffon’s effective tax rate is $1,603. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2025 and 2024, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $402 and $310, respectively. Griffon cannot reasonably estimate the extent to which other existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

The Organization for Economic Co-operation and Development released the Global Anti-base Erosion Model Rules for Pillar Two (“Pillar Two”), which defined a 15% global minimum tax. Australia, Canada, U.K., Ireland, and other countries have enacted or are considering changes in their tax laws and regulations based on Pillar Two, some of which became effective for the Company in 2025. The Company has evaluated the impact of Pillar Two under the safe harbor provisions and currently there is no impact to the Company's financial statements.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

has multiple effective dates, with certain provisions effective in the Company's fiscal year 2025 and others to be implemented through 2027. The Company evaluated the OBBBA and there is no material impact on its financial position or results of operations in the current year.

NOTE 15 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2025, 2024 and 2023, the Company declared and paid, in quarterly increments, cash dividends totaling $0.72 per share, $0.60 per share and $0.45 per share, respectively. Additionally, on April 19, 2023, the Board of Directors declared a special cash dividend of $2.00 per share, paid on May 19, 2023 to shareholders of record as of the close of business on May 9, 2023.

The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP through December 31, 2024 were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. The ESOP loan was paid in full as of December 31, 2024 and dividends paid after that date are paid in cash directly to participant accounts. For all dividends, a dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At September 30, 2025, accrued dividends were $2,962.

On November 18, 2025, the Board of Directors declared a cash dividend of $0.22 per share, payable on December 16, 2025 to shareholders of record as of the close of business on November 28, 2025.
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, which generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of September 30, 2025, 1,895,135 shares were available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the target number of shares granted, upon achieving certain performance criteria or market conditions. The Monte Carlo Simulation Model is used to estimate the grant-date fair value restricted stock awards that include market conditions. Compensation cost related to stock-based awards with graded vesting, generally over a period of 3 years, is recognized using the straight-line attribution method and recorded within SG&A.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Years Ended September 30,
	2025	2024	2023
Restricted stock	$25,483	$18,305	$20,529
ESOP(1)	—	8,533	20,583
Total stock-based compensation	$25,483	$26,838	$41,112
________________________
(1) During the year ended September 30, 2023, special dividend ESOP charges included in compensation expense were $15,494.

A summary of restricted stock activity, inclusive of restricted stock units, for 2025 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2024	2,417,200	$37.96
Granted	595,798	81.30
Vested	(1,267,142)	77.21
Forfeited	(113,401)	29.94
Unvested at September 30, 2025	1,632,455	66.79

The fair value of restricted stock which vested during 2025, 2024, and 2023 was $97,833, $80,861 and $25,863, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $37,911 at September 30, 2025 and will be recognized over a weighted average vesting period of 1.8 years.

At September 30, 2025, a total of approximately 3,527,590 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2025, Griffon granted 579,858 shares of restricted stock and restricted stock units to its employees. This included 137,479 shares of restricted stock and 5,432 restricted stock units granted to forty-three executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months with a total fair value of $9,735, or a weighted average fair value of $68.12 per share. This also included 436,947 shares of restricted stock granted to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance criteria and market conditions, relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance and market conditions are attained, the amount of shares that can vest will range from a minimum of 72,827 to a maximum of 436,947, with the target number of shares being 145,649. The total fair value of these restricted shares, assuming achievement of the performance and market conditions at target, is approximately $12,372, or a weighted average fair value of $84.95 per share. Additionally, Griffon granted 15,940 shares of restricted stock to the non-employee directors of Griffon with a vesting period of one year and a fair value of $1,100, or a weighted average fair value of $69.03 per share. During the year ended September 30, 2025, 590,366 shares granted were issued out of treasury stock.

On November 18, 2025, Griffon granted 147,141 shares of restricted stock to 29 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months, with a total fair value of $9,855, or a weighted average fair value of $66.86 per share. Griffon also granted 531,456 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance criteria and market conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance and market conditions are attained, the amount of shares that can vest will range from a minimum of 88,578 to a maximum of 531,456, with the target number of shares being 177,152. The total estimated fair value of these restricted shares, assuming

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

achievement of the performance and market conditions at target, is $15,073, or a weighted average fair value of $85.09 per share (based on the target number of shares).

On November 12, 2024, the Board of Directors approved an increase of $400,000 to Griffon's share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. During the year ended September 30, 2025, Griffon purchased 1,897,182 shares of common stock under the repurchase program, for a total of $134,680, or $70.99 per share, excluding excise taxes of $1,329. As of September 30, 2025, $298,013 remained available for the purchase of common stock under these Board authorized repurchase programs.

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

During the year ended September 30, 2025, 583,978 shares, with a market value of $45,284, or $77.54 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $528 for the year ended September 30, 2025.

During the year ended September 30, 2025, we accrued $1,329 in connection with the share repurchases described above, which was partially offset by the reversal of $528 of excise taxes to adjust for a benefit related to employee vesting and a $107 net benefit on ESOP contributions. As of September 30, 2025, $694 was accrued for excise taxes related to employee share repurchases.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $218,603, $159,362 and $184,422 for the years ended September 30, 2025, 2024 and 2023, respectively. Aggregate future minimum purchase obligations at September 30, 2025 are $218,344 in 2026, $789 in 2027, $376 in 2028, $218 in 2029, $178 in 2030 and $0 thereafter.

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

Based upon studies conducted by ISCP and the New York Department of Environmental Conservation, soils and groundwater beneath the Peekskill Site contain chlorinated solvents and metals. Stream sediments downgradient from the Peekskill Site also contain metals. On May 15, 2019 the United States Environmental Protection Agency ("EPA") added the Peekskill Site to the National Priorities List under CERCLA and has since reached agreement with Lightron and ISCP pursuant to which Lightron and ISCP will perform a Remedial Investigation/Feasibility Study (“RI/FS”). Performance of the RI/FS is expected to be completed in 2027.

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site. Lightron and ISCP are being defended by an insurance company, subject to a reservation of rights, and the insurance company is paying the costs of the RI, with Lightron and ISCP paying for the FS.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing basic and diluted EPS for 2025, 2024 and 2023:

	2025	2024	2023
Common shares outstanding	46,346	48,303	53,062
Unallocated ESOP shares	—	(18)	(196)
Non-vested restricted stock	(1,593)	(2,336)	(3,111)
Impact of weighted average shares	601	1,624	2,356
Weighted average shares outstanding - basic	45,354	47,573	52,111
Incremental shares from stock based compensation	1,331	2,095	2,501
Weighted average shares outstanding - diluted	46,685	49,668	54,612

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 19 — REPORTABLE SEGMENTS

Griffon conducts its operations through two reportable segments, as follows:

•Home and Building Products ("HBP") conducts its operations through Clopay Corporation ("Clopay"). Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell and Cookson brands.

•Consumer and Professional Products (“CPP”) is a global provider of branded consumer and professional tools; residential, industrial and commercial fans; home storage and organization products; and products that enhance indoor and outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including AMES, since 1774, Hunter, since 1886, True Temper, and ClosetMaid.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2025	2024	2023
Home and Building Products	$1,584,182	$1,588,625	$1,588,505
Consumer and Professional Products	935,744	1,034,895	1,096,678
Total revenue	$2,519,926	$2,623,520	$2,685,183

Griffon defines our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing segment performance. The CODM evaluates performance and allocates resources based on segment adjusted EBITDA, a non-GAAP measure, defined as income before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, gain/loss from debt extinguishment, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to its investors for the same reason.

The following table provides a reconciliation of segment adjusted EBITDA to income before taxes:

	Home and Building Products			Consumer and Professional Products
	For the Years Ended September 30,			For the Years Ended September 30,
	2025	2024	2023	2025	2024	2023
Revenue	$1,584,182	$1,588,625	$1,588,505	$935,744	$1,034,895	$1,096,678
Adjusted costs of goods and services (1)	(819,944)	(819,784)	(818,020)	(641,977)	(747,504)	(836,314)
Adjusted selling, general and administrative expenses (2)	(287,237)	(282,875)	(274,163)	(258,148)	(262,571)	(263,559)
Depreciation and amortization	17,592	15,349	15,066	44,856	44,797	49,811
Other segment items (3)	(17)	(314)	(512)	5,070	3,015	3,727
Segment Adjusted EBITDA (4)	$494,576	$501,001	$510,876	$85,545	$72,632	$50,343

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

	For the Years Ended September 30,
	2025	2024	2023
Segment Adjusted EBITDA:
Home and Building Products	$494,576	$501,001	$510,876
Consumer and Professional Products	85,545	72,632	50,343
Segment Adjusted EBITDA	580,121	573,633	561,219
Unallocated amounts, excluding depreciation(5)	(57,828)	(60,031)	(55,887)
Net interest expense	(93,857)	(101,652)	(99,351)
Depreciation and amortization	(63,014)	(60,704)	(65,445)
Goodwill and intangible asset impairments	(243,612)	—	(109,200)
Impact of retirement plan events	1,165	—	—
Gain (loss) on sale of real estate	8,279	(61)	12,655
Strategic review - retention and other	(3,883)	(10,594)	(20,225)
Restructuring charges	—	(41,309)	(92,468)
Debt extinguishment, net	—	(1,700)	(437)
Acquisition costs	—	(441)	—
Fair value step-up of acquired inventory sold	—	(491)	—
Special dividend ESOP charges	—	—	(15,494)
Proxy expenses	—	—	(2,685)
Income before taxes	$127,371	$296,650	$112,682
__________________________________
(1) Adjusted costs of goods and services excludes restructuring and other costs and acquisition related expenses, and includes depreciation and amortization.
(2) Adjusted selling, general and administrative expenses excludes strategic review - retention and other expenses, special dividend ESOP charges, restructuring and other costs, and goodwill and intangible asset impairments, and includes depreciation and amortization.
(3) The Other segment items category includes rental income, foreign exchange gains/losses and other miscellaneous expenses.
(4) Segment Adjusted EBITDA includes other income and excludes depreciation, amortization and normalized items.
(5) Unallocated amounts mainly consists of corporate overhead costs maintained at the corporate level, which is not allocated to the business segments. These expenses include equity-based compensation costs, expenses relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to the corporate headquarters.

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2025	2024	2023
Segment:
Home and Building Products	$17,592	$15,349	$15,066
Consumer and Professional Products	44,856	44,797	49,811
Total segment depreciation and amortization	62,448	60,146	64,877
Corporate	566	558	568
Total consolidated depreciation and amortization	$63,014	$60,704	$65,445

CAPITAL EXPENDITURES
Segment:
Home and Building Products(1)	$30,200	$41,765	$24,065
Consumer and Professional Products(2) (3)	17,385	26,330	39,476
Total segment	47,585	68,095	63,541
Corporate(4)	4,850	304	63
Total consolidated capital expenditures	$52,435	$68,399	$63,604
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
(3) During the years ended September 30, 2025, 2024 and 2023, CPP capital expenditures excludes proceeds from the sale of real estate and equipment of approximately $17,729, $13,271 and $8,900, respectively.
(4) During the year ended September 30, 2023, Corporate's capital expenditures exclude proceeds from the sale of real estate of approximately $11,800.

ASSETS	At September 30, 2025	At September 30, 2024
Segment assets:
Home and Building Products	$770,072	$737,992
Consumer and Professional Products(1)	1,164,957	1,495,489
Total segment assets	1,935,029	2,233,481
Corporate	122,607	133,408
Total continuing assets	2,057,636	2,366,889
Other discontinued operations	6,001	4,065
Consolidated total	$2,063,637	$2,370,954
__________________________
(1) In connection with the expansion of CPP's global sourcing strategy, certain owned manufacturing locations which concluded operations have met the criteria to be classified as held for sale as of September 30, 2025. The aggregate net book value of these properties as of September 30, 2025 totaled $5,609.
The Company’s long-lived assets are concentrated primarily in the United States, which accounted for approximately 84% and 85% of the Company’s total long-lived assets as of September 30, 2025 and 2024, respectively. No foreign country accounted for more than 10% of the Company’s total long-lived assets as of September 30, 2025 and 2024.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

	For the Years Ended September 30,
	2025	2024	2023
Residential repair and remodel(1)	$771,585	$769,691	$757,088
Commercial	676,626	684,388	700,112
Residential new construction(1)	135,971	134,546	131,305
Total Home and Building Products	1,584,182	1,588,625	1,588,505
Residential repair and remodel	$289,091	$352,797	$377,775
Retail	170,838	234,591	267,046
Residential new construction	55,367	57,537	51,093
Industrial	72,352	67,738	78,308
International excluding North America	348,096	322,232	322,456
Total Consumer and Professional Products	935,744	1,034,895	1,096,678
Total Revenue	$2,519,926	$2,623,520	$2,685,183
_____________________________________
(1) The breakout between residential new construction and residential repair and remodel contains certain management assumptions, such as customer and product type.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2025
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,523,828	$516,273	$2,040,101
Europe	—	41,768	41,768
Canada	49,458	62,573	112,031
Australia	—	289,018	289,018
All other countries	10,896	26,112	37,008
Total Revenue	$1,584,182	$935,744	$2,519,926

	For the Year Ended September 30, 2024
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,519,063	$638,782	$2,157,845
Europe	112	52,933	53,045
Canada	60,995	67,375	128,370
Australia	—	251,778	251,778
All other countries	8,455	24,027	32,482
Total Revenue	$1,588,625	$1,034,895	$2,623,520

	For the Year Ended September 30, 2023
Revenue by Geographic Area - Destination	Home and Building Products	Consumer and Professional Products	Total
United States	$1,515,479	$716,098	$2,231,577
Europe	18	51,041	51,059
Canada	62,897	75,477	138,374
Australia	—	231,764	231,764
All other countries	10,111	22,298	32,409
Total Revenue	$1,588,505	$1,096,678	$2,685,183

As a percentage of segment revenue, HBP sales to The Home Depot approximated 9%, 8% and 9% in 2025, 2024 and 2023, respectively; CPP sales to The Home Depot approximated 12%, 15% and 15% in 2025, 2024 and 2023, respectively.

As a percentage of Griffon's consolidated revenue, sales to The Home Depot approximated 10%, 11% and 12% in 2025, 2024 and 2023, respectively.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

NOTE 20 – OTHER INCOME (EXPENSE)

For the years ended September 30, 2025, 2024 and 2023, Other income (expense) of $6,672, $1,766 and $2,928, respectively, includes $474, ($333) and $302, respectively, of net currency exchange transaction gains (losses) from receivables and payables held in non-functional currencies, ($948), $148 and $469, respectively, of net gains (losses) on investments, and $5,411, ($137) and ($866), respectively, of net periodic benefit plan income (expense) For the year ended September 30, 2025, net periodic benefit plan income (expense) of $5,411 includes a gain of $4,621 associated with the termination of the Hunter Fan Pension Plan and a charge of $951 related to the establishment of a new retiree medical plan. Other income (expense) also includes royalty income of $2,201, $2,198 and $2,104 for the years ended September 30, 2025, 2024 and 2023, respectively.

NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2025			2024			2023
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(6,569)	$—	$(6,569)	$10,137	$—	$10,137	$8,447	$—	$8,447
Pension and other defined benefit plans	(10,584)	2,223	(8,361)	1,947	(409)	1,538	8,418	(1,784)	6,634
Cash flow hedge	1,477	(443)	1,034	444	(133)	311	(3,363)	1,010	(2,353)
Total other comprehensive income (loss)	$(15,676)	$1,780	$(13,896)	$12,528	$(542)	$11,986	$13,502	$(774)	$12,728

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2025	2024
Foreign currency translation	$(45,155)	$(38,586)
Pension and other defined benefit plans	(27,488)	(19,127)
Cash flow hedge	723	(311)
Total	$(71,920)	$(58,024)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2025	2024	2023
Net income	$51,110	$209,897	$77,617
Other comprehensive income (loss), net of taxes	(13,896)	11,986	12,728
Comprehensive income (loss)	$37,214	$221,883	$90,345

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2025	2024	2023
Pension amortization	$(2,704)	$(2,755)	$(3,777)
Cash flow hedges	1,945	(816)	1,678
Total before tax	(759)	(3,571)	(2,099)
Tax	159	750	441
Net of tax	$(600)	$(2,821)	$(1,658)

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

	For the Year Ended September 30,
	2025	2024	2023
Fixed	$46,995	$46,575	$45,993
Variable (a), (b)	10,580	9,772	10,654
Short-term (b)	5,163	4,997	7,717
Total	$62,738	$61,344	$64,364
(a) Primarily related to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

Supplemental cash flow information were as follows:

	For the Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,496	$45,439	$41,533
Financing cash flows from finance leases	154	291	2,164
Total	$43,650	$45,730	$43,697

Supplemental Consolidated Balance Sheet information related to leases were as follows:

	As of September 30,
	2025	2024
Operating Leases:
Right of use assets:
Operating right-of-use assets	$167,829	$171,211

Lease Liabilities:
Current portion of operating lease liabilities	$32,307	$35,065
Long-term operating lease liabilities	147,203	147,369
Total operating lease liabilities	$179,510	$182,434

Finance Leases:
Right of use assets:
Property, plant and equipment, net(1)	$430	$808

Lease Liabilities:
Notes payable and current portion of long-term debt	$102	$155
Long-term debt, net	149	255
Total financing lease liabilities	$251	$410
(1) For the years ended September 30, 2025 and 2024, finance lease assets are recorded net of accumulated depreciation of $1,399 and $1,463, respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non-US currencies in thousands, except per share data)

The aggregate future maturities of lease payments for operating leases and finance leases as of September 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$41,883	$116
2027	38,045	54
2028	32,428	49
2029	27,195	50
2030	19,593	12
Thereafter	60,825	—
Total lease payments	219,969	281
Less: imputed interest	(40,459)	(30)
Present value of lease liabilities	$179,510	$251

Average lease terms and discount rates were as follows:

	As of September 30,
	2025	2024
Weighted-average remaining lease term (years)
Operating Leases	6.6	7.1
Finance Leases	3.6	4.2

Weighted-average discount rate
Operating Leases	6.19%	6.33%
Finance Leases	6.76%	6.70%

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2025, 2024 and 2023
(in thousands)

Description	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2025
Allowance for credit losses	$10,986	$566	$(1,755)	$289	$10,086

Inventory valuation	$56,285	$1,697	$(18,701)	$386	$39,667

Deferred tax valuation allowance	$26,989	$3,714	$—	$—	$30,703

FOR THE YEAR ENDED SEPTEMBER 30, 2024
Allowance for credit losses	$11,264	$636	$(1,325)	$411	$10,986

Inventory valuation(1)	$55,737	$27,210	$(27,353)	$691	$56,285

Deferred tax valuation allowance	$17,992	$8,997	$—	$—	$26,989

FOR THE YEAR ENDED SEPTEMBER 30, 2023
Allowance for credit losses	$12,137	$971	$(1,186)	$(658)	$11,264

Inventory valuation(1)	$22,875	$44,570	$(11,692)	$(16)	$55,737

Deferred tax valuation allowance	$13,490	$4,502	$—	$—	$17,992

___________________________________________
(1) In connection with the Company's restructuring activities described in Note 10 - Restructuring Charges, during the years ended September 30, 2024 and 2023, CPP recorded inventory impairment charges of $23,763 and $37,100, respectively, to adjust inventory to its net realizable value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Griffon’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, Griffon’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2025 and concluded that it is effective.

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

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2025, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, will be included in and is incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February 2026, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2025. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2025 and 2024
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2025, 2024 and 2023
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2025, 2024 and 2023
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2025, 2024 and 2023
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

2.2(c)
Share Purchase Agreement by and among TTM Technologies, Inc., Exphonics, Inc. and Griffon Corporation, dated as of April 18, 2022 (Exhibit 2.1 to Current Report on Form 8-K filed April 21, 2022 (Commission File No. 1-06620)).

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

3.1
Restated Certificate of Incorporation, as amended (Exhibit 3.1 to Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620), Exhibit 3.1 to Quarterly Report to Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-06620), Exhibit 3.1 to Current Report to Form 8-K dated February 18, 2022 (Commission File No. 1-06620), and Exhibit 3.1 to Current Report to Form 8-K dated March 13, 2025 (Commission File No. 1-06620)).

3.2
Amended and Restated By-laws, as amended (Exhibit 3.1 to Quarterly Report to Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620), Exhibit 3.2 to Current Report to Form 8-K dated February 18, 2022 (Commission File No. 1-06620), Exhibit 3.1 to Current Report to Form 8-K dated October 6, 2022 (Commission File No. 1-06620), and Exhibit 3.2 to Current Report on Form 8-K dated March 13, 2025 (Commission File No. 1-06620)).

4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 to Registration Statement on Form S-3 (Commission File No. 333-109171)).
4.2
Indenture, dated as of February 19, 2020, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 20, 2020 (Commission File No. 1-06620)).

4.3	Description of Registrant’s Securities (Exhibit 4.6 of Annual Report to Form 10-K for the year ended September 30, 2020 (Commission File No. 1-06620)).
10.1(b)	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report to Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
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

10.10(b)	Offer Letter, dated November 13, 2024, between the Company and Brian G. Harris. (Exhibit 10.10 to Annual Report on Form 10-K for the year ended September 30, 2024 (Commission File No. 1-06620)).
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
10.15(b)
Amendment No. 1 to the Griffon Corporation Amended and Restated 2016 Equity Incentive Plan, dated as of March 20, 2024 (Appendix B to the Registrant's Proxy Statement relating to the 2024 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on January 29, 2024 (Commission File No. 001-06620)).

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

10.21
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2022, by and among Griffon Corporation, Bank of America, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto, dated June 26, 2024 (Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2024 (Commission File No. 1-06620)).

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

10.25
Stock Purchase and Cooperation Agreement, dated February 20, 2024, by and among Griffon Corporation, Travis W. Cocke, Voss Value Master Fund, L.P., Voss Value-Oriented Special Situations Fund, L.P. and four separately managed accounts of which Voss Capital, LLC is the investment manager, the names of which are set forth on Schedule I thereto (Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2024 (Commission File No. 1-06620)).

10.26(a)	Griffon Corporation 2025 Retiree Medical Plan.
14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
19.1	Insider Trading Policy (Exhibit 19.1 to Annual Report on Form 10-K for the year ended September 30, 2024 (Commission File No. 1-06620)).
21(a)	Subsidiaries of the Registrant
23(a)	Consent of Grant Thornton LLP
31.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.
97	Griffon Corporation Clawback Policy (Exhibit 97(a) to Annual Report on Form 10-K for the year ended September 30, 2023 (Commission File No 1-06620)).
101.INS (d)	XBRL Instance Document

101.SCH (d)	XBRL Taxonomy Extension Schema Document

101.CAL (d)	XBRL Taxonomy Extension Calculation Document

101.DEF (d)	XBRL Taxonomy Extension Definitions Document

101.LAB (d)	XBRL Taxonomy Extension Labels Document

101.PRE (d)	XBRL Taxonomy Extension Presentation Document

_______________________
(a)	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
(b)	Indicates a management contract or compensatory plan or arrangement.
(c)	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(d)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November 2025.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 2025 by the following persons on behalf of the Registrant in the capacities indicated:

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