Form 10-Q
period 2025-12-31
GRIFFON CORP
filed 2026-02-06
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2025

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

The number of shares of common stock outstanding at January 31, 2026 was 46,579,173.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2025	September 30, 2025
CURRENT ASSETS
Cash and equivalents	$95,280	$99,045
Accounts receivable, net of allowances of $11,354 and $10,086	273,955	290,807
Inventories	440,320	440,772
Prepaid and other current assets	56,996	53,059
Assets held for sale	5,534	5,609
Assets of discontinued operations	1,300	1,302
Total Current Assets	873,385	890,594
PROPERTY, PLANT AND EQUIPMENT, net	293,095	293,528
OPERATING LEASE RIGHT-OF-USE ASSETS	181,170	167,829
GOODWILL	192,917	192,917
INTANGIBLE ASSETS, net	483,344	488,114
OTHER ASSETS	26,203	25,956
ASSETS OF DISCONTINUED OPERATIONS	4,688	4,699
Total Assets	$2,054,802	$2,063,637

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,119	$8,103
Accounts payable	138,835	137,484
Accrued liabilities	157,279	152,707
Current portion of operating lease liabilities	34,370	32,307
Liabilities of discontinued operations	3,241	3,956
Total Current Liabilities	341,844	334,557
LONG-TERM DEBT, net	1,346,110	1,404,387
LONG-TERM OPERATING LEASE LIABILITIES	159,299	147,203
OTHER LIABILITIES	93,903	98,748
LIABILITIES OF DISCONTINUED OPERATIONS	4,743	4,770
Total Liabilities	1,945,899	1,989,665
COMMITMENTS AND CONTINGENCIES - See Note 20
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	108,903	73,972
Total Liabilities and Shareholders’ Equity	$2,054,802	$2,063,637

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended December 31, 2025 and 2024
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2025	84,746	$21,187	$690,153	$479,048	38,400	$(1,044,496)	$(71,920)	$—	$73,972
Net income	—	—	—	64,387	—	—	—	—	64,387
Dividend	—	—	—	(10,089)	—	—	—	—	(10,089)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	160	(11,846)	—	—	(11,846)
Common stock acquired including excise taxes	—	—	—	—	247	(18,500)	—	—	(18,500)
Equity awards granted, net	—	—	(17,345)	—	(634)	17,345	—	—	—
Stock-based compensation	—	—	6,427	—	—	—	—	—	6,427
Other comprehensive income, net of tax	—	—	—	—	—	—	4,552	—	4,552
Balance at December 31, 2025	84,746	$21,187	$679,235	$533,346	38,173	$(1,057,497)	$(67,368)	$—	$108,903

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock	—	—	537	—	—	104	—	—	641
Stock-based compensation	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenue	$649,088	$632,371
Cost of goods and services	382,323	368,095
Gross profit	266,765	264,276

Selling, general and administrative expenses	153,406	152,181
Income from operations	113,359	112,095

Other income (expense)
Interest expense	(22,104)	(24,887)
Interest income	357	406
Gain on sale of real estate	—	7,974
Loss from debt extinguishment	(556)	—
Other, net	(1,090)	1,832
Total other expense, net	(23,393)	(14,675)

Income before taxes	89,966	97,420
Provision for income taxes	25,579	26,569
Net income	$64,387	$70,851

Basic earnings per common share	$1.44	$1.56

Basic weighted-average shares outstanding	44,655	45,538

Diluted earnings per common share	$1.41	$1.49

Diluted weighted-average shares outstanding	45,765	47,541

Dividends paid per common share	$0.22	$0.18

Net income	$64,387	$70,851
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	3,601	(20,018)
Pension and other post retirement plans	1,928	55
Change in cash flow hedges	(977)	2,264
Total other comprehensive income (loss), net of taxes	4,552	(17,699)
Comprehensive income, net	$68,939	$53,152

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,387	$70,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,703	15,614
Stock-based compensation	6,427	5,378
Provision for losses on accounts receivable	1,862	1,182
Amortization of debt discounts and issuance costs	1,052	1,029
Loss from debt extinguishment	556	—
Pension and other post-retirement non-cash charges	2,310	636
Loss on sale of assets and investments	—	168
Gain on sale of real estate	—	(7,974)
Change in assets and liabilities:
Decrease in accounts receivable	15,826	35,445
(Increase) decrease in inventories	1,939	(393)
Increase in prepaid and other assets	(3,510)	(5,066)
Increase in accounts payable, accrued liabilities, income taxes payable and operating lease liabilities	286	25,941
Other changes, net	154	111
Net cash provided by operating activities	106,992	142,922
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,662)	(17,456)
Proceeds from the sale of property, plant and equipment	—	17,220
Net cash used in investing activities	(7,662)	(236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,196)	(9,037)
Purchase of shares for treasury	(30,308)	(49,083)
Payments of long-term debt	(60,000)	(50,000)
Financing costs	(38)	(42)
Other, net	(12)	41
Net cash used in financing activities	(101,554)	(108,121)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(730)	(180)
Net cash used in discontinued operations	(730)	(180)
Effect of exchange rate changes on cash and equivalents	(811)	3,129
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,765)	37,514
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	99,045	114,438
CASH AND EQUIVALENTS AT END OF PERIOD	$95,280	$151,952
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$1,559	$2,064

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
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company”, “Griffon”, “we” or “us”) is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities, as well as divestitures. As long-term investors, we intend to continue to grow and strengthen our existing businesses, and to diversify further through investments in our businesses and acquisitions.

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

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. Any gain or loss as the result of this transaction will be determined at closing. Additionally, Griffon announced the initiation of a comprehensive review of strategic alternatives for its AMES Australia operations and AMES United Kingdom operations. As a result of these actions, beginning with Griffon’s second quarter 2026 reporting, AMES’ U.S., Canada, Australia, and U.K. operations, which are currently part of Griffon’s CPP segment, will be reported as discontinued operations. Furthermore, in connection with these actions, we announced that the remaining reporting unit within the CPP segment, the Hunter Fan Company, will be combined with Griffon’s HBP segment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business, properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s businesses are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet information at September 30, 2025 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On December 31, 2025, the fair values of Griffon’s Senior Notes and Term Loan B facility approximated $972,338 and $390,459, respectively. Fair values were based upon quoted market prices (Level 1 inputs).

Insurance contracts with values of $5,261 at December 31, 2025 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (Level 2 inputs) and are included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2025, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At December 31, 2025, Griffon had $69,000 of Australian Dollar contracts at a weighted average rate of $1.50 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included a deferred loss of $587 ($411, net of tax) at December 31, 2025. Upon settlement, gains of $536 were recorded in COGS during the three months ended December 31, 2025. All contracts expire in 30 to 210 days.

At December 31, 2025, Griffon had $14,500 of Chinese Yuan contracts at a weighted average rate of $7.07 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred gains of $237 ($173, net of tax) at December 31, 2025. Upon settlement, gains of $62 were recorded in COGS during the three months ended December 31, 2025. All contracts expire in 30 to 181 days.

At December 31, 2025, Griffon had $6,300 of Canadian Dollar contracts at a weighted average rate of $1.37. The contracts, which protect Canadian operations from currency fluctuations for U.S. Dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2025, fair value losses of $112 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (Level 2 inputs). Realized losses of $15 were recorded in Other income during the three months ended December 31, 2025 for all settled contracts. All contracts expire in 30 to 240 days.

At December 31, 2025, Griffon had CAD $3,923 of Chinese Yuan contracts at a weighted average rate of CAD $5.10. These contracts, which protect Canadian operations from currency fluctuations for Chinese Yuan based purchases, do not qualify for hedge accounting and fair value gains of $29 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (Level 2 inputs), for the three months ended December 31, 2025. Realized gains were $10 during the three months ended December 31, 2025. All contracts expire in 15 to 240 days.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. See Note 12 - Reportable Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At December 31, 2025	At September 30, 2025
Raw materials and supplies	$87,273	$89,305
Work in process	14,444	13,685
Finished goods	338,603	337,782
Total	$440,320	$440,772

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2025	At September 30, 2025
Land, building and building improvements	$161,634	$160,233
Machinery and equipment(1)	506,678	498,656
Leasehold improvements	38,366	38,317
	706,678	697,206
Accumulated depreciation	(413,583)	(403,678)
Total	$293,095	$293,528
(1) Machinery and equipment includes approximately $23,236 and $33,239 of construction in progress assets as of December 31, 2025 and September 30, 2025, respectively.
Depreciation and amortization expense for property, plant and equipment was $9,844 and $9,850 for the quarters ended December 31, 2025 and 2024, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses was $3,923 and $4,334 for the quarters ended December 31, 2025 and 2024, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
The net book value of certain owned CPP manufacturing properties, which ceased operations and have met the criteria to be classified as held for sale totaled $5,534 and $5,609 as of December 31, 2025 and September 30, 2025, respectively.

During the three months ended December 31, 2025, no event or indicator of impairment occurred which would require testing of property, plant and equipment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 6 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less expected allowances for credit losses and, when appropriate, for customer program reserves and cash discounts. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivable balances and the financial condition of its customers. The expected allowance for credit losses represents estimated uncollectible receivables associated with potential customer defaults on contractual payment obligations (usually due to customers’ potential insolvency) and estimates for returns. As of December 31, 2025 and September 30, 2025, the allowance for credit losses includes an allowance for sales returns of $3,447 and $2,876, respectively. The allowance for credit losses includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected allowance for credit losses is recorded in SG&A expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

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

Based on a review of the Company's policies and procedures across all segments, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions, Griffon determined that its method to determine expected allowances for credit losses is in accordance with the accounting guidance for credit losses on financial instruments, including trade receivables, in all material respects.

The following table provides a roll-forward of the allowance for credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Three months ended December 31,
	2025	2024
Beginning Balance, October 1	$10,086	$10,986
Provision for expected credit losses	1,862	1,182
Amounts written off charged against the allowance	(723)	(334)
Other, primarily foreign currency translation	129	(68)
Ending Balance, December 31	$11,354	$11,766

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides a summary of the carrying value of goodwill by segment as of December 31, 2025 and September 30, 2025, as follows:

Home and Building Products	$191,253
Consumer and Professional Products	1,664
Total	$192,917

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2025			At September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$450,051	$159,466	17	$449,203	$153,507
Technology and patents	18,951	10,539	10	18,596	10,147
Total amortizable intangible assets	469,002	170,005		467,799	163,654
Trademarks	184,347	—		183,969	—
Total intangible assets	$653,349	$170,005		$651,768	$163,654

The gross carrying amount of intangible assets was favorably impacted by $1,581 related to foreign currency translation.

Amortization expense for intangible assets was $5,859 and $5,764 for the quarters ended December 31, 2025 and 2024, respectively. Amortization expense for the remainder of 2026 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2026 - $17,740; 2027 - $23,600; 2028 - $23,600; 2029 - $23,500; 2030 - $23,300; 2031 - $23,300; thereafter $163,957.

Indicators of impairment were not present for any of Griffon's reporting units during the three months ended December 31, 2025 and 2024, respectively.

NOTE 8 – INCOME TAXES

During the quarter ended December 31, 2025, the Company recognized a tax provision of $25,579 on income before taxes of $89,966, compared to a tax provision of $26,569 on income before taxes of $97,420 in the prior year quarter. The current year quarter results included the impact of retirement plan events of $1,609 ($1,224, net of tax); loss from debt extinguishment of $556 ($423, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $268. The prior year quarter results included a gain on the sale of real estate of $7,974 ($5,943, net of tax); strategic review costs - retention and other of $1,651 ($1,215, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $250. Excluding these items, the effective tax rates for the quarters ended December 31, 2025 and 2024 were 28.0% and 27.7%, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – LONG-TERM DEBT

Debt at December 31, 2025 and September 30, 2025 consisted of the following:

		At December 31, 2025					At September 30, 2025
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$109	(4,376)	$970,508	5.75%	$974,775	$121	$(4,880)	$970,016	5.75%
Term Loan B due 2029	(b)	389,000	(371)	(3,356)	385,273	Variable	449,000	(461)	(4,169)	444,370	Variable
Revolver due 2028	(b)	—	—	(1,927)	(1,927)	Variable	—	—	(2,113)	(2,113)	Variable
Non US lines of credit	(c)	—	—	(9)	(9)	Variable	—	—	(34)	(34)	Variable
Other debt	(d)	384	—	—	384	Variable	251	—	—	251	Variable
Totals		1,364,159	(262)	(9,668)	1,354,229		1,424,026	(340)	(11,196)	1,412,490
less: Current portion		(8,119)	—	—	(8,119)		(8,103)	—	—	(8,103)
Long-term debt		$1,356,040	$(262)	$(9,668)	$1,346,110		$1,415,923	$(340)	$(11,196)	$1,404,387

Interest expense for the three months ended December 31, 2025 and 2024 consists of the following:

		Three Months Ended December 31, 2025					Three Months Ended December 31, 2024
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	5.9%	$14,012	$(12)	$505	$14,505	5.9%	$14,012	$(12)	$505	$14,505
Term Loan B due 2029	(b)	6.5%	6,873	35	313	7,221	7.3%	8,055	35	313	8,403
Revolver due 2028	(b)	Variable	248	—	186	434	Variable	1,877	—	186	2,063
Non US lines of credit	(c)	Variable	80	—	25	105	Variable	2	—	2	4
Other long term debt	(d)	Variable	7	—	—	7	Variable	59	—	—	59
Capitalized interest			(168)	—	—	(168)		(147)	—	—	(147)
Totals			$21,052	$23	$1,029	$22,104		$23,858	$23	$1,006	$24,887

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2025, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on December 31, 2025 based upon quoted market prices (Level 1 inputs). At December 31, 2025, $4,376 of underwriting fees and other expenses incurred remained to be amortized.

(b) On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Additionally, during 2024 Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.68% as of December 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $390,459 on December 31, 2025 based upon quoted market prices (Level 1 inputs).

During the quarter ended December 31, 2025, Griffon prepaid $58,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payment of $2,000. In connection with this prepayment Griffon recognized a $556 loss on debt extinguishment, $500 related to the write-off of underwriting fees and other expenses and $56 of the original issue discount. Since the inception of the loan, Griffon has prepaid $383,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of December 31, 2025, the Term Loan B outstanding balance was $389,000. At December 31, 2025, unamortized costs of $3,356 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

On August 1, 2023, Griffon amended and restated the Credit Agreement to increase the maximum borrowing availability under the Revolver from $400,000 to $500,000 and extend the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver also includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.53% at December 31, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at December 31, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at December 31, 2025).

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
At December 31, 2025, under the Credit Agreement, there were no outstanding borrowings on the Revolver; outstanding standby letters of credit were $14,328; and $485,672 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)     In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that was renewed in January 2026 and is renewable annually upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average (“CORRA”) plus a credit adjustment spread and a margin of 1.2% (3.80% as of December 31, 2025). At December 31, 2025, there were no outstanding borrowings under the revolving credit facility with CAD 20,000 ($14,618 as of December 31, 2025) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in March 2025 and now matures in March 2026, but is renewable annually upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (4.80% at December 31, 2025). At December 31, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,109 as of December 31, 2025) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

(d)     The balance in other long-term debt consists of finance leases.

At December 31, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the three months ended December 31, 2025, the Company paid a quarterly cash dividend of $0.22 per share. During fiscal year 2025, the Company paid four quarterly cash dividends of $0.18 per share, totaling $0.72. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At December 31, 2025, accrued dividends were $1,855.

The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in Griffon's Employee Stock Ownership Plan (the “ESOP”) through December 31, 2024 were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. The ESOP loan was paid in full as of December 31, 2024 and dividends paid after that date are paid in cash directly to participant accounts.

The ESOP was frozen as of September 30, 2024; this means that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, all U.S. employees of Griffon, who were not members of a collective bargaining unit, were automatically eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). During the three months ended December 31, 2024 the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of December 31, 2025, there were 3,903,275 shares of common stock in the ESOP, all of which were allocated to participant accounts.

On February 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on March 18, 2026 to shareholders of record as of the close of business on February 27, 2026.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of December 31, 2025, there were 1,268,348 shares available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the target number of shares granted, upon achieving certain performance criteria or market conditions multiplied by the grant date fair value. The Monte Carlo Simulation Model is used to estimate the grant-date fair value of restricted stock awards that include market conditions. Compensation cost related to stock-based awards with graded vesting, generally over a period of three years, is recognized using the straight-line attribution method and recorded within SG&A expenses. The Company’s compensation expense relating to all stock-based incentive plans was $6,427 and $5,378 for the three months ended December 31, 2025 and 2024, respectively.

During the first quarter of 2026, Griffon granted 147,398 shares of restricted stock and restricted stock units to 29 executives and key employees, subject to certain performance conditions, with a vesting period of thirty-six months and a total fair value of $9,855, or a weighted average fair value of $66.86 per share. During the first quarter of 2026, Griffon also granted 531,456 shares of restricted stock to four senior executives with a vesting period of thirty-six months and a two-year post-vesting holding period, subject to the achievement of certain performance conditions relating to required levels of return on invested capital and the relative total shareholder return of Griffon's common stock as compared to a market index. So long as the minimum performance conditions are attained, the amount of shares that can vest will range from a minimum of 88,578 to a maximum of 531,456, with the target number of shares being 177,152. The total estimated fair value of these restricted shares, assuming achievement of the performance conditions at target, is $14,326, or a weighted average fair value of $80.87 per share (based on the target number of shares).

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter ended December 31, 2025 totaled 246,737 shares of common stock, for a total of $18,063, or an average of $73.21 per share, excluding excise taxes of $181. As of December 31, 2025, $279,950 remains available under Griffon's Board authorized repurchase program.

During the quarter ended December 31, 2025, 159,856 shares, with a market value of $11,989, or an average of $75.00 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $143.

During the quarter ended December 31, 2025, $181 was accrued for excise taxes for share repurchases, which was partially offset by the reversal of $143 of excise taxes to adjust for a benefit related to employee vesting. As of December 31, 2025, $732 was accrued for excise taxes for share repurchases.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2025	2024
Common shares outstanding	46,574	48,122
Non-vested restricted stock	(1,877)	(2,677)
Impact of weighted average shares	(42)	93
Weighted average shares outstanding - basic	44,655	45,538
Incremental shares from stock-based compensation	1,110	2,003
Weighted average shares outstanding - diluted	45,765	47,541

NOTE 12 – REPORTABLE SEGMENTS

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2025	2024
Home and Building Products	$408,004	$395,401
Consumer and Professional Products	241,084	236,970
Total revenue	$649,088	$632,371

Griffon defines our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing segment performance. The CODM evaluates performance and allocates resources based on segment adjusted EBITDA, a non-GAAP measure, defined as income before taxes, excluding interest income and expense, depreciation and amortization, strategic review charges, non-cash impairment charges, restructuring charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Segment adjusted EBITDA also excludes unallocated amounts, mainly corporate overhead. Griffon believes this information is useful to investors for the same reason.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The following two tables provide a reconciliation of revenue to segment adjusted EBITDA and segment adjusted EBITDA to income before taxes:

	Home and Building Products		Consumer and Professional Products
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2025	2024	2025	2024
Revenue	$408,004	$395,401	$241,084	$236,970
Adjusted costs of goods and services (1)	(216,965)	(201,728)	(165,358)	(166,367)
Adjusted selling, general and administrative expenses (2)	(72,594)	(70,694)	(66,196)	(65,841)
Depreciation and amortization	4,401	4,275	11,129	11,218
Other segment items (3)	(11)	(212)	1,071	2,212
Segment adjusted EBITDA (4)	$122,835	$127,042	$21,730	$18,192

	For the Three Months Ended December 31,
	2025	2024
Segment adjusted EBITDA:
Home and Building Products	$122,835	$127,042
Consumer and Professional Products	21,730	18,192
Segment adjusted EBITDA	144,565	145,234
Unallocated amounts, excluding depreciation(5)	(14,984)	(14,042)
Net interest expense	(21,747)	(24,481)
Depreciation and amortization	(15,703)	(15,614)
Impact of retirement plan events	(1,609)	—
Loss from debt extinguishment	(556)	—
Gain on sale of real estate	—	7,974
Strategic review - retention and other	—	(1,651)
Income before taxes	$89,966	$97,420
_____________________________
(1) Adjusted costs of goods and services excludes items that may affect comparability, as applicable, and includes depreciation and amortization.
(2) Adjusted selling, general and administrative expenses excludes strategic review - retention and other expenses, and includes depreciation and amortization.
(3) The Other segment items category includes rental income, foreign exchange gains/losses and other miscellaneous expenses.
(4) Segment adjusted EBITDA includes other income and excludes depreciation, amortization and normalized items.
(5) Unallocated amounts mainly consists of corporate overhead costs maintained at the corporate level, which are not allocated to the business segments. These expenses include equity-based compensation costs, expenses relating to treasury, accounting, consulting, advisory, legal, tax and audit, insurance, financial reporting services and various administrative expenses related to corporate headquarters.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2025	2024
Segment:
Home and Building Products	$4,401	$4,275
Consumer and Professional Products	11,129	11,218
Total segment depreciation and amortization	15,530	15,493
Corporate	173	121
Total consolidated depreciation and amortization	$15,703	$15,614

	For the Three Months Ended December 31,
	2025	2024

CAPITAL EXPENDITURES
Segment:
Home and Building Products	$5,208	$8,831
Consumer and Professional Products	2,342	4,361
Total segment capital expenditures	7,550	13,192
Corporate	112	4,264
Total consolidated capital expenditures	$7,662	$17,456

ASSETS	At December 31, 2025	At September 30, 2025
Segment assets:
Home and Building Products	$757,973	$770,072
Consumer and Professional Products(1)	1,172,427	1,164,957
Total segment assets	1,930,400	1,935,029
Corporate	118,414	122,607
Total continuing assets	2,048,814	2,057,636
Discontinued operations	5,988	6,001
Consolidated total	$2,054,802	$2,063,637

(1) The net book value of certain owned CPP manufacturing properties, which ceased operations and have met the criteria to be classified as held for sale, totaled $5,534 and $5,609 as of December 31, 2025 and September 30, 2025, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market and segment:

	Three Months Ended December 31,
	2025	2024
Residential repair and remodel(1)	$202,111	$194,682
Commercial	173,414	166,867
Residential new construction(1)	32,479	33,852
Total Home and Building Products	408,004	395,401
Residential repair and remodel	68,202	70,259
Retail	47,340	47,263
Residential new construction	13,678	14,381
Industrial	14,066	13,854
International excluding North America	97,798	91,213
Total Consumer and Professional Products	241,084	236,970
Total Consolidated Revenue	$649,088	$632,371
_____________________
(1) The breakout between residential new construction and residential repair and remodel contains certain management assumptions, such as customer and product type.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31,
	2025			2024
	HBP	CPP	Total	HBP	CPP	Total
United States	$392,792	$122,525	$515,317	$378,258	$128,823	$507,081
Europe	—	4,161	4,161	—	4,540	4,540
Canada	11,430	21,330	32,760	14,116	16,004	30,120
Australia	—	89,826	89,826	—	83,131	83,131
All other countries	3,782	3,242	7,024	3,027	4,472	7,499
Consolidated revenue	$408,004	$241,084	$649,088	$395,401	$236,970	$632,371

The Company’s long-lived assets are concentrated primarily in the United States, which accounted for approximately 85% and 84% of the Company’s total long-lived assets as of December 31, 2025 and September 30, 2025, respectively. No foreign country accounted for more than 10% of the Company’s total long-lived assets as of December 31, 2025 and September 30, 2025, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension income included in Other Income (Expense), net was as follows:

	Three Months Ended December 31,
	2025	2024
Interest cost	$1,359	$1,605
Expected return on plan assets	(2,197)	(2,542)
Amortization:
Recognized actuarial loss	701	636
Net periodic benefit	$(137)	$(301)
During 2025, the Company completed the termination of the Hunter Pension Plan (the "Plan"). In connection with such termination the Plan made lump sum payments of $4,830, and placed $10,859 of assets with an annuity provider, based on the elections of the participants. Additionally, excess cash of $6,100 was transferred to the Company, a portion of which was transferred directly to a qualified replacement plan. In 2025, the Company recognized a gain on the termination of the Plan of $2,181, net of excise taxes, in the Consolidated Statements of Operations and Comprehensive Income (Loss).
In addition to the table above, effective August 5, 2025, the Company implemented a new retiree medical plan for certain Griffon executives. Under the plan, eligible retirees and their covered spouses are provided company-paid medical, prescription drug and dental coverage through the Company's group health plans (or if such coverage cannot be provided, an equivalent benefit), along with reimbursement for certain uncovered expenses.
During the quarter ended December 31, 2025, the Company recognized a benefit plan expense of $1,794, which includes a non-cash charge of $1,609 related to the implementation of this retiree medical plan. The Company expects to record non-cash charges related to implementation of the plan of $5,362 in 2026.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity's operations, tax risks, tax planning and operational opportunities affect its tax rate and future cash flows. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign, (2) continuing operations pre-tax income between domestic and foreign, and (3) continuing operations income tax expense by federal, state and foreign. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026 annual reporting period, and can be applied prospectively or retrospectively. While the Company is currently evaluating the guidance to determine the impact it may have on its consolidated financial statements, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosures and further disaggregation, in the notes to financial statements, of specified information regarding certain costs and expenses. The required disclosures include the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense caption. Additionally, further disclosures are required for certain amounts already required to be disclosed under current GAAP, a qualitative description of amounts remaining in relevant

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses, and on an annual basis, the definition of selling expenses. The ASU is effective for the Company beginning with the Company's fiscal year 2027 and interim reporting periods beginning with the Company's 2028 fiscal year. Implementation of this standard may be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

NOTE 15 – DISCONTINUED OPERATIONS

At December 31, 2025 and September 30, 2025, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves, and total $7,984 and $8,726, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. The following amounts summarize the total assets and liabilities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At December 31, 2025	At September 30, 2025
Assets of discontinued operations:
Prepaid and other current assets	$1,300	$1,302
Other long-term assets	4,688	4,699
Total assets of discontinued operations	$5,988	$6,001

Liabilities of discontinued operations:
Accrued liabilities, current	$3,241	$3,956
Other long-term liabilities	4,743	4,770
Total liabilities of discontinued operations	$7,984	$8,726

There was no reported revenues or costs in the three months ended December 31, 2025 and 2024 for discontinued operations.

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2025 and 2024, Other income (expense) of $(1,090) and $1,832, respectively, includes $71 and $440, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $137 and $301, respectively, net gains (losses) on investments of $(129) and $70, respectively, and royalty income of $518 and $590, respectively. Additionally, Other income (expense) includes a charge of $1,609 recorded in the three months ended December 31, 2025 associated with the establishment of a new retiree medical plan. Refer to Note 13 - Employee Benefit Plans for additional details.

NOTE 17 – WARRANTY LIABILITY

HBP and CPP offer warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require HBP and CPP to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $11,064 as of December 31, 2025 and $10,143 as of September 30, 2025. The long-term warranty liability was $1,239 at both December 31, 2025 and September 30, 2025.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)
Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024
Balance, beginning of period	$10,143	$13,050
Warranties issued and changes in estimated pre-existing warranties	4,191	5,202
Actual warranty costs incurred	(3,270)	(5,129)
Balance, end of period	$11,064	$13,123

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2025			2024

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$3,601	$—	$3,601	$(20,018)	$—	$(20,018)
Pension and other defined benefit plans	2,310	(382)	1,928	69	(14)	55
Cash flow hedges	(1,396)	419	(977)	3,234	(970)	2,264
Total other comprehensive income (loss)	$4,515	$37	$4,552	$(16,715)	$(984)	$(17,699)

The components of Accumulated other comprehensive income (loss) are as follows:

	At December 31, 2025	At September 30, 2025
Foreign currency translation adjustments	$(41,554)	$(45,155)
Pension and other defined benefit plans	(25,560)	(27,488)
Cash flow hedges	(254)	723
Total	$(67,368)	$(71,920)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2025	2024
Pension amortization	$(2,310)	$(636)
Cash flow hedges	598	735
Total gain (loss) before tax	$(1,712)	$99
Tax benefit	360	(21)
Net of tax	$(1,352)	$78

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

NOTE 19 — LEASES

The Company recognizes right-of-use ("ROU") assets and lease liabilities on the balance sheet, with the exception of leases with a term of twelve months or less. The Company determines if an arrangement is a lease at inception. The ROU assets and short and long-term liabilities associated with our Operating leases are shown as separate line items on our Condensed Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, and the related finance lease obligations are presented within debt on our Condensed Consolidated Balance Sheets. The Company's finance leases are immaterial. ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment.

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

For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the ROU asset is included in property, plant and equipment, net and is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less (a "Short-term" lease), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Condensed Consolidated Balance Sheets. Variable lease costs are recognized as incurred. Components of operating lease costs are as follows:

	For the Three Months Ended December 31,
	2025	2024
Fixed	$11,745	$11,634
Variable (a), (b)	2,455	2,667
Short-term (b)	1,803	1,243
Total	$16,003	$15,544
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information were as follows:

	For the Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,664	$10,893
Financing cash flows from finance leases	38	42
Total	$9,702	$10,935

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$21,337	$8,804
Finance leases	179	—
Total	$21,516	$8,804

Supplemental Condensed Consolidated Balance Sheet information related to leases were as follows:

	December 31, 2025	September 30, 2025
Operating Leases:
Right of use assets:
Operating right-of-use assets	$181,170	$167,829

Lease Liabilities:
Current portion of operating lease liabilities	$34,370	$32,307
Long-term operating lease liabilities	159,299	147,203
Total operating lease liabilities	$193,669	$179,510

Finance Leases:
Property, plant and equipment, net(1)	$525	$430

Lease Liabilities:
Notes payable and current portion of long-term debt	$117	$102
Long-term debt, net	267	149
Total financing lease liabilities	$384	$251
(1) Finance lease assets are recorded net of accumulated depreciation of $755 and $1,399 as of December 31, 2025 and September 30, 2025, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The aggregate future maturities of lease payments for operating leases and finance leases as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases
2026(a)	$33,871	$109
2027	41,559	95
2028	35,645	90
2029	30,363	82
2030	22,721	44
2031	16,136	10
Thereafter	57,120	—
Total lease payments	$237,415	$430
Less: Imputed Interest	(43,746)	(46)
Present value of lease liabilities	$193,669	$384
(a) Excluding the quarter ended December 31, 2025.

Average lease terms and discount rates at December 31, 2025 were as follows:

Weighted-average remaining lease term (years):
Operating Leases	6.75
Finance Leases	4.03

Weighted-average discount rate:
Operating Leases	6.12%
Finance Leases	6.01%

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Peekskill Site. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted lamp manufacturing and metal finishing operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. ISCP sold the Peekskill Site in December 1982.

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

NOTE 21 — SUBSEQUENT EVENT

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. Any gain or loss as the result of this transaction will be determined at closing. Additionally, Griffon announced the initiation of a comprehensive review of strategic alternatives for its AMES Australia operations and AMES United Kingdom operations. As a result of these actions, beginning with Griffon’s second quarter 2026 reporting, AMES’ U.S., Canada, Australia, and U.K. operations, which are currently part of Griffon’s CPP segment, will be reported as discontinued operations. Furthermore, in connection with these actions, we announced that the remaining reporting unit within the CPP segment, the Hunter Fan Company, will be combined with Griffon’s HBP segment.

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

Since 2017, we have undertaken a series of transformative transactions to strengthen our core businesses and increase shareholder value. We divested our specialty plastics business in 2018 and our defense electronics (Telephonics) business in 2022 to focus on our core markets and improve our free cash flow conversion. In our Home and Building Products ("HBP") segment, we acquired CornellCookson, Inc. ("CornellCookson") in 2018, which has helped establish us as a leading North American manufacturer and marketer of residential garage doors and sectional commercial doors, and rolling steel doors and grille products, under brands that include Clopay, Ideal, Cornell and Cookson. In our Consumer and Professional Products ("CPP") segment, we expanded the scope of our brands through the acquisition of ClosetMaid, LLC ("ClosetMaid") in 2018 and Hunter Fan Company ("Hunter") in January 2022; and in 2024 we acquired substantially all the assets of Pope, a leading Australian provider of residential watering products.

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. Any gain or loss as the result of this transaction will be determined at closing. Additionally, Griffon announced the initiation of a comprehensive review of strategic alternatives for its AMES Australia operations and AMES United Kingdom operations. As a result of these actions, beginning with Griffon’s second quarter 2026 reporting, AMES’ U.S., Canada, Australia, and U.K. operations, which are currently part of Griffon’s CPP segment, will be reported as discontinued operations. Furthermore, in connection with these actions, we announced that the remaining reporting unit within the CPP segment, the Hunter Fan Company, will be combined with Griffon’s HBP segment.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file periodic reports, proxy statements, and other information, including our Code of Conduct, with the U.S. Securities and Exchange Commission (the “SEC”). Such periodic reports, proxy statements, and other information are available on the SEC's website at www.sec.gov.

Griffon posts and makes available, free of charge through its website at www.griffon.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as well as press releases, as soon as reasonably practicable after such materials are published or filed with or furnished to the SEC. The information found on Griffon's website is not incorporated into this or any other report it files with or furnishes to the SEC.

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

OVERVIEW

Revenue for the quarter ended December 31, 2025 was $649,088 compared to $632,371 in the prior year quarter, an increase of $16,717, or 3%, primarily due to increased revenue at both HBP and CPP. Net income was $64,387 or $1.41 per share, compared to $70,851, or $1.49 per share, in the prior year quarter.

The current year quarter results from operations included the following:

–    Impact of retirement plan events of $1,609 ($1,224, net of tax, or $0.03 per share);
–    Loss from debt extinguishment of $556 ($423, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $268 or $0.01 per share.

The prior year quarter results from operations included the following:

–    Gain on sale of real estate of $7,974 ($5,943, net of tax, or $0.13 per share);
–    Strategic review - retention and other of $1,651 ($1,215, net of tax, or $0.03 per share); and
– Discrete and certain other tax benefits, net, of $250 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $66,302, or $1.45 per share in the quarter ended December 31, 2025 compared to $65,873, or $1.39 per share, in the prior year quarter.

Griffon evaluates performance based on adjusted net income and the related adjusted earnings per share, which are non-GAAP measures that exclude the impact of retirement plan events, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

	For the Three Months Ended December 31,
	2025	2024
	(Unaudited)

Net income	$64,387	$70,851

Adjusting items:
Impact of retirement plan events(1)	1,609	—
Loss from debt extinguishment	556	—
Gain on sale of real estate	—	(7,974)
Strategic review - retention and other	—	1,651
Tax impact of above items(2)	(518)	1,595
Discrete and certain other tax provisions (benefits), net(3)	268	(250)

Adjusted net income	$66,302	$65,873

Earnings per common share	$1.41	$1.49

Adjusting items, net of tax:
Impact of retirement plan events(1)	0.03	—
Loss from debt extinguishment	0.01	—
Gain on sale of real estate	—	(0.13)
Strategic review - retention and other	—	0.03
Discrete and certain other tax provisions (benefits), net(3)	0.01	(0.01)

Adjusted earnings per common share	$1.45	$1.39

Diluted weighted-average shares outstanding (in thousands)	45,765	47,541

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three months ended December 31, 2025, the impact of retirement plan events relates to a non-cash charge of $1,609 included in Other, net associated with the establishment of a retiree medical plan. The Company will recognize a non-cash charge related to such plan of $5,362 ratably over the first 10 months of fiscal 2026.

(2) The tax impact for the above reconciling adjustments from GAAP net income to non-GAAP adjusted net income and the related adjusted EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) Discrete and certain other tax provisions (benefits) primarily relate to the impact of a rate differential between the statutory and annual effective tax rates on items impacting the quarter.

RESULTS OF OPERATIONS

Three Months ended December 31, 2025 and 2024

Griffon evaluates performance and allocates resources based on each segment adjusted EBITDA, a non-GAAP measure, which is defined as income before taxes, excluding interest income and expense, depreciation and amortization, unallocated amounts (mainly corporate overhead), strategic review charges, non-cash impairment charges, and acquisition related expenses, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. See table provided in Note 12 - Reportable Segments for a reconciliation of adjusted EBITDA to income before taxes.

Home and Building Products

	For the Three Months Ended December 31,
	2025		2024
Residential	$234,590		$228,534
Commercial	173,414		166,867
Total Revenue	$408,004		$395,401
Adjusted EBITDA	$122,835	30.1%	$127,042	32.1%
Depreciation and amortization	$4,401		$4,275

For the quarter ended December 31, 2025, HBP revenue increased $12,603, or 3%, compared to the prior year quarter primarily due to favorable pricing and mix of 7% for both residential and commercial, partially offset by reduced volume of 4% driven by residential.

For the quarter ended December 31, 2025, adjusted EBITDA of $122,835 decreased $4,207 or 3%, compared to $127,042 in the prior year quarter, resulting from increased material costs, labor costs and operating expenses and the impact of reduced volume on absorption, partially offset by increased revenue noted above.

For the quarter ended December 31, 2025, segment depreciation and amortization increased $126 compared with the prior year quarter due to new assets placed in service.

Consumer and Professional Products

	For the Three Months Ended December 31,
	2025		2024
United States	$122,525		$128,823
Europe	4,161		4,540
Canada	21,330		16,004
Australia	89,826		83,131
All other countries	3,242		4,472
Total Revenue	$241,084		$236,970
Adjusted EBITDA	$21,730	9.0%	$18,192	7.7%
Depreciation and amortization	$11,129		$11,218

For the quarter ended December 31, 2025, revenue increased $4,114, or 2%, compared to the prior year quarter, primarily driven by price and mix with increased volume in Australia and Canada, offset by decreased volume in the United States.

For the quarter ended December 31, 2025, adjusted EBITDA of $21,730 increased $3,538 compared to $18,192 in the prior year quarter, primarily due to the net increase in revenue noted above.

For the quarter ended December 31, 2025, segment depreciation and amortization remained consistent with the prior year quarter.

Unallocated

For the quarter ended December 31, 2025, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs of $14,984, increasing $942 compared to the prior year quarter of $14,042, due to an increase in equity compensation expense.

Segment Depreciation and Amortization

For the three months ended December 31, 2025, segment depreciation and amortization of $15,530 remained consistent with the prior year quarter.

Other Income (Expense)

For the quarters ended December 31, 2025 and 2024, Other income (expense) of $(1,090) and $1,832, respectively, includes $71 and $440, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan income of $137 and $301, respectively, net gains (losses) on investments of $(129) and $70, respectively, and royalty income of $518 and $590, respectively. Additionally, Other income (expense) includes a charge of $1,609 recorded in the three months ended December 31, 2025 associated with the establishment of a new retiree medical plan.

Provision for income taxes

During the quarter ended December 31, 2025, the Company recognized a tax provision of $25,579 on income before taxes of $89,966, compared to a tax provision of $26,569 on income before taxes of $97,420 in the prior year quarter. The current year quarter results included the impact of retirement plan events of $1,609 ($1,224, net of tax); loss from debt extinguishment of $556 ($423, net of tax); and discrete and certain other tax provisions, net, that affect comparability of $268. The prior year quarter results included a gain on the sale of real estate of $7,974 ($5,943, net of tax); strategic review costs - retention and other of $1,651 ($1,215, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $250. Excluding these items, the effective tax rates for the quarters ended December 31, 2025 and 2024 were 28.0% and 27.7%, respectively.
Stock-based compensation
For the quarters ended December 31, 2025 and 2024, stock based compensation expense related to restricted stock and restricted stock unit awards totaled $6,427 and $5,378, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2025, total other comprehensive income, net of taxes, of $4,552 included a gain of $3,601 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; a $977 loss on cash flow hedges; and a $1,928 benefit from pension amortization.

For the quarter ended December 31, 2024, total other comprehensive loss, net of taxes, of $17,699 included a loss of $20,018 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar; a $2,264 gain on cash flow hedges; and a $55 benefit from pension amortization.

DISCONTINUED OPERATIONS

At December 31, 2025 and September 30, 2025, Griffon’s liabilities for discontinued operations primarily relate to insurance claims, income taxes, product liability, warranty and environmental reserves totaling $7,984 and $8,726, respectively. Griffon's assets for discontinued operations primarily relate to insurance claims. There were no reported revenues or costs in the three months ended December 31, 2025 and 2024 for discontinued operations.

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

As of December 31, 2025, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $41,600. Our intent is to permanently reinvest these funds, except in limited circumstances, outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries if the Company determines that it is beneficial for the company and tax efficient. The Company has accrued a deferred tax liability for withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested. In the event we determine that additional funds from non-U.S. operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S. taxes to repatriate these additional funds.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the three months ended December 31, 2025, the Company generated $106,992 of net cash from operating activities and, as of December 31, 2025, the Company had $485,672 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and equivalents of $95,280 at December 31, 2025.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows	For the Three Months Ended December 31,
	2025	2024
Net Cash Flows Provided by (Used In):
Operating activities	$106,992	$142,922
Investing activities	(7,662)	(236)
Financing activities	(101,554)	(108,121)

Cash flows provided by operating activities for the three months ended December 31, 2025 was $106,992, compared to $142,922 in the prior year period. In both the three months ended December 31, 2025 and 2024, cash provided by operating activities benefited from increased cash generated from operations at HBP and decreases in net working capital. The net working capital decrease for the three months ended December 31, 2025 was primarily driven by a decrease in accounts receivable, while the decrease for the three months ended December 31, 2024 was primarily driven by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities is primarily comprised of capital expenditures and proceeds from the sale of property, plant and equipment. During the three months ended December 31, 2025, cash flows used in investing activities was $7,662 compared to $236 in the prior year period. Cash flows used in investing activities in the current period consisted of capital expenditures of $7,662. In the prior year period, cash flows used in investing activities consisted primarily of capital expenditures of $17,456, partially offset by proceeds totaling $17,220 from the sale of real estate.

During the three months ended December 31, 2025, cash used in financing activities totaled $101,554 compared to $108,121 in the prior year period. Cash flows used in financing activities in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $30,308, the payment of dividends of $11,196 and payments of long-term debt of $60,000 related to the Term Loan B. Cash flows used in financing activities in the prior year period consisted primarily of repayments of long-term debt of $50,000, primarily related to the Revolver, the purchase of shares of common stock in connection with the Board authorized share repurchase program and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $49,083, and the payment of dividends of $9,037.

During the quarter ended December 31, 2025, 159,856 shares, with a market value of $11,989, or an average of $75.00 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $143.

During the three months ended December 31, 2025, the Board of Directors approved and paid a quarterly cash dividend of $0.22 per share. During fiscal 2025, the Board of Directors approved four quarterly cash dividends each for $0.18 per share, totaling $0.72 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On February 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on March 18, 2026 to shareholders of record as of the close of business on February 27, 2026.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the three months ended December 31, 2025 totaled 246,737 shares of common stock, for a total of $18,063, or an average of $73.21 per share, excluding excise taxes of $181. As of December 31, 2025, $279,950 remained under the Board authorized repurchase program.

During the three months ended December 31, 2025 and 2024, cash used in discontinued operations from operating activities was $730 and $180, respectively, primarily related to the settling of certain liabilities and environmental costs.

Cash and Equivalents and Debt	December 31,	September 30,
	2025	2025
Cash and equivalents	$95,280	$99,045
Notes payable and current portion of long-term debt	8,119	8,103
Long-term debt, net of current maturities	1,346,110	1,404,387
Debt discount/premium and issuance costs	9,930	11,536
Total gross debt	1,364,159	1,424,026
Debt, net of cash and equivalents	$1,268,879	$1,324,981

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of December 31, 2025, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on December 31, 2025 based upon quoted market prices (Level 1 inputs). At December 31, 2025, $4,376 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the revolving credit facility (the "Revolver") provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Additionally, during 2024 Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.68% as of December 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver

(as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $390,459 on December 31, 2025 based upon quoted market prices (Level 1 inputs).

During the quarter ended December 31, 2025, Griffon prepaid $58,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payment of $2,000. In connection with this prepayment Griffon recognized a $556 loss on debt extinguishment, $500 related to the write-off of underwriting fees and other expenses and $56 of the original issue discount. Since the inception of the loan, Griffon has prepaid $383,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of December 31, 2025, the Term Loan B outstanding balance was $389,000. At December 31, 2025, unamortized costs of $3,356 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

On August 1, 2023, Griffon amended and restated the Credit Agreement to increase the maximum borrowing availability under the Revolver from $400,000 to $500,000 and extend the maturity date of the Revolver from March 22, 2025 to August 1, 2028. In the event the Senior Notes are not repaid, refinanced, or replaced prior to December 1, 2027, the Revolver will mature on December 1, 2027. The amendment also modified certain other provisions of the Credit Agreement, including increasing the letter of credit sub-facility under the Revolver from $100,000 to $125,000 and increasing the customary accordion feature from a minimum of $375,000 to a minimum of $500,000. The Revolver also includes a multi-currency sub-facility of $200,000.

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.53% at December 31, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at December 31, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at December 31, 2025).

At December 31, 2025, under the Credit Agreement, there were no outstanding borrowings on the Revolver; outstanding standby letters of credit were $14,328; and $485,672 was available, subject to certain loan covenants, for borrowing at that date.

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

In November 2012, Garant G.P. (“Garant”), a Griffon wholly owned subsidiary, entered into a CAD 15,000 revolving credit facility, which expired in December 2024. In January 2025, Garant entered into a new CAD 20,000 revolving credit facility that was renewed in January 2026 and is renewable annually upon mutual agreement with the lender. The new facility accrues interest at Canadian Overnight Repo Rate Average (“CORRA”) plus a credit adjustment spread and a margin of 1.2% (3.80% as of December 31, 2025). At December 31, 2025, there were no outstanding borrowings under the revolving credit facility with CAD 20,000 ($14,618 as of December 31, 2025) available.

During 2023, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries (collectively, "Griffon Australia") amended its AUD 15,000 receivable purchase facility to AUD 30,000. The receivable purchase facility was renewed in March 2025 and now matures in March 2026, but is renewable annually upon mutual agreement with the lender. The receivable purchase facility accrues interest at Bank Bill Swap Rate plus 1.25% per annum (4.80% at December 31, 2025). At December 31, 2025, there was no balance outstanding under the receivable purchase facility with AUD 30,000 ($20,109 as of December 31, 2025) available. The receivable purchase facility is secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level.

The balance in other long-term debt consists of finance leases.

At December 31, 2025, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Credit Agreement defines the Company's net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA (as defined above) and TTM stock-based compensation expense. Net Debt to EBITDA, as calculated in accordance with this definition, was 2.3x at December 31, 2025.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028, and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $389,000 at December 31, 2025 and Revolver maturing in 2028 which had no outstanding borrowings at December 31, 2025. The Term Loan B facility accrues interest at the Term SOFR plus a spread of 2.00% (5.68% as of December 31, 2025). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 1.75% (5.53% at December 31, 2025); SONIA loans accrue interest at SONIA Base Rate plus a credit spread adjustment and a margin of 1.75% (5.51% at December 31, 2025); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at December 31, 2025).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the three months ended December 31, 2025, our largest customer, The Home Depot, represented 12% of Griffon’s consolidated revenue, 9% of HBP’s revenue and 17% of CPP's revenue.

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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, Inc., Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of December 31, 2025 and September 30, 2025 and for the three months ended December 31, 2025 and for the year ended September 30, 2025. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended		For the Year Ended
	December 31, 2025		September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$515,311	$—	$2,043,181
Gross profit	$—	$216,782	$—	$897,806
Income (loss) from operations	$(6,398)	$103,447	$(27,185)	$202,408
Equity in earnings of Guarantor subsidiaries	$69,813	$—	$114,214	$—
Net income (loss)	$(15,321)	$69,813	$(80,101)	$114,214

Summarized Balance Sheet Information

	As of December 31, 2025		As of September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$35,628	$614,346	$52,468	$615,705
Non-current assets	23,380	1,039,849	21,153	1,032,532
Total assets	$59,008	$1,654,195	$73,621	$1,648,237

Current liabilities	$80,218	$191,693	$57,620	$199,085
Long-term debt	1,345,854	265	1,404,272	149
Other liabilities	7,118	234,081	9,256	224,162
Total liabilities	$1,433,190	$426,039	$1,471,148	$423,396

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2025.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2025. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,”

“projects,” “expects,” “believes,” “achieves,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including inflation, interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon’s amended and restated Credit Agreement references a benchmark rate with SONIA or SOFR. In addition, certain other of Griffon’s credit facilities have BBSY (Bank Bill Swap Rate) and CORRA (Canadian Overnight Repo Rate Average) (based variable interest rate). Due to the current and expected level of borrowings under these facilities, a 100 basis point change in SONIA, SOFR, BBSY, or CORRA would not have a material impact on Griffon’s results of operations or liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2025	114,959	(2)	$75.94	114,959
November 1-30, 2025	291,634	(3)	$73.11	131,778
December 1-31, 2025	—		$—	—
Total	406,593			246,737	$279,950

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of December 31, 2025, $279,950 remained available for the purchase of common stock under board authorized programs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity”.

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

3.Includes (a) 131,778 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 159,856 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information

Master Transaction Agreement

On February 5, 2026, an affiliate of Griffon Corporation (“Griffon”), and the Venanpri Group, a majority-controlled portfolio company of ONCAP Management Partners, L.P. (“ONCAP”), entered into an agreement (the “Master Transaction Agreement” or “MTA”), to form a joint venture (the “JV”). The JV will consist of Griffon’s AMES Companies US and Canada businesses, which are part of Griffon’s Consumer and Professional Products segment, and ONCAP’s Venanpri Tools, which consists of its Bellota business in Spain, Mexico and Columbia, its Corona business in the U.S., and its Burgon & Ball business in the UK.

In particular, on February 5, 2026, Griffon AMES HoldCo LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of Griffon (“HoldCo”), entered into the MTA with VNPI Global Investments and Services, S.L., a Spanish sociedad limitada (“VNPI Spain”), Bellota Holding AG, a Swiss aktiengesellschaft (“Bellota Switzerland”, and collectively with VNPI Spain, “Venanpri”, and Venanpri, together with HoldCo, the “Sellers” and each, a “Seller”), Merv HoldCo LLC, a Delaware limited liability company (“Buyer”), Merv MidCo LLC, a Delaware limited liability company (“MidCo”), and Merv FinCo LLC, a Delaware limited liability company (“FinCo”), pursuant to which, among other things, Griffon HoldCo and Venanpri will each undergo a reorganization and sell the stock of certain subsidiaries to Buyer and its subsidiaries to form the JV (the “Transaction”).

The MTA provides that, upon the terms and subject to the conditions set forth therein, Buyer will acquire all of the issued and outstanding non-corporate interests of the North America business of The Ames Companies Inc. (“AMES”) for consideration consisting of $100 million in cash, a Tranche A second lien loan in the amount of $90.0 million (“Tranche A”), a Tranche B second lien loan in the amount of $71.1 million (“Tranche B” and, together with Tranche A, the “Second-Lien Loan Facilities”), and a 42.78% equity interest in Buyer. Prior to the consummation of the Transaction, AMES will be converted to a limited liability company and the equity interests of Griffon Australia Holdings PTY Ltd (“Griffon Australia”), Ames Hunter Holdings Corporation (“Hunter”), The Ames Companies UK Ltd. (“Ames UK”) and True Temper Limited (“True Temper”) will be transferred from Ames to one or more other subsidiaries of Griffon, such that Griffon Australia, Hunter, Ames UK, True Temper and their respective subsidiaries are no longer subsidiaries of AMES.

As part of the Transaction, (i) Buyer and its subsidiaries are acquiring certain subsidiaries of VNPI Spain and Bellota Switzerland from Venanpri in exchange for a 52.17% interest in Buyer and $117 million in cash, and (ii) an ONCAP-managed vehicle is providing $14 million in cash to Buyer in exchange for a 5.05% interest in Buyer (the “ONCAP Investment”). In connection with the ONCAP Investment, ONCAP has delivered an equity commitment letter to Buyer.

In order to consummate the Transaction, FinCo will be required to secure third-party debt financing. FinCo will borrow $173 million pursuant to a senior secured term loan facility and $50 million through a receivables financing; and will have access to a $22 million revolving loan facility that will be undrawn upon consummation of the Transaction (collectively, the “Third Party Debt”). In connection with the senior secured term loan facility and revolving loan facility, certain third-party lenders have entered into a debt commitment letter with Griffon and ONCAP. The parties have also entered into a debt commitment letter for the $50 million receivables financing.

In connection with HoldCo’s entry into the MTA, HoldCo has agreed to provide the Second-Lien Loan Facilities (together with the Third Party Debt, the “Debt Financing”).

The consummation of the Transaction (the “Closing”) is subject to certain conditions, including (a) (i) the expiration or termination of any waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), (ii) the expiration or termination of any applicable waiting periods, and/or the obtaining of any applicable approvals, under the competition laws of certain other jurisdictions, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Transaction and (b) the Third Party Debt having been obtained, and FinCo having received the full amount of the Third Party Debt. The obligations of each of HoldCo, Venanpri and Buyer to consummate the Transaction are also subject to additional customary conditions, including (x) subject to specific standards, the accuracy of the representations and warranties of the other parties, and (y) the performance in all material respects by the other parties of their respective obligations under the MTA.

HoldCo and Venanpri have made customary representations and warranties in the MTA and have agreed to customary covenants regarding the operation of their respective businesses and their respective subsidiaries prior to the earlier of the Closing or the date that the MTA is terminated in accordance with its terms.

Under the MTA, Griffon HoldCo and Venanpri will be subject to “no-shop” restrictions and will not, subject to certain exceptions set forth in the MTA, (i) solicit or knowingly encourage inquiries or proposals relating to alternative acquisition transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information to third parties in connection with, alternative acquisition proposals.

The MTA also includes customary termination provisions for Griffon HoldCo, Venanpri and Buyer.

The MTA requires the parties to the MTA to use their reasonable best efforts to take all actions to consummate the Transaction, including using their reasonable best efforts to obtain all required antitrust approvals. In using their reasonable best efforts to obtain antitrust approval, the parties are required to take any and all steps necessary, proper or advisable to avoid or eliminate, subject to certain exceptions, each and every impediment under the HSR Act or any other antitrust law so as to enable the consummation of the Transaction to occur as soon as reasonably possible, including, among other things, by proposing, negotiating, committing to and effecting, as necessary, the sale, divestiture or disposition of businesses, product lines or assets of the entities to be sold to the Buyer, in each case as may be required in order to avoid the entry of, or to effect the dissolution of, any preliminary or permanent injunction which would otherwise have the effect of preventing the consummation of the Transaction.

The MTA has been filed as Exhibit 2.1 hereto to provide investors and securities holders with certain information regarding its terms. It is not intended to provide any other factual information about the parties to the MTA. The MTA contains representations and warranties that the parties to the MTA made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure letters that the parties exchanged in connection with signing the MTA. In addition, these representations and warranties (i) were made as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (ii) may apply materiality standards different from what may be viewed as material to investors and securities holders, and (iii) were made only as of the date of the MTA or as of such other date or dates as may be specified in the MTA. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the MTA, which subsequent information may or may not be fully reflected in the Company’s public disclosures (and the Company undertakes no obligation to update its public disclosures with respect thereto). Investors and securities holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances at this time or any other time.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6	Exhibits

2.1*
Master Transaction Agreement, dated as of February 5, 2026, among Griffon Ames HoldCo LLC, VNPI Global Investments and Services, S.L., Bellota Holding AG, Merv Holdco LLC, Merv Midco LLC And Merv Finco LLC.

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

Date: February 5, 2026