Form 10-Q
period 2026-03-31
GRIFFON CORP
filed 2026-05-07
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-06620

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock outstanding at April 30, 2026 was 45,866,631.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2026	September 30, 2025
CURRENT ASSETS
Cash and equivalents	$109,672	$99,045
Accounts receivable, net of allowances of $5,999 and $5,641	200,906	196,957
Inventories	184,163	171,747
Prepaid and other current assets	39,308	42,079
Assets of discontinued operations held for sale	695,755	735,816
Total Current Assets	1,229,804	1,245,644
PROPERTY, PLANT AND EQUIPMENT, net	202,637	195,950
OPERATING LEASE RIGHT-OF-USE ASSETS	68,355	53,041
GOODWILL	191,253	191,253
INTANGIBLE ASSETS, net	349,975	363,955
OTHER ASSETS	24,249	26,191
Total Assets	$2,066,273	$2,076,034

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,018	$8,033
Accounts payable	84,805	57,663
Accrued liabilities	92,643	114,628
Current portion of operating lease liabilities	17,232	15,473
Liabilities of discontinued operations held for sale	226,923	250,390
Total Current Liabilities	429,621	446,187
LONG-TERM DEBT, net	1,394,836	1,404,276
LONG-TERM OPERATING LEASE LIABILITIES	55,201	40,453
OTHER LIABILITIES	92,168	111,146
Total Liabilities	1,971,826	2,002,062
COMMITMENTS AND CONTINGENCIES - See Note 20
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	94,447	73,972
Total Liabilities and Shareholders’ Equity	$2,066,273	$2,076,034

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)	SHARES	PAR VALUE			SHARES	COST		TOTAL
Balance at September 30, 2025	84,746	$21,187	$690,153	$479,048	38,400	$(1,044,496)	$(71,920)	$73,972
Net income	—	—	—	64,387	—	—	—	64,387
Dividend	—	—	—	(10,089)	—	—	—	(10,089)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	160	(11,846)	—	(11,846)
Common stock acquired including excise taxes	—	—	—	—	247	(18,500)	—	(18,500)
Equity awards granted, net	—	—	(17,345)	—	(634)	17,345	—	—
Stock-based compensation(1)	—	—	6,427	—	—	—	—	6,427
Other comprehensive income, net of tax	—	—	—	—	—	—	4,552	4,552
Balance at December 31, 2025	84,746	$21,187	$679,235	$533,346	38,173	$(1,057,497)	$(67,368)	$108,903
Net income	—	—	—	19,318	—	—	—	19,318
Dividend	—	—	—	(10,004)	—	—	—	(10,004)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	6	(485)	—	(485)
Common stock acquired including excise taxes	—	—	—	—	422	(33,270)	—	(33,270)
Equity awards granted, net	—	—	832	—	30	(832)	—	—
Stock-based compensation(1)	—	—	7,811	—	—	—	—	7,811
Other comprehensive income, net of tax	—	—	—	—	—	—	2,174	2,174
Balance at March 31, 2026	84,746	$21,187	$687,878	$542,660	38,631	$(1,092,084)	$(65,194)	$94,447
___________________________
(1) For the six months ended March 31, 2026, stock-based compensation expense of $14,238 reflected in the Condensed Consolidated Statements of Shareholders' equity includes approximately $480 of stock-based compensation expense that is recorded within discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock	—	—	537	—	—	104	—	—	641
Stock-based compensation(1)	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776
Net income	—	—	—	56,762	—	—	—	—	56,762
Dividend	—	—	—	(8,494)	—	—	—	—	(8,494)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	520	(39,407)	—	—	(39,407)
Common stock acquired including excise taxes	—	—	—	—	420	(30,827)	—	—	(30,827)
Equity awards granted, net	—	—	(1,238)	—	(49)	1,238	—	—	—
Stock-based compensation(1)	—	—	6,515	—	—	—	—	—	6,515
Other comprehensive income, net of tax	—	—	—	—	—	—	2,417	—	2,417
Balance at March 31, 2025	84,746	$21,187	$676,084	$572,365	37,515	$(981,588)	$(73,306)	$—	$214,742
___________________________
(1) For the six months ended March 31, 2025, stock-based compensation expense of $11,893 reflected in the Condensed Consolidated Statement of Shareholders' equity includes approximately $631 of stock-based compensation expense that is recorded within discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$421,860	$426,684	$876,120	$870,137
Cost of goods and services	229,871	228,337	475,398	460,403
Gross profit	191,989	198,347	400,722	409,734

Selling, general and administrative expenses	104,643	107,461	213,963	214,507
Income from continuing operations	87,346	90,886	186,759	195,227

Other income (expense)
Interest expense	(21,137)	(23,857)	(43,130)	(48,695)
Interest income	4	241	241	339
Loss from debt extinguishment	—	—	(556)	—
Other, net	(1,238)	317	(2,616)	586
Total other expense, net	(22,371)	(23,299)	(46,061)	(47,770)

Income before taxes from continuing operations	64,975	67,587	140,698	147,457
Provision for income taxes from continuing operations	18,038	17,782	38,189	38,516
Income from continuing operations	$46,937	$49,805	$102,509	$108,941

Discontinued operations:
Income (loss) from operations of discontinued operations	(37,770)	11,050	(23,527)	28,600
Provision (benefit) for income taxes	(10,151)	4,093	(4,723)	9,928
Income (loss) from discontinued operations	(27,619)	6,957	(18,804)	18,672
Net income	$19,318	$56,762	$83,705	$127,613

Basic earnings per common share:
Income from continuing operations	$1.05	$1.09	$2.30	$2.39
Income (loss) from discontinued operations	(0.62)	0.15	(0.42)	0.41
Basic earnings per common share	$0.43	$1.24	$1.88	$2.80
Basic weighted-average shares outstanding	44,616	45,658	44,636	45,598

Diluted earnings per common share:
Income from continuing operations	$1.03	$1.06	$2.24	$2.31
Income (loss) from discontinued operations	(0.60)	0.15	(0.41)	0.40
Diluted earnings per common share	$0.42	$1.21	$1.83	$2.70

Diluted weighted-average shares outstanding	45,690	46,900	45,727	47,226

Dividends paid per common share	$0.22	$0.18	$0.44	$0.36
Net income	$19,318	$56,762	$83,705	$127,613
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,020	2,970	4,621	(17,048)
Pension and other post retirement plans	1,927	541	3,855	596
Change in cash flow hedges	(773)	(1,094)	(1,750)	1,170
Total other comprehensive income (loss), net of taxes	2,174	2,417	6,726	(15,282)
Comprehensive income, net	$21,492	$59,179	$90,431	$112,331
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$83,705	$127,613
Net (income) loss from discontinued operations	18,804	(18,672)
Income from continuing operations	102,509	108,941
Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Depreciation and amortization	19,581	19,091
Stock-based compensation	13,758	11,262
Provision (recovery) for losses on accounts receivable	216	(309)
Amortization of debt discounts and issuance costs	2,008	2,053
Loss from debt extinguishment	556	—
Pension and other post-retirement non-cash charges	3,940	570
Deferred income tax benefit	(124)	—
Change in assets and liabilities:
Increase in accounts receivable	(1,984)	(5,757)
Increase in inventories	(12,537)	(11,096)
Decrease in prepaid and other assets	797	6,463
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	(9,899)	9,434
Other changes	(507)	(955)
Net cash provided by operating activities - continuing operations	118,314	139,697
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(17,652)	(25,938)
Other, net	—	137
Net cash used in investing activities - continuing operations	(17,652)	(25,801)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(21,218)	(23,441)
Purchase of shares for treasury	(64,459)	(121,453)
Proceeds from long-term debt	50,000	63,000
Payments of long-term debt	(62,012)	(52,011)
Other, net	(69)	(27)
Net cash used in financing activities - continuing operations	(97,758)	(133,932)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	10,913	19,437
Net cash provided by (used in) investing activities	(2,148)	12,341
Net cash used in financing activities	(60)	(68)
Net cash provided by discontinued operations	8,705	31,710
Effect of exchange rate changes on cash and equivalents	(982)	1,709
NET INCREASE IN CASH AND EQUIVALENTS	10,627	13,383
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	99,045	114,438
CASH AND EQUIVALENTS AT END OF PERIOD	$109,672	$127,821
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$2,035	$1,150
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
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company,” “Griffon,” “we” or “us”) is a leading provider of residential and commercial building products. The Company is the largest North American manufacturer and marketer of garage doors under the Clopay, IDEAL and Holmes brands, and rolling steel door and grille products under the Clopay, Cornell, and Cookson brands. The Company is also a leading provider of residential, industrial, and commercial ceiling fans sold under the Hunter, Casablanca, and Jan Fan brands.

The Company, founded in 1959, is organized as a Delaware corporation headquartered in New York, N.Y. and listed on the New York Stock Exchange (NYSE:GFF).

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by the end of June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. As of March 31, 2026, the Company recorded a loss of $22,648 on assets held for sale because the carrying value of the United States (“U.S.”) and Canada businesses of the AMES Companies is greater than its estimated fair value less its cost to sell.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australia and United Kingdom ("U.K.") operations. The strategic process for AMES Australia is active and ongoing and we expect to complete the process by the end of the calendar year. As of March 31, 2026, the Company ceased its AMES U.K. operations and will liquidate its assets and settle its liabilities. As a result of these actions, AMES’ U.S., Canada, Australia, and U.K. operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with the AMES' U.S., Canada, Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. Refer to Note 15, Discontinued Operations for further details.

Griffon now conducts its operations through one reportable segment, managed on a consolidated basis. All prior period comparative segment information presented has been applied retrospectively to reflect the new segment structure. For further information regarding our segment reporting, see Note 12, Reportable Segment.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On March 31, 2026, the fair values of Griffon’s Senior Notes and Term Loan B facility approximated $966,246 and $387,484, respectively. Fair values were based upon quoted market prices (Level 1 inputs).

Insurance contracts with values of $5,325 at March 31, 2026 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (Level 2 inputs) and are included in other assets on the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2026, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At March 31, 2026, Griffon had $86,322 of Chinese Yuan contracts at a weighted average rate of $6.91 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in COGS. AOCI included deferred gains of $199 ($144, net of tax) at March 31, 2026. Upon settlement, gains of $260 and $322 were recorded in COGS during the three and six months ended March 31, 2026. All contracts expire in 30 to 153 days.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. See Note 12 - Reportable Segment for revenue from contracts with customers disaggregated by end markets.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At March 31, 2026	At September 30, 2025
Raw materials and supplies	$77,867	$71,742
Work in process	9,439	9,193
Finished goods	96,857	90,812
Total	$184,163	$171,747

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2026	At September 30, 2025
Land, building and building improvements	$101,877	$100,415
Machinery and equipment(1)	360,058	343,029
Leasehold improvements	30,346	30,341
	492,281	473,785
Accumulated depreciation	(289,644)	(277,835)
Total	$202,637	$195,950
(1) Machinery and equipment includes approximately $22,163 and $31,078 of construction in progress assets as of March 31, 2026 and September 30, 2025, respectively.
Depreciation and amortization expense for property, plant and equipment was $6,381 and $5,951 for the quarters ended March 31, 2026 and 2025, respectively, and $12,239 and $11,829 for the six months ended March 31, 2026 and 2025, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses were $2,309 and $2,508 for the quarters ended March 31, 2026 and 2025, respectively and $4,563 and $4,964 for the six months ended March 31, 2026 and 2025, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
During the six months ended March 31, 2026, no event or indicator of impairment occurred which would require testing of property, plant and equipment related to continuing operations.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 6 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less expected allowances for credit losses and, when appropriate, for customer program reserves and cash discounts. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivable balances and the financial condition of its customers. The expected allowance for credit losses represents estimated uncollectible receivables associated with potential customer defaults on contractual payment obligations (usually due to customers’ potential insolvency) and estimates for returns. As of March 31, 2026 and September 30, 2025, the allowance for credit losses includes an allowance for sales returns of $2,245 and $2,429, respectively. The allowance for credit losses includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected allowance for credit losses is recorded in SG&A expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

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

Based on a review of the Company's policies and procedures, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions, Griffon determined that its method to determine expected allowances for credit losses is in accordance with the accounting guidance for credit losses on financial instruments, including trade receivables, in all material respects.

The following table provides a roll-forward of the allowance for credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

	Six Months Ended March 31,
	2026	2025
Beginning Balance, October 1	$5,641	$6,223
Provision for expected credit losses	216	(309)
Amounts written off charged against the allowance	(160)	(143)
Other	302	587
Ending Balance, March 31	$5,999	$6,358

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The carrying value of goodwill as of March 31, 2026 and September 30, 2025 was $191,253.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2026			At September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$272,692	$61,886	15	$284,984	$61,291
Technology, patents & other	6,637	4,061	3	7,707	4,038
Total amortizable intangible assets	279,329	65,947		292,691	65,329
Trademarks	136,593	—		136,593	—
Total intangible assets	$415,922	$65,947		$429,284	$65,329

Amortization expense for intangible assets was $3,682 and $3,642 for the quarters ended March 31, 2026 and 2025, respectively and $7,342 and $7,262 for the six months ended March 31, 2026 and 2025, respectively. Amortization expense for the remainder of 2026 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2026 - $7,410; 2027 - $14,800; 2028 - $14,800; 2029 - $14,800; 2030 - $14,800; 2031 - $14,800; thereafter $131,972.

Indicators of impairment related to the Company's continuing operations Goodwill and Intangible Assets were not present during the six months ended March 31, 2026 and 2025.

NOTE 8 – INCOME TAXES

During the quarter ended March 31, 2026, the Company recognized a tax provision of $18,038 on income before taxes from continuing operations of $64,975, compared to a tax provision of $17,782 on income before taxes from continuing operations of $67,587 in the prior year quarter. The current year quarter results includes the impact of retirement plan events of $1,609 ($1,225, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $14. The prior year quarter results included strategic review costs - retention and other of $889 ($670, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $1,006. Excluding these items, the effective tax rates for the quarters ended March 31, 2026 and 2025 were 27.7% and 27.8%, respectively.

During the six months ended March 31, 2026, the Company recognized a tax provision of $38,189 on income before taxes from continuing operations of $140,698, compared to a tax provision of $38,516 on income before taxes from continuing operations of $147,457 in the comparable prior year period. The six month period ended March 31, 2026 included the impact of retirement plan events of $3,218 ($2,451, net of tax); loss from debt extinguishment of $556, ($423, net of tax); and discrete and other tax provisions, net, that affect comparability of $215. The six month period ended March 31, 2025 included strategic review costs - retention and other of $1,778 ($1,339, net of tax); and discrete and other tax benefits, net, that affect comparability of $1,134. Excluding these items, the effective tax rate for both the six months ended March 31, 2026 and 2025 was 26.9%.

Subsequent to the actions discussed in Note 1, the Company has recorded a deferred tax liability of $13,865 relating to the outside book to tax difference of North America discontinued operations, offset by a deferred tax asset of $22,086 relating to the outside book to tax basis difference in foreign discontinued operations. Under ASC 740-30, the Company is no longer permanently reinvested in the discontinued operations of Canada, Australia, and U.K.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – LONG-TERM DEBT

Debt at March 31, 2026 and September 30, 2025 consisted of the following:

		At March 31, 2026					At September 30, 2025
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$97	(3,871)	$971,001	5.75%	$974,775	$121	$(4,880)	$970,016	5.75%
Term loan B due 2029	(b)	387,000	(341)	(3,084)	383,575	Variable	449,000	(461)	(4,169)	444,370	Variable
Revolver due 2028	(b)	50,000	—	(1,740)	48,260	Variable	—	—	(2,113)	(2,113)	Variable
Other debt	(c)	18	—	—	18	Variable	36	—	—	36	Variable
Totals		1,411,793	(244)	(8,695)	1,402,854		1,423,811	(340)	(11,162)	1,412,309
less: Current portion		(8,018)	—	—	(8,018)		(8,033)	—	—	(8,033)
Long-term debt		$1,403,775	$(244)	$(8,695)	$1,394,836		$1,415,778	$(340)	$(11,162)	$1,404,276

Interest expense for the three and six months ended March 31, 2026 and 2025 consists of the following:

		Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,012	$(12)	$504	$14,504	6.0%	$14,020	$(12)	$505	$14,513
Term Loan B due 2029	(b)	6.1%	5,515	30	272	5,817	6.8%	7,328	34	312	7,674
Revolver due 2028	(b)	Variable	657	—	187	844	Variable	1,669	—	187	1,856
Other long term debt	(d)	Variable	8	—	—	8	Variable	33	—	—	33
Capitalized interest			(36)	—	—	(36)		(219)	—	—	(219)
Totals			$20,156	$18	$963	$21,137		$22,831	$22	$1,004	$23,857

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Six Months Ended March 31, 2026					Six Months Ended March 31, 2025
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$28,024	$(24)	$1,009	$29,009	6.0%	$28,032	$(24)	$1,010	$29,018
Term Loan B due 2029	(b)	6.2%	12,388	65	585	13,038	7.0%	15,383	69	625	16,077
Revolver due 2028	(b)	Variable	905	—	373	1,278	Variable	3,546	—	373	3,919
Other long term debt	(c)	Variable	9	—	—	9	Variable	47	—	—	47
Capitalized interest			(204)	—	—	(204)		(366)	—	—	(366)
Totals			$41,122	$41	$1,967	$43,130		$46,642	$45	$2,008	$48,695

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2026, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $966,246 on March 31, 2026 based upon quoted market prices (Level 1 inputs). At March 31, 2026, $3,871 of underwriting fees and other expenses incurred remained to be amortized.

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

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.66% as of March 31, 2026). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $387,484 on March 31, 2026 based upon quoted market prices (Level 1 inputs).

During the six months ended March 31, 2026, Griffon prepaid $58,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payments of $4,000. In connection with this prepayment Griffon recognized a $556 loss on debt extinguishment, $500 related to the write-off of underwriting fees and other expenses and $56 of the original issue discount. Since the inception of the loan, Griffon has prepaid $383,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of March 31, 2026, the Term Loan B outstanding balance was $387,000. At March 31, 2026, unamortized costs of $3,084 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.51% at March 31, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at March 31, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at March 31, 2026).

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
At March 31, 2026, under the Credit Agreement, there was $50,000 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $13,152; and $436,848 was available, subject to certain loan covenants, for borrowing at that date.

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

(c)     The balance in other long-term debt consists of finance leases.

At March 31, 2026, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the six months ended March 31, 2026, the Company paid two quarterly cash dividends of $0.22 per share. During fiscal year 2025, the Company paid four quarterly cash dividends of $0.18 per share, totaling $0.72. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At March 31, 2026, accrued dividends were $1,836.

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

The ESOP was frozen as of September 30, 2024; this means that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, all U.S. employees of Griffon, who were not members of a collective bargaining unit, were automatically eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). During the first quarter of fiscal 2025, the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of March 31, 2026, there were 3,777,638 shares of common stock in the ESOP, all of which were allocated to participant accounts.

On May 6, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on June 17, 2026 to shareholders of record as of the close of business on May 29, 2026.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of March 31, 2026, there were 1,316,946 shares available for grant.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the target number of shares granted, upon achieving certain performance criteria or market conditions multiplied by the grant date fair value. The Monte Carlo Simulation Model is used to estimate the grant-date fair value of restricted stock awards that include market conditions. Compensation cost related to stock-based awards with graded vesting, generally over a period of three years, is recognized using the straight-line attribution method and recorded within SG&A expenses. The Company’s compensation expense relating to all stock-based incentive plans was $7,688 and $6,182 for the three months ended March 31, 2026 and 2025, respectively, and $13,758 and $11,262 for the six months ended March 31, 2026 and 2025, respectively.

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

During the second quarter of 2026, Griffon granted 13,400 shares of restricted stock to non-employee directors of Griffon with a vesting period of one year and a fair value of $1,200, or a weighted average fair value of $89.52 per share.

Subsequent to the second quarter of 2026, Griffon granted 5,401 shares of restricted stock to one executive with a vesting period of sixty months and a total fair value of $500, or a weighted average fair value of $92.58 per share.

On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and six months ended March 31, 2026 totaled 422,151 and 668,888 shares of common stock, respectively, for a total of $32,940 and $51,003, respectively, or an average of $78.03 and $76.25 per share, respectively. This excludes excise taxes incurred for share repurchases of $329 and $510, respectively, for the quarter and six months ended March 31, 2026, respectively. As of March 31, 2026, $247,010 remains available under Griffon's Board authorized repurchase program.

During the quarter and six months ended March 31, 2026, 6,304 and 166,160 shares, respectively, with a market value of $515 or $81.77 per share and $12,505 or $75.26 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $30 and $173 for the quarter and six months ended March 31, 2026, respectively.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Common shares outstanding	46,115	47,231	46,115	47,231
Non-vested restricted stock	(1,801)	(1,611)	(1,801)	(1,611)
Impact of weighted average shares	302	38	322	(22)
Weighted average shares outstanding - basic	44,616	45,658	44,636	45,598
Incremental shares from stock-based compensation	1,074	1,242	1,091	1,628
Weighted average shares outstanding - diluted	45,690	46,900	45,727	47,226

NOTE 12 – REPORTABLE SEGMENT

Subsequent to the actions discussed in Note 1, Griffon now conducts its operations through one reportable segment, managed on a consolidated basis. All prior period comparative information has been conformed to this reporting structure.

Griffon Corporation is a leading provider of residential and commercial building products. The Company is the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Sectional garage doors for residential and commercial applications are sold under the brands Clopay, IDEAL, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell, and Cookson brands. The Company is also a leading provider of residential, industrial, and commercial ceiling fans sold under the Hunter, Casablanca, and Jan Fan brands.

Griffon is organized based on the nature of products sold by the Company, its production and distribution mode, its internal management structure and information that is regularly provided to the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis when managing the operations of the Company for purposes of allocating resources and assessing performance, and measures performance using net income (loss). There are no other significant expense categories reviewed by the CODM, other than what is presented in the Consolidated Statement of Operations and depreciation and amortization expense, which is presented in the Consolidated Statement of Cash Flows.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Residential repair and remodel(1)	$220,766	$226,716	$464,767	$465,561
Commercial	170,626	168,387	348,406	339,143
Residential new construction(1)	30,468	31,581	62,947	65,433
Total	$421,860	$426,684	$876,120	$870,137
_____________________
(1) The breakout between residential new construction and residential repair and remodel contains certain management assumptions, such as customer and product type.
The Company’s consolidated revenue is concentrated in the United States. Revenue generated from sales to customers in the United States was approximately 96% of consolidated revenue for both the three and six months ended March 31, 2026. For the three and six months ended March 31, 2025, revenue generated from sales to customers in the United States was approximately 96% and 95% of consolidated revenue, respectively. As of March 31, 2026 and September 30, 2025, the Company's long-lived assets are primarily concentrated in the United States.
As the Company discloses one reportable segment, net income is reported in the Condensed Consolidated Statements of Operations, assets are reported in the Condensed Consolidated Balance Sheets, and capital expenditures are reported in the Condensed Consolidated Statements of Cash Flows.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined benefit pension and other post-retirement benefit plan expenses are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$94	$—	$188	$—
Interest cost	525	645	1,050	1,291
Expected return on plan assets	(587)	(890)	(1,175)	(1,780)
Amortization:
Prior service cost	1,609	—	3,218	—
Recognized actuarial loss	361	285	722	570
Net periodic benefit plan expense	$2,002	$40	$4,003	$81
The defined benefit pension and other post-retirement benefit plan expenses in the above table were recorded in Other, net on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), except for service costs, which were recorded in selling, general and administrative expenses.
Included in the above table, is the new retiree medical plan for certain Griffon executives, which was effective August 5, 2025. Under the plan, eligible retirees and their covered spouses are provided company-paid medical, prescription drug and dental coverage through the Company's group health plans (or if such coverage cannot be provided, an equivalent benefit), along with reimbursement for certain uncovered expenses.
During the quarter and six months ended March 31, 2026, the Company recognized a benefit plan expense of $1,794 and $3,588, respectively, which includes a non-cash charge of $1,609 and $3,218, respectively, related to the implementation of this retiree medical plan. The Company expects to record non-cash charges related to implementation of the plan of $5,362 in 2026.

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity's operations, tax risks, tax planning and operational opportunities affect its tax rate and future cash flows. The standard requires significant additional disclosures focused on income taxes paid and the rate reconciliation table. Specifically, the amendments in the standard require the Company to disclose disaggregated: (1) income taxes paid by federal, state, and foreign, (2) continuing operations pre-tax income between domestic and foreign, and (3) continuing operations income tax expense by federal, state and foreign. The standard also requires the Company to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for the Company beginning with our fiscal year 2026 annual reporting period, and can be applied prospectively or retrospectively. While the Company is currently evaluating the guidance to determine the impact it may have on its condensed consolidated financial statements, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosures and further disaggregation, in the notes to financial statements, of specified information regarding certain costs and expenses. The required disclosures include the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense caption. Additionally, further disclosures are required for certain amounts already required to be disclosed under current GAAP, a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses, and on an annual basis, the definition of selling expenses. The ASU is effective for the Company beginning with the Company's fiscal year 2028 and interim reporting periods beginning with the Company's 2029 fiscal year. Implementation of this standard may be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In December 2025, the FASB issued guidance, ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim reporting disclosure requirements by introducing a principle that entities disclose material events and changes since the most recent annual reporting period and by consolidating existing interim disclosure guidance. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. For the Company, the ASU will be effective for the interim period ending March 31, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 15 – DISCONTINUED OPERATIONS

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by the end of June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. As of March 31, 2026, the Company recorded a loss of $22,648 on assets held for sale because the carrying value of the U.S. and Canada businesses of the AMES Companies is greater than its estimated fair value less its cost to sell.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australia and United Kingdom ("U.K.") operations. The strategic process for AMES Australia is active and ongoing and we expect to complete the process by the end of the calendar year. As of March 31, 2026, the Company ceased its AMES U.K. operations and will liquidate its assets and settle its liabilities. As a result of these actions, AMES’ U.S., Canada, Australia, and U.K. operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with the AMES' U.S., Canada, Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the held for sale criteria or is disposed of other than by sale. In the period in which the component meets the discontinued operations criteria, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations except as noted above for certain U.K. assets and liabilities not held for sale. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The following amounts related to AMES have been segregated from Griffon's continuing operations and are reported as discontinued operations:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$206,349	$185,062	$401,177	$373,979
Cost of goods and services	159,777	131,197	296,573	267,226
Gross profit	46,572	53,865	104,604	106,753
Selling, general and administrative expenses	62,178	43,587	106,264	88,721
Income (loss) from discontinued operations	(15,606)	10,278	(1,660)	18,032
Other income (expense):
Gain on sale of real estate	—	183	—	8,157
Interest income, net	141	394	150	653
Loss on expected sale of U.S. and Canada businesses	(22,648)	—	(22,648)	—
Other, net	343	195	631	1,758
Total other income (expense)	(22,164)	772	(21,867)	10,568
Income (loss) from discontinued operations before taxes	$(37,770)	$11,050	$(23,527)	$28,600
Provision (benefit) for income taxes	(10,151)	4,093	(4,723)	9,928
Income (loss) from discontinued operations	$(27,619)	$6,957	$(18,804)	$18,672

As of March 31, 2026, the Company has ceased business operations of the AMES Companies in the U.K. and recorded charges totaling $27,328 consisting of non-cash asset impairment charges of $21,282 and cash charges related to personnel-related costs and vendor agreement terminations of $6,046. Non-cash asset impairment charges of $21,282 related to intangible asset impairments of $6,609, and inventory and fixed asset write-down charges of $7,340 and $7,333, respectively, that have no recoverable value. In total, $15,751 was recorded within selling, general and administrative expenses in discontinued operations and $11,577 was recorded within cost of goods and services in discontinued operations.

As of March 31, 2026, the Company recorded an expected loss of $22,648 ($31,099, including tax provision) on assets held for sale because the carrying value of the U.S. and Canada businesses of the AMES Companies is greater than its estimated fair value less its cost to sell. The tax carrying value of these businesses is less than its estimated fair value less costs to sell, resulting in a tax provision of $8,451. The loss consists of a write-down of $14,332 to the carrying value of the U.S. and Canada businesses to their fair value and $8,316 associated with the estimated costs to sell AMES' U.S. and Canada in connection with the anticipated joint venture transaction. Griffon recorded an additional $5,287 of legal and consulting costs related to the sale of the joint venture, which is included in selling, general and administrative expenses in discontinued operations.

For the three and six months ended March 31, 2026, depreciation and amortization for property, plant and equipment was $2,389 and $8,574, respectively. Depreciation and amortization ceased for AMES' U.S., Canada and Australia operations from the time they were classified as a discontinued operation, in accordance with accounting guidelines. Depreciation and amortization excluded in both the three and six months ended March 31, 2026 was $3,576. Depreciation and amortization would have been $5,965 and $12,150 for the three and six months ended March 31, 2026, respectively. For the three and six months ended March 31, 2025, depreciation and amortization was $6,058 and $12,173, respectively.

For the three and six months ended March 31, 2026, ROU asset amortization was $1,451 and $5,762, respectively. ROU asset amortization ceased for the AMES' U.S., Canada and Australia operations from the time they were classified as a discontinued operation, in accordance with accounting guidelines. ROU asset amortization excluded in both the three and six months ended March 31, 2026 was $2,931. ROU asset amortization would have been $4,382 and $8,693 for the three and six months ended March 31, 2026, respectively. For the three and six months ended March 31, 2025, amortization on operating leases was $4,180 and $8,512, respectively.

The following amounts related to the AMES discontinued operations have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	At March 31, 2026	At September 30,
	2026	2025
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, net	102,956	93,850
Inventories	247,588	269,025
Prepaid and other current assets	13,918	12,282
PROPERTY, PLANT AND EQUIPMENT, net	94,710	103,187
OPERATING LEASE RIGHT-OF-USE ASSETS	112,903	114,788
GOODWILL	1,664	1,664
INTANGIBLE ASSETS, net	122,758	124,159
OTHER ASSETS	21,906	16,861
VALUATION ALLOWANCE(1)	(22,648)	—
Total Assets Held for Sale	$695,755	$735,816
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$84	$70
Accounts payable	65,267	79,822
Accrued liabilities	37,702	42,034
Current portion of operating lease liabilities	17,575	16,834
LONG-TERM DEBT, net	236	110
LONG-TERM OPERATING LEASE LIABILITIES	101,303	106,750
OTHER LIABILITIES	4,756	4,770
Total Liabilities Held for Sale	$226,923	$250,390
_______________________________________
(1) The Company recorded a loss of $22,648 consisting of a write-down of $14,332 for the carrying value of assets to its fair value and $8,316 associated with the estimated costs to sell for AMES' United States and Canada in connection with the anticipated joint venture transaction.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2026 and 2025, Other income (expense) of $(1,238) and $317, respectively, includes $134 and ($6), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $(1,908) and $(40), respectively, net gains (losses) on investments of $122 and $(16), respectively, and royalty income of $445 and $556, respectively. Net periodic benefit plan expense includes a charge of $1,609 recorded in the three months ended March 31, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 13 - Employee Benefit Plans for additional details.

For the six months ended March 31, 2026 and 2025, Other income (expense) of $(2,616) and $586, respectively, includes $283 and $(276), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $(3,815) and $(81), respectively, net gains (losses) on investments of $(7) and $54, respectively, and royalty income of $964 and $1,146, respectively. Net periodic benefit plan expense includes a charge of $3,218 recorded in the six months ended March 31, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 13 - Employee Benefit Plans for additional details.

NOTE 17 – WARRANTY LIABILITY

The Company offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require the Company to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $6,542 as of March 31, 2026 and $5,694 as of September 30, 2025. The long-term warranty liability was $1,239 at both March 31, 2026 and September 30, 2025.

Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$6,150	$5,519	$5,694	$5,524
Warranties issued and changes in estimated pre-existing warranties	4,255	3,352	6,892	6,476
Actual warranty costs incurred	(3,863)	(2,855)	(6,044)	(5,984)
Balance, end of period	$6,542	$6,016	$6,542	$6,016

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2026			2025

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,020	$—	$1,020	$2,970	$—	$2,970
Pension and other defined benefit plans	2,440	(513)	1,927	685	(144)	541
Cash flow hedges	(1,104)	331	(773)	(1,563)	469	(1,094)
Total other comprehensive income (loss)	$2,356	$(182)	$2,174	$2,092	$325	$2,417

	For the Six Months Ended March 31,
	2026			2025
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$4,621	$—	$4,621	$(17,048)	$—	$(17,048)
Pension and other defined benefit plans	4,880	(1,025)	3,855	754	(158)	596
Cash flow hedges	(2,500)	750	(1,750)	1,671	(501)	1,170
Total other comprehensive income (loss)	$7,001	$(275)	$6,726	$(14,623)	$(659)	$(15,282)

The components of Accumulated other comprehensive income (loss) are as follows:

	At March 31, 2026	At September 30, 2025
Foreign currency translation adjustments	$(40,534)	$(45,155)
Pension and other defined benefit plans	(23,633)	(27,488)
Cash flow hedges	(1,027)	723
Total	$(65,194)	$(71,920)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2026	2025	2026	2025
Pension amortization	$(1,970)	$(285)	$(3,940)	$(570)
Cash flow hedges	260	(388)	322	(608)
Total gain (loss) before tax	$(1,710)	$(673)	$(3,618)	$(1,178)
Tax benefit	359	141	760	247
Net of tax	$(1,351)	$(532)	$(2,858)	$(931)

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Fixed	$4,808	$5,478	$10,197	$10,694
Variable (a), (b)	1,872	1,899	3,508	3,810
Short-term (b)	363	285	903	537
Total	$7,043	$7,662	$14,608	$15,041
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information was as follows:

	For the Six Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,183	$8,678
Financing cash flows from finance leases	13	12
Total	$9,196	$8,690

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$24,467	$11,301
Finance leases	—	—
Total	$24,467	$11,301

Supplemental Condensed Consolidated Balance Sheet information related to leases was as follows:

	March 31, 2026	September 30, 2025
Operating Leases:
Right of use assets:
Operating right-of-use assets	$68,355	$53,041

Lease Liabilities:
Current portion of operating lease liabilities	$17,232	$15,473
Long-term operating lease liabilities	55,201	40,453
Total operating lease liabilities	$72,433	$55,926

Finance Leases:
Property, plant and equipment, net(1)	$16	$27

Lease Liabilities:
Notes payable and current portion of long-term debt	$18	$31
Long-term debt, net	—	5
Total financing lease liabilities	$18	$36
(1) Finance lease assets are recorded net of accumulated depreciation of $78 and $66 as of March 31, 2026 and September 30, 2025, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The aggregate future maturities of lease payments for operating leases and finance leases as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases
2026(a)	$10,532	$14
2027	19,085	4
2028	15,166	—
2029	12,084	—
2030	9,371	—
2031	4,631	—
Thereafter	14,008	—
Total lease payments	$84,877	$18
Less: imputed interest	(12,444)	—
Present value of lease liabilities	$72,433	$18
(a) Excluding the six months ended March 31, 2026.

Average lease terms and discount rates at March 31, 2026 were as follows:

Weighted-average remaining lease term (years):
Operating Leases	5.50
Finance Leases	0.67

Weighted-average discount rate:
Operating Leases	6.05%
Finance Leases	7.29%

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

(Unless otherwise indicated, US Dollars and non-US currencies are in thousands, except per share data)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Overview
Griffon Corporation (the “Company,” “Griffon,” “we” or “us”) is a leading provider of residential and commercial building products. The Company is the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Sectional garage doors for residential and commercial applications are sold under the brands Clopay, IDEAL, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the Clopay, Cornell, and Cookson brands. The Company is also a leading provider of residential, industrial, and commercial ceiling fans sold under the Hunter, Casablanca, and Jan Fan brands.

The Company was founded in 1959, is organized as a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Business Strategy

Our strategic objective is to maintain leading positions in the markets we serve by providing innovative, branded products with superior quality and industry-leading service. We strive to provide highly sought-after and differentiated products under well-regarded brands which clearly separate us from our competitors and strengthen our relationships with our customers and those who ultimately use our products.

We have developed a diverse portfolio of product offerings and brands, sold through multiple sales and distribution channels, serving both residential and commercial end customers. This diversity provides stability to our operations and reduces the effects of external factors such as economic and construction cycles.

In 2026, Griffon announced a series of strategic actions that, when completed, will transition the Company from a diversified industrial conglomerate into a pure-play provider of residential and commercial building products.

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture will combine the United States and Canada businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture will be managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, will hold a 57% equity interest. Upon closing of the transaction, Griffon will receive consideration of $100,000 in cash, subject to working capital adjustments, will enter into a credit agreement with the joint venture to evidence a $161,100 second-lien loan provided to the joint venture, and will participate in the governance and oversight of the joint venture as a 43% equity holder. Griffon will accrue interest receivable on the second-lien loan through the date of maturity. The joint venture will be financed through committed debt financing, in addition to the second-lien loan provided by Griffon. This transaction is subject to customary closing conditions and, after closing, which is expected to occur by the end of June 2026, Griffon’s interest in the joint venture will be accounted for as an equity method investment. As of March 31, 2026, the Company recorded a loss of $22,648 on assets held for sale because the carrying value of the United States ("U.S.") and Canada businesses of the AMES Companies is greater than its estimated fair value less its cost to sell.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australia and United Kingdom ("U.K.") operations. The strategic process for AMES Australia is active and ongoing and we expect to complete the process by the end of the calendar year. As of March 31, 2026, the Company ceased its AMES U.K. operations and will liquidate its assets and settle its liabilities. As a result of these actions, AMES’ U.S., Canada, Australia, and U.K. operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with the AMES' U.S., Canada, Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. Refer to Note 15, Discontinued Operations, for further details.

Griffon now conducts its operations through one reportable segment, managed on a consolidated basis. All prior period comparative segment information presented has been applied retrospectively to reflect the new segment structure. For further information regarding our segment reporting, see Note 12, Reportable Segment.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months ended March 31, 2026 and 2025

The following table summarizes our results of continuing operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				For the Six Months Ended March 31,
	2026		2025		2026		2025
Revenue:
Residential	$251,234		$258,297		$527,714		$530,994
Commercial	170,626		168,387		348,406		339,143
Total Revenue	$421,860		$426,684		$876,120		$870,137

Gross Profit	$191,989	45.5%	$198,347	46.5%	$400,722	45.7%	$409,734	47.1%
Selling, general and administrative expenses	$104,643		$107,461		$213,963		$214,507
Depreciation and amortization	$10,063		$9,593		$19,581		$19,091
Interest expense, net	$21,133		$23,616		$42,889		$48,356
Other income (expense), net	$(1,238)		$317		$(2,616)		$586
Provision for income taxes from continuing operations	$18,038		$17,782		$38,189		$38,516
Income from continuing operations	$46,937		$49,805		$102,509		$108,941

Adjusted EBITDA, continuing operations	$97,780	23.2%	$101,685	23.8%	$206,942	23.6%	$216,682	24.9%

Revenue

Revenue for the quarter ended March 31, 2026 totaled $421,860, a 1% decrease compared to $426,684 in the prior year quarter, due to decreased volume of 6% primarily driven by residential, partially offset by favorable price and mix of 5% driven by both residential and commercial.

Revenue for the six months ended March 31, 2026 totaled $876,120, a 1% increase compared to $870,137 in the prior year, due to favorable price and mix of 6% driven by both residential and commercial, partially offset by decreased volume of 5% primarily driven by residential.

Gross Profit and Margin

Gross profit for the quarter ended March 31, 2026 was $191,989 compared to $198,347 in the prior year quarter, a decrease of $6,358 or 3%. Gross profit as a percent of sales ("gross margin") for the quarters ended March 31, 2026 and 2025 was 45.5% and 46.5%, respectively. Gross profit for the six months ended March 31, 2026 was $400,722 compared to $409,734 in the prior year period, a decrease of $9,012 or 2%. Gross margin for the six months ended March 31, 2026 and 2025 was 45.7% and 47.1%, respectively. The unfavorable gross profit and margin in both the quarter and six month period was primarily due to the impact of the decreased volume on overhead absorption, and increased material costs.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2026 of $104,643, or 24.8% of revenue, decreased 3% from $107,461, or 25.2% of revenue, in the prior year quarter. In the quarter ended March 31, 2025, SG&A expenses included strategic review (retention and other) expenses of $889. Excluding this item in the prior year, SG&A expenses in the quarter ended March 31, 2026 of $104,643, or 24.8% of revenue, decreased $1,929 or 2% compared to $106,572, or 25.0% of revenue, in the prior year quarter. The decrease was primarily due to decreases in distribution and administrative costs, partially offset by increased stock compensation expenses.

Selling, general and administrative expenses for the six months ended March 31, 2026 of $213,963, or 24.4% of revenue compared with the prior year of $214,507, or 24.7% of revenue. In the six months ended March 31, 2025, SG&A expenses included strategic review (retention and other) expenses of $1,778. Excluding this item in the prior year, SG&A expenses in the six months ended March 31, 2026 of $213,963, or 24.4% of revenue, increased $1,234 or 1%, compared to $212,729, or 24.4% of revenue, in the prior year period. The increase was primarily due to stock compensation expense, partially offset by decreases in distribution and administrative costs.

For the quarters ended March 31, 2026 and 2025, SG&A expenses included stock based compensation expense related to restricted stock and restricted stock unit awards totaling $7,688 and $6,182, respectively. For the six months ended March 31, 2026 and 2025, stock based compensation expense related to restricted stock and restricted stock unit awards totaled $13,758 and $11,262, respectively.

Depreciation and Amortization

For the quarter ended March 31, 2026, depreciation and amortization of $10,063 increased $470 compared to $9,593 in the prior year quarter, and for the six months ended March 31, 2026, depreciation and amortization of $19,581 increased $490 compared to $19,091 in the prior year period. The increase in both the three and six months ended March 31, 2026, is primarily due to depreciation for new assets placed in service.

Interest Expense, net

For the quarter ended March 31, 2026, interest expense, net of $21,133 decreased $2,483 or 11% compared to $23,616 in the prior year quarter, and for the six months ended March 31, 2026, interest expense, net of $42,889 decreased $5,467 or 11% compared to $48,356 in the prior year quarter, primarily as a result of decreased outstanding borrowings and decreased variable interest rates on our Term Loan B and Revolver.

Other Income (Expense), net

For the quarters ended March 31, 2026 and 2025, Other income (expense) of $(1,238) and $317, respectively, includes $134 and ($6), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $(1,908) and $(40), respectively, net gains (losses) on investments of $122 and $(16), respectively, and royalty income of $445 and $556, respectively. Net periodic benefit plan expense includes a charge of $1,609 recorded in the three months ended March 31, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 13 - Employee Benefit Plans for additional details.

For the six months ended March 31, 2026 and 2025, Other income (expense) of $(2,616) and $586, respectively, includes $283 and $(276), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $(3,815) and $(81), respectively, net gains (losses) on investments of $(7) and $54, respectively, and royalty income of $964 and $1,146, respectively. Net periodic benefit plan expense includes a charge of $3,218 recorded in the six months ended March 31, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 13 - Employee Benefit Plans for additional details.

Provision for income taxes from continuing operations

During the quarter ended March 31, 2026, the Company recognized a tax provision of $18,038 on income before taxes from continuing operations of $64,975, compared to a tax provision of $17,782 on income before taxes from continuing operations of $67,587 in the prior year quarter. The current year quarter results included the impact of retirement plan events of $1,609 ($1,225, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $14. The prior year quarter results included strategic review costs - retention and other of $889 ($670, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $1,006. Excluding these items, the effective tax rates for the quarters ended March 31, 2026 and 2025 were 27.7% and 27.8%, respectively.

During the six months ended March 31, 2026, the Company recognized a tax provision of $38,189 on income before taxes from continuing operations of $140,698, compared to a tax provision of $38,516 on income before taxes from continuing operations of $147,457 in the comparable prior year period. The six month period ended March 31, 2026 included the impact of retirement plan events of $3,218 ($2,451, net of tax); loss from debt extinguishment of $556, ($423, net of tax); and discrete and other tax provisions, net, that affect comparability of $215. The six month period ended March 31, 2025 included strategic review costs - retention and other of $1,778 ($1,339, net of tax); and discrete and other tax benefits, net, that affect comparability of $1,134. Excluding these items, the effective tax rate for both the six months ended March 31, 2026 and 2025 was 26.9%.

Income from continuing operations

Three Months ended March 31, 2026 and 2025

Income from continuing operations was $46,937 or $1.03 per share, compared to $49,805, or $1.06 per share, in the prior year quarter.

The current year quarter results from continuing operations included the following:

–    Impact of retirement plan events of $1,609 ($1,225, net of tax, or $0.03 per share); and
– Discrete and certain other tax benefits, net, of $14 or $0.00 per share.

The prior year quarter results from continuing operations included the following:

–    Strategic review - retention and other of $889 ($670, net of tax, or $0.01 per share); and
– Discrete and certain other tax benefits, net, of $1,006 or $0.02 per share.

Excluding these items from the respective quarterly results, income from continuing operations would have been $48,148, or $1.05 per share in the quarter ended March 31, 2026 compared to $49,469, or $1.05 per share, in the prior year quarter.

Six Months ended March 31, 2026 and 2025

Income from continuing operations was $102,509 or $2.24 per share, compared to $108,941, or $2.31 per share, in the prior year.

The current year-to-date results from continuing operations included the following:

–    Impact of retirement plan events of $3,218 ($2,451, net of tax, or $0.05 per share)
–    Loss from debt extinguishment of $556 ($423, net of tax, or $0.01 per share); and
– Discrete and certain other tax provisions, net, of $215 or $0.00 per share.

The prior year-to-date results from continuing operations included the following:

–    Strategic review - retention and other of $1,778 ($1,339, net of tax, or $0.03 per share); and
– Discrete and certain other tax benefits, net, of $1,134 or $0.02 per share.

Excluding these items from the respective periods, income from continuing operations would have been $105,598, or $2.31 per share in the six months ended March 31, 2026 compared to $109,146, or $2.31 per share, in the prior year period.

Adjusted income from continuing operations and the related adjusted earnings per share from operations, which are non-GAAP measures, are key metrics used by Griffon in evaluating performance. For a reconciliation of income from continuing operations to adjusted income from continuing operations and earnings per share from continuing operations to adjusted earnings per share from continuing operations, refer to the Non-GAAP Financial Measures section below.

Adjusted EBITDA

For the quarter ended March 31, 2026, adjusted EBITDA of $97,780 decreased $3,905 or 4% compared to $101,685 in the prior year quarter; and for the six months ended March 31, 2026, adjusted EBITDA of $206,942 decreased $9,740 or 4%, compared to $216,682 in the prior year period. The decline in both the quarter and six month period was due to the decreased revenue noted above, the unfavorable impact of decreased volume on overhead absorption, and increased material costs.

For a definition of adjusted EBITDA and a reconciliation of net income to adjusted EBITDA (a non-GAAP measure), refer to Non-GAAP Financial Measures section below.

Comprehensive income (loss)
For the quarter ended March 31, 2026, total other comprehensive income, net of taxes, of $2,174 included a gain of $1,020 from foreign currency translation adjustments primarily due to the strengthening of the Australian Dollar, partially offset by the weakening of the Euro, British Pound and Canadian Dollar, all in comparison to the U.S. Dollar; and a $1,927 benefit from pension amortization, partially offset by a $773 loss on cash flow hedges.

For the quarter ended March 31, 2025, total other comprehensive income, net of taxes, of $2,417 included a gain of $2,970 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound, all in comparison to the U.S. Dollar; and a $541 benefit from pension amortization, partially offset by a $1,094 loss on cash flow hedges.

For the six months ended March 31, 2026, total other comprehensive income, net of taxes, of $6,726 included a gain of $4,621 from foreign currency translation adjustments primarily due to the strengthening of the Australian and Canadian Dollar, partially offset by the weakening of the Euro and the British Pound, all in comparison to the U.S. Dollar; and a $3,855 benefit from pension amortization, partially offset by a $1,750 loss on cash flow hedges.

For the six months ended March 31, 2025, total other comprehensive loss, net of taxes, of $15,282 included a loss of $17,048 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian and Canadian Dollar, all in comparison to the U.S. Dollar, partially offset by a $596 benefit from pension amortization and a $1,170 gain on cash flow hedges.

DISCONTINUED OPERATIONS

As a result of the strategic actions announced on February 5, 2026, AMES’ U.S., Canada, Australia, and U.K. operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with the AMES' U.S., Canada, Australia, and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. At March 31, 2026 and September 30, 2025, Griffon’s assets held for sale totaled $695,755 and $735,816, respectively, and Griffon's liabilities held for sale totaled $226,923 and $250,390, respectively. Refer to Note 15 - Discontinued Operations for additional details.

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

As of March 31, 2026, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $51,500. Our intent is to permanently reinvest the funds of continuing operations outside the U.S. and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries classified as discontinued operations. The Company has accrued a deferred tax liability for federal, state, and withholding taxes on previously taxed earnings and profit (PTEP) which are not considered permanently reinvested.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the six months ended March 31, 2026, the Company generated $118,314 of net cash from operating activities and, as of March 31, 2026, the Company had $436,848 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and equivalents of $109,672 at March 31, 2026.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from continuing operations	For the Six Months Ended March 31,
	2026	2025
Net Cash Flows Provided by (Used In):
Operating activities	$118,314	$139,697
Investing activities	(17,652)	(25,801)
Financing activities	(97,758)	(133,932)

Cash flows provided by operating activities from continuing operations for the six months ended March 31, 2026 was $118,314, compared to $139,697 in the prior year period. In both the six months ended March 31, 2026 and 2025, cash provided by operating activities benefited from increased cash generated from operations and a net increase in net working capital. The net increase in working capital for the six months ended March 31, 2026 was primarily driven by increased inventory and a decrease in accounts payable and accrued liabilities. The net increase in working capital for the six months ended March 31, 2025 was primarily driven by increased inventory and accounts receivable, partially offset by increases in accounts payable and accrued liabilities and a decrease in prepaid and other assets.

During the six months ended March 31, 2026, cash flows used in investing activities from continuing operations were comprised of capital expenditures and totaled $17,652, compared to $25,801 in the prior year period.

During the six months ended March 31, 2026, cash used in financing activities from continuing operations totaled $97,758 compared to $133,932 used in the prior year period. Cash flows used in financing activities from continuing operations in the current period consisted of the purchase of shares of common stock in connection with the board authorized share repurchase program, including excise taxes, and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $64,459, the payment of dividends of $21,218, proceeds related to the Revolver of $50,000, and payments of long-term debt of $62,013 primarily related to the Term Loan B. Cash flows used in financing activities from continuing operations in the prior year period consisted primarily of net proceeds from long-term debt of $10,989, primarily related to the Revolver, the purchase of shares of common stock in connection with the Board authorized share repurchase program and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $121,453, and the payment of dividends of $23,441.

During the six months ended March 31, 2026, 166,160 shares, with a market value of $12,505, or an average of $75.26 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $173.

During the six months ended March 31, 2026, the Board of Directors approved and paid two quarterly cash dividends of $0.22 per share each. During fiscal 2025, the Board of Directors approved four quarterly cash dividends each for $0.18 per share, totaling $0.72 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On May 6, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on June 17, 2026 to shareholders of record as of the close of business on May 29, 2026.

On November 13, 2024, Griffon announced that the Board of Directors approved an additional increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the six months ended March 31, 2026 totaled 668,888 shares of common stock, for a total of $51,003, or an average of $76.25 per share, excluding excise taxes of $510. As of March 31, 2026, $247,010 remained under the Board authorized repurchase program.

During the six months ended March 31, 2026 and 2025, cash provided by discontinued operations from operating activities was $10,913 and $19,437, respectively, related to the AMES’ U.S., Canada, Australia, and U.K. operations. During the six months ended March 31, 2026 and 2025, cash provided by (used in) discontinued operations from investing activities of $(2,148) and $12,341 relates to capital expenditures and proceeds from the sale of real estate. During the six months ended March 31, 2026 and 2025, cash used in discontinued operations from financing activities relates to financing lease payments of $60 and $68, respectively.

Cash and Equivalents and Debt	March 31,	September 30,
	2026	2025
Cash and equivalents	$109,672	$99,045
Notes payable and current portion of long-term debt	8,018	8,033
Long-term debt, net of current maturities	1,394,836	1,404,276
Debt discount/premium and issuance costs	8,939	11,502
Total gross debt - continuing basis	1,411,793	1,423,811
Debt, net of cash and equivalents	$1,302,121	$1,324,766

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of March 31, 2026, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $966,246 on March 31, 2026 based upon quoted market prices (Level 1 inputs). At March 31, 2026, $3,871 of underwriting fees and other expenses incurred remained to be amortized.

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

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.66% as of March 31, 2026). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $387,484 on March 31, 2026 based upon quoted market prices (Level 1 inputs).

During the six months ended March 31, 2026, Griffon prepaid $58,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payment of $4,000. In connection with this prepayment Griffon recognized a $556 loss on debt extinguishment, $500 related to the write-off of underwriting fees and other expenses and $56 of the original issue discount. Since the inception of the loan, Griffon has prepaid $383,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of March 31, 2026, the Term Loan B outstanding balance was $387,000. At March 31, 2026, unamortized costs of $3,084 related to existing and new Term Loan B facility lenders will continue to be amortized over the term of the loan.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.51% at March 31, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at March 31, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at March 31, 2026).

At March 31, 2026, under the Credit Agreement, there was $50,000 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $13,152; and $436,848 was available, subject to certain loan covenants, for borrowing at that date.

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

The balance in other long-term debt consists of finance leases.

At March 31, 2026, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA, a non-GAAP measure, was 2.4x at March 31, 2026. For a definition of Net debt to EBITDA, refer to the Non-GAAP financial measures section of the Quarterly Report on 10-Q.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028, and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $387,000 at March 31, 2026 and Revolver maturing in 2028 which had $50,000 in outstanding borrowings at March 31, 2026. The Term Loan B facility accrues interest at the Term SOFR plus a spread of 2.00% (5.66% as of March 31, 2026). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 1.75% (5.51% at March 31, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit spread adjustment and a margin of 1.75% (5.51% at March 31, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at March 31, 2026).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2026, no customer exceeded 10% of consolidated revenue. Future operating results will continue to depend substantially on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of the volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and results of operations.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Griffon uses adjusted EBITDA as a key metric in evaluating performance. Adjusted EBITDA, a non-GAAP measure, is defined as income before taxes from continuing operations, excluding interest income and expense, depreciation and amortization, strategic review charges, and non-cash impairment charges, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors. We track our non-GAAP financial measures to monitor and manage our underlying financial performance. See reconciliation of adjusted EBITDA to the applicable most comparable GAAP measure, net income, below.

Adjusted EBITDA and adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use adjusted EBITDA and adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies and to make budgeting decisions, and we use adjusted EBITDA as a significant performance metric in our annual management incentive bonus plan compensation, as well as to compare our performance against other companies using similar measures. We have presented adjusted EBITDA and adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as depreciation and amortization, interest expense, net, income tax provision (benefit), (gain) loss on sale and disposal of property and equipment, restructuring charges, strategic retention costs, and intangible impairment.

Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We encourage evaluation of these adjustments and believe they are appropriate for supplemental analysis. In evaluating adjusted EBITDA and adjusted EBITDA margin, be mindful that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of adjusted EBITDA and adjusted EBITDA margin in the future, and any such modification may be material. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate adjusted EBITDA and adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and, accordingly, our calculations of EBITDA and adjusted EBITDA are not necessarily comparable to similar measures of other companies, which could reduce the usefulness of adjusted EBITDA and adjusted EBITDA margin as tools for comparison.

The following table provides a reconciliation of net income to adjusted EBITDA for the periods presented and the calculation of adjusted EBITDA margin:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Net income	$19,318	$56,762	$83,705	$127,613
Less: Income (loss) from discontinued operations	(27,619)	6,957	(18,804)	18,672
Income from continuing operations	$46,937	$49,805	$102,509	$108,941
Net interest expense	21,133	23,616	42,889	48,356
Depreciation and amortization	10,063	9,593	19,581	19,091
Provision for income taxes	18,038	17,782	38,189	38,516
Impact of retirement plan events	1,609	—	3,218	—
Loss from debt extinguishment	—	—	556	—
Strategic review - retention and other	—	889	—	1,778
Adjusted EBITDA, continuing operations	$97,780	$101,685	$206,942	$216,682

Adjusted income from continuing operations and adjusted earnings per share from continuing operations

Griffon uses adjusted income from continuing operations, and the related adjusted earnings per share from continuing operations as key metrics in evaluating performance. These key metrics are non-GAAP measures that exclude the impact of retirement plan events, non-cash impairment charges, loss from debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors.

The following table provides a reconciliation of net income to income from continuing operations, to adjusted income from continuing operations and earnings per share from continuing operations, to adjusted earnings per share from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
	(Unaudited)

Net income	$19,318	$56,762	$83,705	$127,613
Less: Income (loss) from discontinued operations	(27,619)	6,957	(18,804)	18,672
Income from continuing operations	$46,937	$49,805	$102,509	$108,941

Adjusting items:
Impact of retirement plan events(1)	1,609	—	3,218	—
Loss from debt extinguishment	—	—	556	—
Strategic review - retention and other	—	889	—	1,778
Tax impact of above items(2)	(384)	(219)	(900)	(439)
Discrete and certain other tax provisions (benefits), net(3)	(14)	(1,006)	215	(1,134)

Adjusted income from continuing operations	$48,148	$49,469	$105,598	$109,146

Earnings per common share from continuing operations	$1.03	$1.06	$2.24	$2.31

Adjusting items, net of tax:
Impact of retirement plan events(1)	0.03	—	0.05	—
Loss from debt extinguishment	—	—	0.01	—
Strategic review - retention and other	—	0.01	—	0.03
Discrete and certain other tax provisions (benefits), net(3)	—	(0.02)	—	(0.02)

Adjusted earnings per common share from continuing operations	$1.05	$1.05	$2.31	$2.31

Diluted weighted-average shares outstanding	45,690	46,900	45,727	47,226
 Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three and six months ended March 31, 2026, the impact of retirement plan events relates to non-cash charges of $1,609 and $3,218 included in Other, net associated with the establishment of a retiree medical plan. The Company will recognize a non-cash charge related to such plan of $5,362 ratably over the first 10 months of fiscal 2026.

(2) The tax impact for the above reconciling adjustments from GAAP net income to non-GAAP adjusted income from continuing operations, and the related adjusted EPS from continuing operations, is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

(3) Discrete and certain other tax provisions (benefits) primarily relate to the impact of a rate differential between the statutory and annual effective tax rates on items impacting the quarter.

Net debt to EBITDA
Net debt to EBITDA (Leverage ratio), a non-GAAP measure, is a key financial measure that is used by management to assess the borrowing capacity of the Company. The Credit Agreement defines the Company's net debt to EBITDA leverage ratio as net debt (total principal debt outstanding net of cash and equivalents) divided by the sum of trailing twelve-month (“TTM”) adjusted EBITDA (as defined in the below table) and TTM stock-based compensation expense, including discontinued operations. The following table provides a calculation of our net debt to EBITDA leverage ratio as calculated per our credit agreement:

March 31, 2026
Cash and equivalents	$109,672
Notes payable and current portion of long-term debt	8,018
Long-term debt, net of current maturities	1,394,836
Debt discount/premium and issuance costs	8,939
Total gross debt - continuing basis	1,411,793
Discontinued operations	332
Total gross debt including discontinued operations	$1,412,125
Debt, net of cash and equivalents	$1,302,453

TTM adjusted EBITDA, including discontinued operations	$519,677
TTM stock based compensation, including discontinued operations	27,828
TTM EBITDA, per debt compliance(1)	$547,505

Leverage ratio	2.4x

(1) Griffon defines EBITDA per bank compliance as operating results including discontinued operations and excluding interest income and expense, income taxes, depreciation and amortization, restructuring charges, debt extinguishment, net and acquisition related expenses, as well as other items that may affect comparability, as applicable, plus stock based compensation. See following table for calculation of TTM EBITDA, per debt compliance for the six months ended March 31, 2026.

The following table provides a reconciliation of adjusted EBITDA, including stock compensation to TTM EBITDA, per debt compliance:

	Year ended September 30,	For the Six Months Ended March 31,		TTM March 31,
	2025(1)	2026(2)	2025(1)	2026

Adjusted EBITDA	522,293	247,101	249,717	519,677
Add: Stock-based compensation expense	25,483	14,238	11,893	27,828
EBITDA, per debt compliance	$547,776	$261,339	$261,610	$547,505
_____________________________
(1) As previously reported in the Company's earnings release on Form 8-K furnished to the SEC.
(2) The following table provides a reconciliation of adjusted EBITDA from continuing operations, including stock compensation to EBITDA, per debt compliance for the six months ended March 31, 2026:

For the Six Months Ended March 31,
2026

Adjusted EBITDA:
Continuing operations	$206,942
Discontinued operations	40,159
Total	$247,101

Stock Compensation:
Continuing operations	$13,758
Discontinued operations	480
Total	$14,238
EBITDA, per debt compliance	$261,339

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, The AMES Companies, LLC, Clopay AMES Holding Corp., ClosetMaid LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of March 31, 2026 and September 30, 2025 and for the six months ended March 31, 2026 and for the year ended September 30, 2025. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

The indentures relating to the Senior Notes (the “Indentures”) contain terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indentures; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indentures, and that meets certain other specified conditions as set forth in the Indentures; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indentures, in compliance with the terms of the Indentures; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indentures, in each case in accordance with the terms of the Indentures; and (v) upon obtaining the requisite consent of the holders of the Senior Notes. Upon the closing of the joint venture transaction discussed in Note 15 - Discontinued operations, the existing guarantees related to The Ames Companies, LLC, and ClosetMaid LLC, will be released.

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Six Months Ended		For the Year Ended
	March 31, 2026		September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,014,554	$—	$2,043,181
Gross profit	$—	$421,961	$—	$897,806
Income (loss) from operations	$(17,283)	$201,045	$(27,185)	$202,408
Equity in earnings of Guarantor subsidiaries	$132,183	$—	$114,214	$—
Net income (loss)	$(39,080)	$132,183	$(80,101)	$114,214

Summarized Balance Sheet Information

	As of March 31, 2026		As of September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$44,270	$634,648	$52,468	$615,705
Non-current assets	12,435	1,054,187	21,153	1,032,532
Total assets	$56,705	$1,688,835	$73,621	$1,648,237

Current liabilities	$53,464	$206,089	$57,620	$199,085
Long-term debt	1,394,836	248	1,404,272	149
Other liabilities	16,244	222,099	9,256	224,162
Total liabilities	$1,464,544	$428,436	$1,471,148	$423,396

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the industries in which Griffon Corporation (the “Company” or “Griffon”) operates. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “achieves,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon; the ability of Griffon to expand into new geographic and/or product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, resin and wood, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer; the potential impact of seasonal variations and uncertain weather patterns; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in economic conditions in the United States ("U.S.") or internationally including inflation, interest rate and currency exchange fluctuations; the reliance on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services , which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of certain products; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange

Griffon conducts business in various non-US countries, therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2026	—		$—	—
February 1 - 28, 2026	104,451	(2)	$89.34	104,451
March 1-31, 2026	324,004	(3)	$74.31	317,700
Total	428,455			422,151	$247,010

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of March 31, 2026, $247,010 remained available for the purchase of common stock under board authorized programs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity”.

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

3.Includes (a) 317,700 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 6,304 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, the following trading plans were adopted by the executive officers listed below. Each such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended.

Executive	Date of Adoption of Plan	Aggregate Number of Shares of Common Stock to be sold pursuant to Trading Arrangement	Period of Plan

Robert F. Mehmel, President and Chief Operating Officer	February 12, 2026	100,000	May 14, 2026 - May 31, 2027

Brian G. Harris, Executive Vice President and Chief Financial Officer	February 12, 2026	30,000	May 14, 2026 - May 10, 2027

Item 6	Exhibits
2.1
Master Transaction Agreement, dated as of February 5, 2026, among Griffon Ames HoldCo LLC, VNPI Global Investments and Services, S.L., Bellota Holding AG, Merv Holdco LLC, Merv Midco LLC And Merv Finco LLC (as incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2025).

10.1*	Offer Letter, dated February 18, 2026, between the Company and Seth L. Kaplan

10.2*	Griffon Corporation Director Compensation Program (adopted as of February 18, 2026).

31.1*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentations Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 7, 2026