Form 10-Q
period 2026-06-30
GRIFFON CORP
filed 2026-08-05
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026

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

The number of shares of common stock outstanding at July 31, 2026 was 45,294,716.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2026	September 30, 2025
CURRENT ASSETS
Cash and equivalents	$110,350	$99,045
Accounts receivable, net of allowances of $4,205 and $5,641	201,696	196,957
Inventories	185,532	171,747
Prepaid and other current assets	54,565	42,079
Assets of discontinued operations held for sale	171,466	735,816
Total Current Assets	723,609	1,245,644
PROPERTY, PLANT AND EQUIPMENT, net	204,691	195,950
OPERATING LEASE RIGHT-OF-USE ASSETS	65,335	53,041
GOODWILL	191,253	191,253
INTANGIBLE ASSETS, net	346,815	363,955
EQUITY METHOD INVESTMENT	118,600	—
NOTES RECEIVABLE (related party)	162,039	—
OTHER ASSETS	23,713	26,191
Total Assets	$1,836,055	$2,076,034

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,011	$8,033
Accounts payable	90,975	57,663
Accrued liabilities	130,553	114,628
Current portion of operating lease liabilities	16,834	15,473
Liabilities of discontinued operations held for sale	53,814	250,390
Total Current Liabilities	300,187	446,187
LONG-TERM DEBT, net	1,259,624	1,404,276
LONG-TERM OPERATING LEASE LIABILITIES	52,523	40,453
OTHER LIABILITIES	94,565	111,146
Total Liabilities	1,706,899	2,002,062
COMMITMENTS AND CONTINGENCIES - See Note 21
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	129,156	73,972
Total Liabilities and Shareholders’ Equity	$1,836,055	$2,076,034

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)	SHARES	PAR VALUE			SHARES	COST		TOTAL
Balance at September 30, 2025	84,746	$21,187	$690,153	$479,048	38,400	$(1,044,496)	$(71,920)	$73,972
Net income	—	—	—	64,387	—	—	—	64,387
Dividend	—	—	—	(10,089)	—	—	—	(10,089)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	160	(11,846)	—	(11,846)
Common stock acquired including excise taxes	—	—	—	—	247	(18,500)	—	(18,500)
Equity awards granted, net	—	—	(17,345)	—	(634)	17,345	—	—
Stock-based compensation(1)	—	—	6,427	—	—	—	—	6,427
Other comprehensive income, net of tax	—	—	—	—	—	—	4,552	4,552
Balance at December 31, 2025	84,746	$21,187	$679,235	$533,346	38,173	$(1,057,497)	$(67,368)	$108,903
Net income	—	—	—	19,318	—	—	—	19,318
Dividend	—	—	—	(10,004)	—	—	—	(10,004)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	6	(485)	—	(485)
Common stock acquired including excise taxes	—	—	—	—	422	(33,270)	—	(33,270)
Equity awards granted, net	—	—	832	—	30	(832)	—	—
Stock-based compensation(1)	—	—	7,811	—	—	—	—	7,811
Other comprehensive income, net of tax	—	—	—	—	—	—	2,174	2,174
Balance at March 31, 2026	84,746	$21,187	$687,878	$542,660	38,631	$(1,092,084)	$(65,194)	$94,447
Net income	—	—	—	51,632	—	—	—	51,632
Dividend	—	—	—	(10,040)	—	—	—	(10,040)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	15	(1,377)	—	(1,377)
Common stock acquired including excise taxes	—	—	—	—	626	(53,724)	—	(53,724)
Equity awards granted, net	—	—	(73)	—	(3)	73	—	—
Stock-based compensation(1)	—	—	7,454	—	—	—	—	7,454
Accumulated other comprehensive income released upon disposition of businesses	—	—	—	—	—	—	36,249	36,249
Other comprehensive income, net of tax	—	—	—	—	—	—	4,515	4,515
Balance at June 30, 2026	84,746	$21,187	$695,259	$584,252	39,269	$(1,147,112)	$(24,430)	$129,156

___________________________
(1) For the nine months ended June 30, 2026, stock-based compensation expense of $21,692 reflected in the Condensed Consolidated Statements of Shareholders' Equity includes approximately $1,040 of stock-based compensation expense that is recorded within discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2024	84,746	$21,187	$677,028	$461,442	36,443	$(876,527)	$(58,024)	$(218)	$224,888
Net income	—	—	—	70,851	—	—	—	—	70,851
Dividend	—	—	—	(8,196)	—	—	—	—	(8,196)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	64	(5,342)	—	—	(5,342)
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Common stock acquired including excise taxes	—	—	—	—	610	(42,963)	—	—	(42,963)
Equity awards granted, net	—	—	(12,136)	—	(493)	12,136	—	—	—
ESOP allocation of common stock	—	—	537	—	—	104	—	—	641
Stock-based compensation(1)	—	—	5,378	—	—	—	—	—	5,378
Other comprehensive income, net of tax	—	—	—	—	—	—	(17,699)	—	(17,699)
Balance at December 31, 2024	84,746	$21,187	$670,807	$524,097	36,624	$(912,592)	$(75,723)	$—	$227,776
Net income	—	—	—	56,762	—	—	—	—	56,762
Dividend	—	—	—	(8,494)	—	—	—	—	(8,494)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	520	(39,407)	—	—	(39,407)
Common stock acquired including excise taxes	—	—	—	—	420	(30,827)	—	—	(30,827)
Equity awards granted, net	—	—	(1,238)	—	(49)	1,238	—	—	—
Stock-based compensation(1)	—	—	6,515	—	—	—	—	—	6,515
Other comprehensive income, net of tax	—	—	—	—	—	—	2,417	—	2,417
Balance at March 31, 2025	84,746	$21,187	$676,084	$572,365	37,515	$(981,588)	$(73,306)	$—	$214,742
Net loss	—	—	—	(120,139)	—	—	—	—	(120,139)
Dividend	—	—	—	(8,465)	—	—	—	—	(8,465)
Common stock acquired including excise taxes	—	—	—	—	581	(40,652)	—	—	(40,652)
Equity award termination	—	—	323	—	12	(323)	—	—	—
Stock-based compensation(1)	—	—	5,968	—	—	—	—	—	5,968
Other comprehensive income, net of tax	—	—	—	—	—	—	12,446	—	12,446
Balance at June 30, 2025	84,746	$21,187	$682,375	$443,761	38,108	$(1,022,563)	$(60,860)	$—	$63,900
___________________________
(1) For the nine months ended June 30, 2025, stock-based compensation expense of $17,861 reflected in the Condensed Consolidated Statements of Shareholders' Equity includes approximately $963 of stock-based compensation expense that is recorded within discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$481,370	$449,692	$1,357,490	$1,319,829
Cost of goods and services	255,316	230,851	730,714	691,254
Gross profit	226,054	218,841	626,776	628,575
Selling, general and administrative expenses	110,552	107,283	324,515	321,790
Goodwill and intangible asset impairments	—	243,612	—	243,612
Total operating expenses	110,552	350,895	324,515	565,402
Income (loss) from continuing operations	115,502	(132,054)	302,261	63,173
Other income (expense)
Interest expense	(21,124)	(24,068)	(64,254)	(72,763)
Interest income	1,002	90	1,243	429
Loss from debt extinguishment	(833)	—	(1,389)	—
Other, net	(2,576)	272	(5,192)	858
Total other expense, net	(23,531)	(23,706)	(69,592)	(71,476)
Income (loss) before taxes from continuing operations	91,971	(155,760)	232,669	(8,303)
Provision (benefit) for income taxes from continuing operations	25,660	(47,105)	63,849	(8,589)
Income (loss) from continuing operations	$66,311	$(108,655)	$168,820	$286
Discontinued operations:
Income (loss) from operations of discontinued operations	(6,937)	6,559	(30,464)	35,159
Provision for income taxes	7,742	18,043	3,019	27,971
Income (loss) from discontinued operations	(14,679)	(11,484)	(33,483)	7,188
Net income (loss)	$51,632	$(120,139)	$135,337	$7,474
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.51	$(2.40)	$3.80	$0.01
Income (loss) from discontinued operations	(0.33)	(0.25)	(0.75)	0.16
Basic earnings (loss) per common share	$1.17	$(2.65)	$3.05	$0.16
Basic weighted-average shares outstanding	43,970	45,320	44,414	45,505
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.47	$(2.40)	$3.71	$0.01
Income (loss) from discontinued operations	(0.33)	(0.25)	(0.74)	0.15
Diluted earnings (loss) per common share	$1.14	$(2.65)	$2.97	$0.16
Diluted weighted-average shares outstanding	45,148	45,320	45,543	46,911
Dividends paid per common share	$0.22	$0.18	$0.66	$0.54
Net income	$51,632	$(120,139)	$135,337	$7,474
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,546	12,244	6,167	(4,804)
Pension and other post retirement plans	1,773	897	5,628	1,493
Change in cash flow hedges	1,196	(695)	(554)	475
Total other comprehensive income (loss), net of taxes	4,515	12,446	11,241	(2,836)
Comprehensive income (loss), net	$56,147	$(107,693)	$146,578	$4,638
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$135,337	$7,474
Net loss (income) from discontinued operations	33,483	(7,188)
Income from continuing operations	168,820	286
Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Depreciation and amortization	29,857	28,754
Paid-in-kind interest	(939)	—
Stock-based compensation	20,652	16,898
Goodwill and intangible asset impairments	—	243,612
Provision (recovery) for losses on accounts receivable	174	(5)
Amortization of debt discounts and issuance costs	2,963	3,080
Loss from debt extinguishment	1,389	—
Pension and other post-retirement non-cash charges	5,345	285
Deferred income tax provision (benefit)	(124)	(25,000)
Change in assets and liabilities:
Increase in accounts receivable	(4,901)	(3,950)
Increase in inventories	(14,024)	(17,481)
(Increase) decrease in prepaid and other assets	(11,147)	3,836
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	18,808	(16,989)
Other changes	1,071	1,190
Net cash provided by operating activities - continuing operations	217,944	234,516
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(23,736)	(32,498)
Proceeds from sale of business	100,000	—
Other, net	—	138
Net cash provided by (used in) investing activities - continuing operations	76,264	(32,360)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(30,939)	(31,622)
Purchase of shares for treasury	(119,055)	(161,709)
Proceeds from long-term debt	50,000	63,000
Payments of long-term debt	(199,019)	(139,018)
Other, net	(238)	(90)
Net cash used in financing activities - continuing operations	(299,251)	(269,439)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	20,873	47,144
Net cash provided by (used in) investing activities	(3,608)	10,526
Net cash used in financing activities	(78)	(99)
Net cash provided by discontinued operations	17,187	57,571
Effect of exchange rate changes on cash and equivalents	(839)	2,553
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,305	(7,159)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	99,045	114,438
CASH AND EQUIVALENTS AT END OF PERIOD	$110,350	$107,279
Supplemental Disclosure of Non-Cash Flow Information:
Capital expenditures in accounts payable	$4,277	$4,770
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

On February 5, 2026, Griffon announced that it entered into a definitive agreement to form a joint venture with ONCAP Management Partners, L.P. (“ONCAP”), the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture combines the United States and Canada businesses of Griffon’s AMES Companies (“AMES North America”) with the Bellota Tools, Corona, and Burgon & Ball businesses of VNPI Global Investments and Services, S.L. and Bellota Holding AG (“Venanpri”), an ONCAP majority-owned portfolio company. On June 9, 2026, Griffon completed the previously announced formation of the joint venture between its AMES North America business and Venanpri. The joint venture, named Veritage Brands (“Veritage”), is managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, holds a 57% equity interest. Upon closing, Griffon received $100,000 in cash, a $161,100 second-lien paid-in-kind (“PIK”) debt receivable, and will participant in the governance and oversight of the joint venture with its 43% equity interest that has an initial carrying value of $118,600. Griffon's investment in the joint venture is accounted for under the equity method. Refer to Note 7, Equity Method Investment for further details.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australasia and United Kingdom (“U.K.”) operations. On June 8, 2026, Griffon announced that it had entered into a definitive agreement to sell its AMES Australasia business to a joint venture it is forming with an investment group led by the management of AMES Australasia with support from Australian financial investors. On July 31, 2026, Griffon completed the previously announced formation of the joint venture. Under the terms of the agreement, at closing, Griffon received AUD $258,000 (USD $180,910) in cash, a AUD $69,300 (approximately USD $48,593) PIK note receivable, and a 49% equity interest that has an initial carrying value of AUD $29,800 (USD $20,896). Griffon will participate in the governance and oversight of the joint venture as a 49% equity holder, while the remaining 51% ownership interest will be held by the investment group that includes certain members of the current AMES Australasia management team. Griffon's investment in the joint venture will be accounted for under the equity method. As of March 31, 2026, the Company ceased its AMES U.K. operations and is currently in the process of liquidating its remaining assets and settling its remaining liabilities.

As a result of these actions, AMES North America, Australia, and U.K. operations are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with AMES North America, Australia and U.K. operations as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025, and we classified the assets and liabilities associated with AMES' Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2026. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. Refer to Note 16, Discontinued Operations for further details.

Griffon now conducts its operations through one reportable segment. All prior period comparative segment information presented has been applied retrospectively to reflect the new segment structure. For further information regarding our segment reporting, see Note 13, Reportable Segment.

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

The Company accounts for its investments in unconsolidated subsidiaries under the equity method of accounting when it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally considered to exist when the Company holds an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors may also be considered.

Equity method investments are recorded within Equity Method Investments in the Condensed Consolidated Balance Sheets. Veritage is in the process of attributing the difference between its enterprise value and the carrying value of assets and liabilities at the date of formation to identifiable assets and liabilities, with any residual to be recorded as goodwill. Any basis differences will be amortized over the estimated useful lives of the identified assets. The Company expects Veritage to complete this process by September 30, 2026.

Under the equity method of accounting, the Company recognizes its proportionate share of the joint venture's earnings or losses in the Condensed Consolidated Statement of Operations. The Company records results from non-strategic investments in equity interest in earnings (losses) of unconsolidated joint ventures. The Company records its proportionate share of its joint venture's earnings or losses on a three-month lag. As such, the Company did not record its proportionate share of the joint venture's earnings or loss during the three and nine months ended June 30, 2026.

On June 9, 2026, Griffon completed the sale of AMES North America business to Veritage. As of June 30, 2026, the Company recorded its initial investment within Equity Method Investments, and its second-lien PIK debt receivable within Notes Receivable (related party) on the Condensed Consolidated Balance Sheets.

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

On June 30, 2026, the fair values of Griffon’s Senior Notes and Term Loan B facility approximated $972,338 and $285,000, respectively. Fair values were based upon quoted market prices (Level 1 inputs).

In connection with the sale of Griffon’s AMES North America business and the Company's equity method investment in Veritage, Griffon provided seller financing consisting of two second-lien PIK debt receivables (hereinafter referred to as second-lien PIK debt receivable) with an aggregate principal amount of $161,100 at a fixed annual rate of 10% PIK interest, which capitalizes quarterly. The second lien debt matures on December 9, 2029. The outstanding balance of the PIK note receivable was $162,039 as of June 30, 2026. Griffon recognized interest income of $939 during the three and nine months ended June 30, 2026. As of June 30, 2026, the fair value was determined using the market based approach (Level 3 inputs).

Items Measured at Fair Value on a Recurring Basis

Insurance contracts with values of $5,449 at June 30, 2026 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (Level 2 inputs) and are included in Other assets on the Condensed Consolidated Balance Sheets.

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates related to inventory purchases. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2026, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade liabilities payable in U.S. Dollars.

At June 30, 2026, Griffon had $50,913 of Chinese Yuan contracts at a weighted average rate of $6.79 which qualified for hedge accounting (Level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated Other Comprehensive Income ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $18 ($13, net of tax) at June 30, 2026. Upon settlement, gains of $159 and $481 were recorded in COGS during the three and nine months ended June 30, 2026. All contracts expire in 31 to 92 days.

In connection with the AMES Australasia transaction, Griffon entered into a foreign currency forward contract to mitigate the risk of depreciation in the Australian Dollar denominated proceeds. At June 30, 2026, Griffon had a $290,000 Australian Dollar

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
forward contract at a rate of $0.70 which qualified for hedge accounting (Level 2 inputs). This hedge was deemed an effective cash flow hedge with $2,795 ($2,124, net of tax) deferred into AOCI at June 30, 2026.

On July 31, 2026 Griffon completed the previously announced formation of a joint venture for it's AMES Australasia business. In connection with the completion, Griffon settled the aforementioned forward contract, and gains of $2,795 will be recognized in the Condensed Consolidated Statements of Operations during Griffon's fiscal 2026 fourth quarter.

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

For a complete explanation of Griffon’s revenue accounting policies, this note should be read in conjunction with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. See Note 13, Reportable Segment for revenue from contracts with customers disaggregated by end markets.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average cost) or net realizable value.

The following table details the components of inventory:

	At June 30, 2026	At September 30, 2025
Raw materials and supplies	$71,697	$71,742
Work in process	9,651	9,193
Finished goods	104,184	90,812
Total	$185,532	$171,747

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2026	At September 30, 2025
Land, building and building improvements	$102,629	$100,415
Machinery and equipment(1)	367,908	343,029
Leasehold improvements	30,352	30,341
	500,889	473,785
Accumulated depreciation	(296,198)	(277,835)
Total	$204,691	$195,950
(1) Machinery and equipment includes approximately $22,674 and $31,078 of construction in progress assets as of June 30, 2026 and September 30, 2025, respectively.
Depreciation and amortization expense for property, plant and equipment was $6,581 and $6,013 for the quarters ended June 30, 2026 and 2025, respectively, and $18,820 and $17,842 for the nine months ended June 30, 2026 and 2025, respectively. Depreciation and amortization included in Selling, general and administrative ("SG&A") expenses were $2,347 and $2,512 for the quarters ended June 30, 2026 and 2025, respectively and $6,910 and $7,476 for the nine months ended June 30, 2026 and 2025, respectively. Remaining components of depreciation and amortization, attributable to manufacturing operations, are included in Cost of goods and services.
During the nine months ended June 30, 2026, no event or indicator of impairment occurred which would require testing of property, plant and equipment related to continuing operations.

NOTE 6 – CREDIT LOSSES

The Company is exposed to credit losses primarily through sales of products and services. Trade receivables are recorded at their stated amount, less expected allowances for credit losses and, when appropriate, for customer program reserves and cash discounts. The Company’s expected loss allowance methodology for trade receivables is primarily based on the aging method of the accounts receivable balances and the financial condition of its customers. The expected allowance for credit losses represents estimated uncollectible receivables associated with potential customer defaults on contractual payment obligations (usually due to customers’ potential insolvency) and estimates for returns. As of June 30, 2026 and September 30, 2025, the allowance for credit losses includes an allowance for sales returns of $1,960 and $2,429, respectively. The allowance for credit losses includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the expected allowance for credit losses is recorded in SG&A expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from gross accounts receivable to present the net amount expected to be collected:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Beginning Balance, October 1	$5,641	$6,223
Provision for expected credit losses	174	(5)
Amounts written off charged against the allowance	(1,166)	(357)
Other	(444)	856
Ending Balance, June 30	$4,205	$6,717

NOTE 7 – EQUITY METHOD INVESTMENT

On February 5, 2026, Griffon announced it entered into a definitive agreement to form a joint venture with ONCAP, the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture combines the AMES North America businesses of Griffon’s AMES Companies (“AMES”) with the Bellota Tools, Corona, and Burgon & Ball businesses of Venanpri, an ONCAP majority-owned portfolio company. The joint venture is managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, holds a 57% equity interest.

On June 9, 2026, Griffon completed the sale of AMES North America business to Veritage and received $100,000 in cash, a $161,100 second-lien PIK debt receivable, and a 43% equity interest with an initial carrying value of $118,600. Griffon's investment in Veritage is accounted for under the equity method. The Company recognizes its proportionate share of the investee’s earnings or losses in the Condensed Consolidated Statements of Operations. Results from non-strategic investments are recorded in equity interest in earnings (losses) of unconsolidated joint ventures. The Company records its proportionate share of its investee’s earnings or losses on a three-month lag. As such, the Company did not record its proportionate share of the joint venture's earnings or loss during the three and nine months ended June 30, 2026.

As of June 30, 2026, the Company recorded its initial investment of $118,600 within Equity Method Investments, and its second-lien PIK debt receivable of $161,100 within Notes Receivable (related party) on the Condensed Consolidated Balance Sheets. Veritage is in the process of attributing the difference between its enterprise value and the carrying value of assets and liabilities at the date of formation to identifiable assets and liabilities, with any residual to be recorded as goodwill. Any basis differences will be amortized over the estimated useful lives of the identified assets. The Company expects Veritage to complete this process by September 30, 2026.

In connection with the sale of AMES North America and the Company's equity method investment in Veritage, we provided seller financing consisting of two second lien secured term loan facilities with an aggregate principal amount of $161,100 at a fixed annual rate of 10% PIK interest, which capitalizes quarterly. The second-lien PIK debt receivable matures on December 9, 2029. The outstanding balance of the PIK debt receivable was $162,039 as of June 30, 2026. Griffon recognized PIK interest income of $939 during the three and nine months ended June 30, 2026.

As of June 30, 2026, included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets is a receivable of $7,998 due from Veritage for transaction costs paid at closing in connection with the formation of the joint venture.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The carrying value of goodwill as of June 30, 2026 and September 30, 2025 was $191,253.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2026			At September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$272,795	$65,346	15	$284,984	$61,291
Technology, patents & other	7,068	4,295	3	7,707	4,038
Total amortizable intangible assets	279,863	69,641		292,691	65,329
Trademarks	136,593	—		136,593	—
Total intangible assets	$416,456	$69,641		$429,284	$65,329

Amortization expense for intangible assets was $3,695 and $3,650 for the quarters ended June 30, 2026 and 2025, respectively and $11,037 and $10,912 for the nine months ended June 30, 2026 and 2025, respectively. Amortization expense for the remainder of 2026 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: remaining in 2026 - $3,710; 2027 - $14,800; 2028 - $14,800; 2029 - $14,800; 2030 - $14,800; 2031 - $14,800; thereafter $132,512.

Indicators of impairment related to the Company's continuing operations Goodwill and Intangible Assets were not present during the nine months ended June 30, 2026.

During the quarter ended June 30, 2025, indicators of impairment were present for the Hunter Fan reporting unit goodwill and indefinite-lived intangible assets. As such, in connection with the preparation of our financial statements for the quarter and nine months ended June 30, 2025, we performed a quantitative assessment of the Hunter Fan reporting unit goodwill using both an income based approach and market-based valuation approach. This impairment test resulted in a pre-tax, non-cash goodwill impairment charge of $136,612, representing the remaining goodwill of the Hunter Fan reporting unit. We determined the fair value of Hunter Fan's indefinite-lived intangible asset by using a relief from royalty method, which estimates the value of a trademark by discounting to present value the hypothetical royalty payments that are saved by owning an asset rather than licensing it. We compared the estimated fair values to their carrying amounts, resulting in a pre-tax, non-cash impairment charge of $107,000 to the carrying amount of Hunter Fan's trademark.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 9 – INCOME TAXES

During the quarter ended June 30, 2026, the Company recognized a tax provision of $25,660 on income before taxes from continuing operations of $91,971, compared to a tax benefit of $47,105 on a loss before taxes from continuing operations of $155,760 in the prior year quarter. The current year quarter results includes the impact of retirement plan events of $1,608 ($1,225, net of tax); loss from debt extinguishment of $833 ($635, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $139. The prior year quarter results included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $790 ($595, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $44,610. Excluding these items, the effective tax rates for the quarters ended June 30, 2026 and 2025 were 27.9% and 27.3%, respectively.

During the nine months ended June 30, 2026, the Company recognized a tax provision of $63,849 on income before taxes from continuing operations of $232,669, compared to a tax benefit of $8,589 on a loss before taxes from continuing operations of $8,303 in the comparable prior year period. The nine month period ended June 30, 2026 included the impact of retirement plan events of $4,826 ($3,676, net of tax); loss from debt extinguishment of $1,389, ($1,058, net of tax); and discrete and other tax provisions, net, that affect comparability of $76. The nine month period ended June 30, 2025 included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $2,568 ($1,934, net of tax); and discrete and other tax benefits, net, that affect comparability of $45,744. Excluding these items, the effective tax rate for the nine months ended June 30, 2026 and 2025 were 27.3% and 27.0%, respectively.

Subsequent to the actions discussed in Note 1, the Company has recorded a deferred tax asset of $5,879 relating to the outside book to tax basis difference in foreign discontinued operations, and a deferred tax asset of $5,515 relating to capital loss carryovers. The Company believes it is more likely than not that a portion of the benefit from these attributes will not be realized and has recorded a valuation allowance of $6,165.

Under ASC 740-30, the Company is no longer permanently reinvested in the discontinued operations of Ames Australia and U.K.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 10 – LONG-TERM DEBT

Debt at June 30, 2026 and September 30, 2025 consisted of the following:

		At June 30, 2026					At September 30, 2025
		Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium/(Discount)	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2028	(a)	$974,775	$85	(3,366)	$971,494	5.75%	$974,775	$121	$(4,880)	$970,016	5.75%
Term loan B due 2029	(b)	285,000	(230)	(2,086)	282,684	Variable	449,000	(461)	(4,169)	444,370	Variable
Revolver due 2028	(b)	15,000	—	(1,554)	13,446	Variable	—	—	(2,113)	(2,113)	Variable
Other debt	(c)	11	—	—	11	Variable	36	—	—	36	Variable
Totals		1,274,786	(145)	(7,006)	1,267,635		1,423,811	(340)	(11,162)	1,412,309
less: Current portion		(8,011)	—	—	(8,011)		(8,033)	—	—	(8,033)
Long-term debt		$1,266,775	$(145)	$(7,006)	$1,259,624		$1,415,778	$(340)	$(11,162)	$1,404,276

Interest expense for the three and nine months ended June 30, 2026 and 2025 consists of the following:

		Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$14,021	$(12)	$506	$14,515	6.0%	$14,013	$(12)	$505	$14,506
Term Loan B due 2029	(b)	6.1%	5,263	27	248	5,538	6.8%	7,363	35	313	7,711
Revolver due 2028	(b)	Variable	958	—	186	1,144	Variable	1,808	—	186	1,994
Other long term debt	(c)	Variable	8	—	—	8	Variable	70	—	—	70
Capitalized interest			(81)	—	—	(81)		(213)	—	—	(213)
Totals			$20,169	$15	$940	$21,124		$23,041	$23	$1,004	$24,068

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

		Nine Months Ended June 30, 2026					Nine Months Ended June 30, 2025
		Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt (Premium)/Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2028	(a)	6.0%	$42,045	$(36)	$1,515	$43,524	6.0%	$42,045	$(36)	$1,515	$43,524
Term Loan B due 2029	(b)	6.2%	17,651	92	833	18,576	7.0%	22,746	104	938	23,788
Revolver due 2028	(b)	Variable	1,863	—	559	2,422	Variable	5,354	—	559	5,913
Other long term debt	(c)	Variable	17	—	—	17	Variable	117	—	—	117
Capitalized interest			(285)	—	—	(285)		(579)	—	—	(579)
Totals			$61,291	$56	$2,907	$64,254		$69,683	$68	$3,012	$72,763

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

(a)    During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2026, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on June 30, 2026 based upon quoted market prices (Level 1 inputs). At June 30, 2026, $3,366 of underwriting fees and other expenses incurred remained to be amortized.

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

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.66% as of June 30, 2026). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $285,000 on June 30, 2026 based upon quoted market prices (Level 1 inputs).

During the nine months ended June 30, 2026, Griffon prepaid $158,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payments of $6,000. In connection with this prepayment Griffon recognized a $1,389 loss on debt extinguishment, $1,250 related to the write-off of underwriting fees and other expenses and $138 of the original issue discount. Since the inception of the loan, Griffon has prepaid $483,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of June 30, 2026, the Term Loan B outstanding balance was $285,000. At June 30, 2026, remaining capitalized fees and original issue discount were $2,086 and $230, respectively.

Subsequent to June 30, 2026, Griffon voluntarily repaid in full the outstanding principal balance under the Term Loan B of $285,000 and satisfied all of the Company's outstanding obligations under the Term Loan B credit agreement. In connection with this prepayment, after recording the July monthly amortization of both the capitalized fees and original issue discount, Griffon wrote-off the remaining capitalized fees and original issue discount of $2,018 and $223, respectively.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.51% at June 30, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at June 30, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at June 30, 2026).

At June 30, 2026, under the Credit Agreement, there was $15,000 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,652; and $472,348 was available, subject to certain loan covenants, for borrowing at that date.

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

At June 30, 2026, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 — SHAREHOLDERS’ EQUITY AND EQUITY COMPENSATION

During the nine months ended June 30, 2026, the Company paid three quarterly cash dividends of $0.22 per share. During fiscal year 2025, the Company paid four quarterly cash dividends of $0.18 per share, totaling $0.72. For all dividends, a dividend payable is established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. At June 30, 2026, accrued dividends were $2,156.

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

The ESOP was frozen as of September 30, 2024; this means that, for plan years after this date, no additional employees will become participants under the ESOP and no new voluntary contributions will be made to the ESOP. Prior to this date, all U.S. employees of Griffon, who were not members of a collective bargaining unit, were automatically eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). During the first quarter of fiscal 2025, the final loan payment was made by the ESOP to the Company and compensation expense for the period was fully offset by dividends paid. As of June 30, 2026, there were 3,693,574 shares of common stock in the ESOP, all of which were allocated to participant accounts.

On August 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on September 16, 2026 to shareholders of record as of the close of business on August 31, 2026.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan (the "Original Incentive Plan") pursuant to which, among other things, awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Original Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Original Incentive Plan; on January 30, 2020, shareholders approved Amendment No. 2 to the Original Incentive Plan, pursuant to which 1,700,000 shares were added to the Original Incentive Plan; on February 17, 2022, shareholders approved the Amended and Restated 2016 Equity Incentive Plan (the “Amended Incentive Plan”), which amended and restated the Original Incentive Plan and pursuant to which, among other things, 1,200,000 shares were added to the Original Incentive Plan; and on March 20, 2024, shareholders approved an amendment to add 2,600,000 shares to the Amended Incentive Plan. Options granted under the Amended Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Amended Incentive Plan is 8,850,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares that were reserved for issuance under the Original Incentive Plan as of the effective date of the Original Incentive Plan, and (ii) any shares underlying awards outstanding on such date under the 2011 Incentive Plan that were subsequently canceled or forfeited. As of June 30, 2026, there were 1,314,412 shares available for grant.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares, including performance units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur. Compensation expense for restricted stock granted to four senior executives is calculated as the target number of shares granted, upon achieving certain performance criteria or market conditions multiplied by the grant date fair value. The Monte Carlo Simulation Model is used to estimate the grant-date fair value of restricted stock awards that include market conditions. Compensation cost related to stock-based awards with graded vesting, generally over a period of three years, is recognized using the straight-line attribution method and recorded within SG&A expenses. The Company’s compensation expense relating to all stock-based incentive plans was $6,894 and $5,636 for the three months ended June 30, 2026 and 2025, respectively, and $20,652 and $16,898 for the nine months ended June 30, 2026 and 2025, respectively.

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

During the third quarter of 2026, Griffon granted 5,401 shares of restricted stock to one non NEO executive with a vesting period of sixty months and a total fair value of $500, or a weighted average fair value of $92.58 per share.

On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the quarter and nine months ended June 30, 2026 totaled 625,788 and 1,294,676 shares of common stock, respectively, for a total of $53,192 and $104,195, respectively, or an average of $85.00 and $80.48 per share, respectively. This excludes excise taxes incurred for share repurchases of $532 and $1,042, respectively, for the quarter and nine months ended June 30, 2026, respectively. As of June 30, 2026, $193,818 remains available under Griffon's Board authorized repurchase program.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

During the quarter and nine months ended June 30, 2026, 15,216 and 181,376 shares, respectively, with a market value of $1,404 or an average of $92.27 per share and $13,909 or an average of $76.69 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $27 and $200 for the quarter and nine months ended June 30, 2026, respectively.

NOTE 12 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS for periods in which a loss exists) was calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock-based compensation.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Common shares outstanding	45,477	46,638	45,477	46,638
Non-vested restricted stock	(1,759)	(1,599)	(1,759)	(1,599)
Impact of weighted average shares	252	281	696	466
Weighted average shares outstanding - basic	43,970	45,320	44,414	45,505
Incremental shares from stock-based compensation	1,178	—	1,129	1,406
Weighted average shares outstanding - diluted	45,148	45,320	45,543	46,911

Anti-dilutive restricted stock excluded from diluted EPS computation	—	950	—	—

NOTE 13 – REPORTABLE SEGMENT

Subsequent to the actions discussed in Note 1, Griffon now conducts its operations through one reportable segment. All prior period comparative information has been conformed to this reporting structure.

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

Griffon is organized based on the nature of products sold by the Company, its production and distribution mode, its internal management structure and information that is regularly provided to the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer. The CODM reviews financial information of its reportable segment when managing the operations of the Company for purposes of allocating resources and assessing performance, and measures performance using income (loss) before equity interest in earnings (losses) of unconsolidated joint ventures. The Company records its equity interest in earnings (losses) of unconsolidated joint ventures on a three month lag. The Company has not recorded equity interest in earnings (losses) in any unconsolidated joint ventures in any period presented. Therefore, the Company's primary measure of profit is Net income (loss) for the three and nine months ended June 30, 2026 and 2025. There are no other significant expense categories reviewed by the CODM, other than what is presented in the Condensed Consolidated Statement of Operations and depreciation and amortization expense, which is presented in the Condensed Consolidated Statement of Cash Flows.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets as it more accurately depicts the nature and amount of the Company’s revenue. The following table presents revenue disaggregated by end market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Residential repair and remodel(1)	$258,960	$234,759	$723,727	$700,320
Commercial	188,308	180,750	536,714	519,893
Residential new construction(1)	34,102	34,183	97,049	99,616
Total	$481,370	$449,692	$1,357,490	$1,319,829
_____________________
(1) The breakout between residential new construction and residential repair and remodel contains certain management assumptions, such as customer and product type.
The Company’s consolidated revenue is concentrated in the United States. Revenue generated from sales to customers in the United States was approximately 96% of consolidated revenue for both the three and nine months ended June 30, 2026 and 2025. As of June 30, 2026 and September 30, 2025, the Company's long-lived assets are primarily concentrated in the United States.
As the Company discloses one reportable segment, net income is reported in the Condensed Consolidated Statements of Operations, assets are reported in the Condensed Consolidated Balance Sheets, and capital expenditures are reported in the Condensed Consolidated Statements of Cash Flows.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Defined benefit pension and other post-retirement benefit plan expenses are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$93	$—	$281	$—
Interest cost	173	288	522	864
Expected return on plan assets	—	(292)	—	(877)
Amortization:
Prior service cost	1,608	—	4,826	—
Recognized actuarial loss	173	95	519	285
Net periodic benefit plan expense	$2,047	$91	$6,148	$272
The defined benefit pension and other post-retirement benefit plan expenses in the above table were recorded in Other, net on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), except for service costs, which were recorded in selling, general and administrative expenses.
Included in the above table is the new retiree medical plan for certain Griffon executives, which was effective August 5, 2025. Under the plan, eligible retirees and their covered spouses are provided company-paid medical, prescription drug and dental coverage through the Company's group health plans (or if such coverage cannot be provided, an equivalent benefit), along with reimbursement for certain uncovered expenses.
During the quarter and nine months ended June 30, 2026, the Company recognized a benefit plan expense of $1,793 and $5,381, respectively, which includes a non-cash charge of $1,608 and $4,826, respectively, related to the implementation of this retiree medical plan. The Company expects to record total non-cash charges related to implementation of the plan of $5,362 in 2026.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
During 2025, the Company completed the termination of the Hunter Pension Plan (the "Plan"). In connection with such termination the Plan made lump sum payments of $4,830, and placed $10,859 of assets with an annuity provider, based on the elections of the participants. Additionally, excess cash of $6,100 was transferred to the Company, a portion of which was transferred directly to a qualified replacement plan. In 2025, the Company recognized a gain on the termination of the Plan of $2,181, net of excise taxes, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In December 2025, the FASB issued guidance, ASU 2025-12, Codification Improvements, to clarify guidance, correct technical errors, remove outdated language and improve consistency across various topics in the Accounting Standards Codification. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 16 – DISCONTINUED OPERATIONS

On February 5, 2026, Griffon announced that it entered into a definitive agreement to form a joint venture with ONCAP Management Partners, L.P. (“ONCAP”), the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture combines the United States and Canada businesses of Griffon's AMES Companies (“AMES North America”) with the Bellota Tools, Corona, and Burgon & Ball businesses of VNPI Global Investments and Services, S.L. and Bellota Holding AG (“Venanpri”), an ONCAP majority-owned portfolio company.

On June 9, 2026, Griffon completed the previously announced formation of the joint venture between its AMES North America businesses and Venanpri. The joint venture, named Veritage Brands (“Veritage”), is managed as a subsidiary of Venanpri, which, together with other affiliates of ONCAP, holds a 57% equity interest. Griffon holds the remaining 43% equity interest and participates in the governance and oversight of Veritage. Upon closing, Griffon received $100,000 in cash, a $161,100 second-lien PIK debt receivable, and a 43% equity interest with an initial carrying value of $118,600. Griffon will accrue interest receivable on the second-lien PIK debt receivable through the date of maturity. Griffon’s investment in Veritage is accounted for under the equity method. Refer to Note 7, Equity Method Investment for further details.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australasia and United Kingdom (“U.K.”) operations. On June 8, 2026, Griffon announced that it had entered into a definitive agreement to sell its AMES Australasia business to a joint venture it is forming with an investment group led by the management of AMES Australasia with support from Australian financial investors. On July 31, 2026, Griffon completed the previously announced formation of the joint venture. Under the terms of the agreement, at closing, Griffon received AUD $258,000 (USD $180,910) in cash, a AUD $69,300 (approximately USD $48,593) PIK note receivable, and a 49% equity interest that has an initial carrying value of AUD $29,800 (USD $20,896). Griffon will participate in the governance and oversight of the joint venture as a 49% equity holder, while the remaining 51% ownership interest will be held by the investment group that includes certain members of the current AMES Australasia management team. Griffon's investment in the joint venture will be accounted for under the equity method. Based on the carrying value of AMES Australasia as of June 30, 2026, the estimated gain is approximately $123,000 ($112,000, net of tax). The Company will finalize and record the gain in its fourth quarter of 2026. As of March 31, 2026, the Company ceased its AMES U.K. operations and is currently in the process of liquidating its remaining assets and settling its remaining liabilities.

As a result of these actions, AMES North America, Australia, and U.K. operations are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with AMES North America, Australia and U.K. operations as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025, and we classified the assets and liabilities associated with AMES' Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2026. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise.

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

The following amounts related to AMES have been segregated from Griffon's continuing operations and are reported as discontinued operations:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$145,956	$163,936	$547,133	$537,915
Cost of goods and services	102,047	117,530	398,620	384,756
Gross profit	43,909	46,406	148,513	153,159
Selling, general and administrative expenses	47,396	40,354	153,660	129,075
Income (loss) from discontinued operations	(3,487)	6,052	(5,147)	24,084
Other income (expense):
Gain on sale of real estate	—	122	—	8,279
Interest income, net	357	410	507	1,063
Other, net	148	(25)	779	1,733
Total other income (expense)	505	507	1,286	11,075
Income (loss) from discontinued operations before loss on sale of business	$(2,982)	$6,559	$(3,861)	$35,159
Loss on sale of business	(3,955)	—	(26,603)	—
Income (loss) from discontinued operations before taxes	(6,937)	6,559	(30,464)	35,159
Provision for income taxes	7,742	18,043	3,019	27,971
Income (loss) from discontinued operations	$(14,679)	$(11,484)	$(33,483)	$7,188

As of March 31, 2026, the Company ceased business operations of the AMES Companies in the U.K. and recorded charges totaling $25,913 consisting of non-cash asset impairment charges of $19,867 and cash charges related to personnel-related costs and vendor agreement terminations of $6,046. Non-cash asset impairment charges of $19,867 related to intangible asset impairments of $6,609, and inventory and fixed asset write-down charges of $5,925 and $7,333, respectively, that have no recoverable value. In total, $14,320 was recorded within selling, general and administrative expenses in discontinued operations and $11,593 was recorded within cost of goods and services in discontinued operations.

In the second quarter ended March 31, 2026, the Company recorded a loss of $22,648 on assets held for sale because the carrying value of the AMES North America business was greater than its estimated fair value less its cost to sell. In the third quarter ended June 30, 2026, the Company recorded an incremental loss of $3,955 in connection with the completion of the formation of the joint venture of Griffon's AMES North America businesses with Venanpri, aggregating to a total loss of $26,603 for the nine months ended June 30, 2026. For the three and nine month period ended June 30, 2026, Griffon recorded $3,658 and $8,945 of legal, consulting and retention costs related to the sale of the AMES North America businesses to the joint venture, which is included in selling, general and administrative expenses in discontinued operations.

In the second quarter ended March 31, 2026, the Company recorded a net tax benefit of $13,625 relating to the outside book to tax basis difference in AMES' North America, Australia, and U.K. operations reported as discontinued operations. In the third quarter ended June 30, 2026, the Company recorded an incremental net tax provision of $9,533 in connection with the completion of the formation of the Veritage joint venture and termination of AMES U.K. operations, aggregating to a total benefit of $4,092 for the nine months ended June 30, 2026.

For the nine months ended June 30, 2026, depreciation and amortization for property, plant and equipment was $8,574. In accordance with accounting guidelines, depreciation and amortization for AMES' North America and Australia operations ceased from the time they were classified as a discontinued operation in the second fiscal quarter of 2026 and depreciation and amortization for AMES UK ceased as of March 31, 2026 the date operations ended. As such, there was no depreciation and amortization recorded in the three months ended June 30, 2026. Depreciation and amortization excluded in the three and nine months ended June 30, 2026 was $6,246 and $9,822, respectively. Depreciation and amortization would have been $6,246 and $18,396 for the three and nine months ended June 30, 2026, respectively. For the three and nine months ended June 30, 2025 depreciation and amortization was $6,159 and $18,332, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
For the nine months ended June 30, 2026, ROU asset amortization was $5,762. In accordance with accounting guidelines, ROU asset amortization for the AMES' U.S., Canada and Australia operations ceased from the time they were classified as a discontinued operation in the second fiscal quarter of 2026. The AMES U.K. ROU assets were impaired as of March 31, 2026, the date AMES U.K. operations ended. As such, there was no ROU asset amortization recorded during the three months ended June 30, 2026. ROU asset amortization excluded in the three and nine months ended June 30, 2026 was $4,444 and $7,375, respectively. ROU asset amortization would have been $4,444 and $13,137 for the three and nine months ended June 30, 2026, respectively. For the three and nine months ended June 30, 2025, amortization on operating leases was $4,049 and $12,561, respectively.

The following amounts related to the AMES discontinued operations have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30,	At September 30,
	2026	2025
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, net	44,454	93,850
Inventories	56,317	269,025
Prepaid and other current assets	1,804	12,282
PROPERTY, PLANT AND EQUIPMENT, net	29,981	103,187
OPERATING LEASE RIGHT-OF-USE ASSETS	12,930	114,788
GOODWILL	1,664	1,664
INTANGIBLE ASSETS, net	24,316	124,159
OTHER ASSETS	—	16,861
Total Assets of discontinued operations held for sale	$171,466	$735,816
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$70
Accounts payable	20,015	79,822
Accrued liabilities	20,663	42,034
Current portion of operating lease liabilities	4,735	16,834
LONG-TERM DEBT, net	—	110
LONG-TERM OPERATING LEASE LIABILITIES	6,801	106,750
OTHER LIABILITIES	1,600	4,770
Total Liabilities of discontinued operations held for sale	$53,814	$250,390

At June 30, 2026 and September 30, 2025, Griffon’s assets of discontinued operations held for sale totaled $171,466 and $735,816, respectively, and Griffon's liabilities of discontinued operations held for sale totaled $53,814 and $250,390, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 17 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2026 and 2025, Other income (expense) of $(2,576) and $272, respectively, includes ($71) and $326, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $1,954 and $91, respectively, net losses on investments of $564 and $424, respectively, and royalty income of $471 and $501, respectively. Net periodic benefit plan expense includes a charge of $1,608 recorded in the three months ended June 30, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 14, Employee Benefit Plans for additional details.

For the nine months ended June 30, 2026 and 2025, Other income (expense) of $(5,192) and $858, respectively, includes $213 and $50, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $5,867 and $272, respectively, net losses on investments of $571 and $370, respectively, and royalty income of $1,434 and $1,647, respectively. Net periodic benefit plan expense includes a charge of $4,826 recorded in the nine months ended June 30, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 14, Employee Benefit Plans for additional details.

NOTE 18 – WARRANTY LIABILITY

The Company offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door and fan models. Typical warranties require the Company to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. Warranty costs expected to be incurred in the next 12 months are classified in accrued liabilities. Warranty costs expected to be incurred beyond one year are classified in other long-term liabilities. The short-term warranty liability was $7,244 as of June 30, 2026 and $5,694 as of September 30, 2025. The long-term warranty liability was $1,239 at both June 30, 2026 and September 30, 2025.

Changes in Griffon’s warranty liability, included in Accrued liabilities, for the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,542	$6,016	$5,694	$5,524
Warranties issued and changes in estimated pre-existing warranties	3,345	2,658	10,237	9,134
Actual warranty costs incurred	(2,643)	(2,984)	(8,687)	(8,968)
Balance, end of period	$7,244	$5,690	$7,244	$5,690

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,
	2026			2025

	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,546	$—	$1,546	$12,244	$—	$12,244
Pension and other defined benefit plans	2,244	(471)	1,773	1,136	(239)	897
Cash flow hedges	1,708	(512)	1,196	(993)	298	(695)
Total other comprehensive income (loss)	5,498	(983)	4,515	12,387	59	12,446
Accumulated other comprehensive loss released upon disposition of business(1)	40,614	(4,365)	36,249	—	—	—
Total change in Accumulated other comprehensive income (loss)	$46,112	$(5,348)	$40,764	$12,387	$59	$12,446

	For the Nine Months Ended June 30,
	2026			2025
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,167	$—	$6,167	$(4,804)	$—	$(4,804)
Pension and other defined benefit plans	7,124	(1,496)	5,628	1,890	(397)	1,493
Cash flow hedges	(792)	238	(554)	678	(203)	475
Total other comprehensive income (loss)	12,499	(1,258)	11,241	(2,236)	(600)	(2,836)
Accumulated other comprehensive loss released upon disposition of business(1)	40,614	(4,365)	36,249	—	—	—
Total change in Accumulated other comprehensive income (loss)	$53,113	$(5,623)	$47,490	$(2,236)	$(600)	$(2,836)
_________________________________
(1) For the three and nine months ended June 30, 2026, the change in Accumulated other comprehensive income (loss) pertains to foreign currency translation adjustments of $19,830 and pension and other defined benefit plans of $16,419 relating to the sale of the AMES North America business to the Veritage joint venture on June 9, 2026. Refer to Note 16, Discontinued Operations for additional details.

The components of Accumulated other comprehensive income (loss) are as follows:

	At June 30, 2026	At September 30, 2025
Foreign currency translation adjustments	$(19,158)	$(45,155)
Pension and other defined benefit plans	(5,440)	(27,488)
Cash flow hedges	168	723
Total	$(24,430)	$(71,920)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2026	2025	2026	2025
Pension amortization	$(1,781)	$(95)	$(5,345)	$(285)
Cash flow hedges	159	(295)	481	(903)
Total gain (loss) before tax	$(1,622)	$(390)	$(4,864)	$(1,188)
Tax benefit	341	82	1,021	249
Net of tax	$(1,281)	$(308)	$(3,843)	$(939)
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Fixed	$5,469	$5,460	$15,666	$16,154
Variable (a), (b)	2,511	1,815	6,019	5,625
Short-term (b)	287	267	1,190	804
Total	$8,267	$7,542	$22,875	$22,583
________________
(a) Primarily relates to common-area maintenance and property taxes.
(b) Not recorded on the balance sheet.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
Supplemental cash flow information was as follows:

	For the Nine Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,923	$13,723
Financing cash flows from finance leases	19	18
Total	$14,942	$13,741

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$25,856	$15,490
Finance leases	—	—
Total	$25,856	$15,490

Supplemental Condensed Consolidated Balance Sheet information related to leases was as follows:

	June 30, 2026	September 30, 2025
Operating Leases:
Right of use assets:
Operating right-of-use assets	$65,335	$53,041

Lease Liabilities:
Current portion of operating lease liabilities	$16,834	$15,473
Long-term operating lease liabilities	52,523	40,453
Total operating lease liabilities	$69,357	$55,926

Finance Leases:
Property, plant and equipment, net(1)	$10	$181

Lease Liabilities:
Notes payable and current portion of long-term debt	$11	$33
Long-term debt, net	—	3
Total financing lease liabilities	$11	$36
(1) Finance lease assets are recorded net of accumulated depreciation of $84 and $1,214 as of June 30, 2026 and September 30, 2025, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
The aggregate future maturities of lease payments for operating leases and finance leases as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
2026(a)	$5,346	$7
2027	19,650	4
2028	15,762	—
2029	12,625	—
2030	9,723	—
2031	4,881	—
Thereafter	14,027	—
Total lease payments	$82,014	$11
Less: imputed interest	(12,657)	—
Present value of lease liabilities	$69,357	$11
(a) Excluding the nine months ended June 30, 2026.

Average lease terms and discount rates at June 30, 2026 were as follows:

Weighted-average remaining lease term (years):
Operating Leases	5.41
Finance Leases	0.42

Weighted-average discount rate:
Operating Leases	6.02%
Finance Leases	7.29%

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Lightron Sites. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted lamp manufacturing and metal finishing operations at a location in the Town of Cortlandt, New York, just outside the city of Peekskill, New York (the “Peekskill Site”) which was owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon, for approximately three years. ISCP sold the Peekskill Site in December 1982.

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

Griffon recently received an information request from the EPA in connection with the Historic Potteries site in East Trenton, New Jersey, which was added to the EPA’s National Priorities List in July 2025. The request seeks information with respect to operations conducted by another Lightron business that engaged in industrial activities, such as the manufacture of lamps and shades, in Trenton, New Jersey in the 1960s and 1970s.

Lightron has not engaged in any operations in over three decades. ISCP functioned solely as a real estate holding company and has not held any real property in over three decades. Griffon does not acknowledge any responsibility to perform any investigation or remediation at the Peekskill Site or at the Trenton site. With respect to the Peeksill Site, Lightron and ISCP are

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
being defended by an insurance company, subject to a reservation of rights, and the insurance company is paying the costs of the RI, with Lightron and ISCP paying for the FS.

Hunter site. Hunter Fan Company (“Hunter”) operated headquarters and a production plant in Memphis, TN for over 50 years (the “Memphis Site”). While Hunter completed certain on-site remediation of PCB-contaminated soils, Hunter did not investigate the extent to which PCBs existed beneath the building itself nor determine whether off-site areas had been impacted. Hunter vacated the site approximately twenty years ago, and the on-site buildings have now been demolished.

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

Business Strategy

Our strategic objective is to maintain leading positions in the markets we serve by providing innovative, branded products with superior quality and industry-leading service. We strive to provide highly sought-after and differentiated products under well-trusted brands which distinguish us from our competitors and strengthen our relationships with our customers and those who ultimately use our products.

We have developed a diverse portfolio of product offerings and brands, sold through multiple sales and distribution channels, serving both residential and commercial end customers. This diversity provides stability to our operations and mitigates the effects of external factors such as economic and construction cycles.

In 2026, Griffon announced a series of strategic actions that, when completed, will transition the Company from a diversified industrial conglomerate into a pure-play provider of residential and commercial building products.

On February 5, 2026, Griffon announced that it entered into a definitive agreement to form a joint venture with ONCAP Management Partners, L.P. (“ONCAP”), the mid-market private equity platform of Onex Corporation (TSX:ONEX), to create a leading global provider of hand tools, home organization solutions, and lawn and garden products for professionals and consumers. The joint venture combines the United States and Canada businesses of Griffon’s AMES Companies (“AMES North America”) with the Bellota Tools, Corona, and Burgon & Ball businesses of VNPI Global Investments and Services, S.L. and Bellota Holding AG (“Venanpri”), an ONCAP majority-owned portfolio company. On June 9, 2026, Griffon completed the previously announced formation of the joint venture between its AMES North America business and Venanpri. The joint venture, named Veritage Brands (“Veritage”), is managed as a subsidiary of Venanpri which, together with other affiliates of ONCAP, holds a 57% equity interest. Upon closing, Griffon received $100,000 in cash, a $161,100 second-lien paid-in-kind ("PIK") debt receivable, and will participant in the governance and oversight of the joint venture with its 43% equity interest that has an initial carrying value of $118,600. Griffon's investment in the joint venture is accounted for under the equity method. Refer to Note 7, Equity Method Investment for further details.

Griffon also announced on February 5, 2026 the initiation of a comprehensive review of strategic alternatives for its AMES Australasia and United Kingdom (“U.K.”) operations. On June 8, 2026, Griffon announced that it had entered into a definitive agreement to sell its AMES Australasia business to a joint venture it is forming with an investment group led by the management of AMES Australasia with support from Australian financial investors. On July 31, 2026, Griffon completed the previously announced formation of the joint venture. Under the terms of the agreement, at closing, Griffon received AUD $258,000 (USD $180,910) in cash, a AUD $69,300 (approximately USD $48,593) PIK note receivable, and a 49% equity interest that has an initial carrying value of AUD $29,800 (USD $20,896). Griffon will participate in the governance and oversight of the joint venture as a 49% equity holder, while the remaining 51% ownership interest will be held by the investment group that includes certain members of the current AMES Australasia management team. Griffon's investment in the joint venture will be accounted for under the equity method. As of March 31, 2026, the Company ceased its AMES U.K. operations and is currently in the process of liquidating its remaining assets and settling its remaining liabilities.

As a result of these actions, AMES North America, Australia, and U.K. operations are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with AMES North America, Australia and U.K. operations as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025 and we classified the assets and liabilities associated with AMES' Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2026. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. Refer to Note 16, Discontinued Operations for further details.

Griffon now conducts its operations through one reportable segment. All prior period comparative segment information presented has been applied retrospectively to reflect the new segment structure. For further information regarding our segment reporting, see Note 13, Reportable Segment.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months ended June 30, 2026 and 2025

The following table summarizes our results of continuing operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				For the Nine Months Ended June 30,
	2026		2025		2026		2025
Revenue:
Residential	$293,062		$268,942		$820,776		$799,936
Commercial	188,308		180,750		536,714		519,893
Total Revenue	$481,370		$449,692		$1,357,490		$1,319,829

Gross Profit	$226,054	47.0%	$218,841	48.7%	$626,776	46.2%	$628,575	47.6%
Selling, general and administrative expenses	$110,552		$107,283		$324,515		$321,790
Goodwill and intangible asset impairments	$—		$243,612		$—		$243,612
Depreciation and amortization	$10,276		$9,663		$29,857		$28,754
Interest expense, net	$20,122		$23,978		$63,011		$72,334
Other income (expense), net	$(2,576)		$272		$(5,192)		$858
Provision for (benefit from) income taxes from continuing operations	$25,660		$(47,105)		$63,849		$(8,589)
Income (loss) from continuing operations	$66,311		$(108,655)		$168,820		$286

Adjusted EBITDA, continuing operations	$124,810	25.9%	$122,283	27.2%	$331,752	24.4%	$338,965	25.7%

Revenue

Revenue for the quarter ended June 30, 2026 totaled $481,370, a 7% increase compared to $449,692 in the prior year quarter, due to favorable price and mix of 6% driven by both residential and commercial, and increased volume of 1% driven primarily by residential.

Revenue for the nine months ended June 30, 2026 totaled $1,357,490, a 3% increase compared to $1,319,829 in the prior year, due to favorable price and mix of 6% driven by both residential and commercial, partially offset by decreased volume of 3% driven by residential.

Gross Profit and Margin

Gross profit for the quarter ended June 30, 2026 was $226,054 compared to $218,841 in the prior year quarter, an increase of $7,213 or 3%. Gross profit as a percent of sales ("gross margin") for the quarters ended June 30, 2026 and 2025 was 47.0% and 48.7%, respectively. The increase in gross profit resulted from the increased revenue, partially offset by increased material costs, which contributed to the unfavorable Gross margin in comparison to the prior year.

Gross profit for the nine months ended June 30, 2026 was $626,776 compared to $628,575 in the prior year period, a decrease of $1,799. Gross margin for the nine months ended June 30, 2026 and 2025 was 46.2% and 47.6%, respectively. The decrease in gross profit and unfavorable gross margin resulted from increased material costs and the unfavorable impact of decreased volume on overhead absorption, partially offset by increased revenue.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2026 of $110,552, or 23.0% of revenue, increased 3% from $107,283, or 23.9% of revenue, in the prior year quarter. In the quarter ended June 30, 2025, SG&A expenses included strategic review (retention and other) expenses of $790. Excluding this item in the prior year, SG&A expenses for the quarter ended June 30, 2026 of $110,552, or 23.0% of revenue, increased 4% compared to $106,493, or 23.7% of revenue, in the prior year quarter. The increase was primarily due to increased distribution and stock compensation expense, offset by decreases in administrative expenses.

Selling, general and administrative expenses for the nine months ended June 30, 2026 of $324,515, or 23.9% of revenue increased 1% from $321,790, or 24.4% of revenue, in the prior year. In the nine months ended June 30, 2025, SG&A expenses included strategic review (retention and other) expenses of $2,568. Excluding this item in the prior year, SG&A expenses in the nine months ended June 30, 2026 of $324,515, or 23.9% of revenue, increased 2% compared to $319,222, or 24.2% of revenue, in the prior year period. The increase was primarily due to increased distribution and stock compensation expense, offset by decreases in administrative expenses.

For the quarters ended June 30, 2026 and 2025, SG&A expenses included stock based compensation expense related to restricted stock and restricted stock unit awards totaling $6,894 and $5,636, respectively. For the nine months ended June 30, 2026 and 2025, stock based compensation expense related to restricted stock and restricted stock unit awards totaled $20,652 and $16,898, respectively.

Depreciation and Amortization

For the quarter ended June 30, 2026, depreciation and amortization of $10,276 increased $613 compared to $9,663 in the prior year quarter, and for the nine months ended June 30, 2026, depreciation and amortization of $29,857 increased $1,103 compared to $28,754 in the prior year period. The increase in both the three and nine months ended June 30, 2026, is primarily due to depreciation for new assets placed in service.

Interest Expense, net

For the quarter ended June 30, 2026, interest expense, net of $20,122 decreased $3,856 or 16% compared to $23,978 in the prior year quarter, and for the nine months ended June 30, 2026, interest expense, net of $63,011 decreased $9,323 or 13% compared to $72,334 in the prior year quarter, primarily as a result of decreased outstanding borrowings and decreased variable interest rates on our Term Loan B and Revolver.

Interest expense, net includes PIK interest income of $939 in both the three and nine months ended June 30, 2026 in connection with the second lien secured term loan facilities of $161,100 provided to Griffon in connection with the sale of the AMES U.S. and Canada businesses to Veritage.

Other Income (Expense), net

For the quarters ended June 30, 2026 and 2025, Other income (expense) of $(2,576) and $272, respectively, includes ($71) and $326, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $1,954 and $91, respectively, net losses on investments of $564 and $424, respectively, and royalty income of $471 and $501, respectively. Net periodic benefit plan expense includes a charge of $1,608 recorded in the three months ended June 30, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 14 - Employee Benefit Plans for additional details.

For the nine months ended June 30, 2026 and 2025, Other income (expense) of $(5,192) and $858, respectively, includes $213 and $50, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, net periodic benefit plan expense of $5,867 and $272, respectively, net losses on investments of $571 and $370, respectively, and royalty income of $1,434 and $1,647, respectively. Net periodic benefit plan expense includes a charge of $4,826 recorded in the nine months ended June 30, 2026 associated with the establishment of a new retiree medical plan. Refer to Note 14 - Employee Benefit Plans for additional details.

Provision for income taxes from continuing operations

During the quarter ended June 30, 2026, the Company recognized a tax provision of $25,660 on income before taxes from continuing operations of $91,971, compared to a tax benefit of $47,105 on a loss before taxes from continuing operations of $155,760 in the prior year quarter. The current year quarter results included the impact of retirement plan events of $1,608 ($1,225, net of tax); loss from debt extinguishment of $833 ($635, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $139. The prior year quarter results included goodwill and intangible asset impairment charges of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $790 ($595, net of tax); and discrete and certain other tax benefits, net, that affect comparability of $44,610. Excluding these items, the effective tax rates for the quarters ended June 30, 2026 and 2025 were 27.9% and 27.3%, respectively.

During the nine months ended June 30, 2026, the Company recognized a tax provision of $63,849 on income before taxes from continuing operations of $232,669, compared to a tax benefit of $8,589 on a loss before taxes from continuing operations of $8,303 in the comparable prior year period. The nine month period ended June 30, 2026 included the impact of retirement plan events of $4,826 ($3,676, net of tax); loss from debt extinguishment of $1,389 ($1,058, net of tax); and discrete and other tax provisions, net, that affect comparability of $76. The nine month period ended June 30, 2025 included goodwill and intangible asset impairments of $243,612 ($217,154, net of tax); strategic review costs - retention and other of $2,568 ($1,934, net of tax); and discrete and other tax benefits, net, that affect comparability of $45,744. Excluding these items, the effective tax rate for the nine months ended June 30, 2026 and 2025 were 27.3% and 27.0%, respectively.

Income from continuing operations

Three Months ended June 30, 2026 and 2025

Income from continuing operations was $66,311 or $1.47 per share, compared to a loss from continuing operations of $108,655, or $2.40 per share, in the prior year quarter.

The current year quarter results from continuing operations included the following:

–    Impact of retirement plan events of $1,608 ($1,225, net of tax, or $0.03 per share);
–    Loss from debt extinguishment of $833 ($635, net of tax, or $0.01 per share); and
– Discrete and certain other tax benefits, net, of $139 or $0.00 per share.

The prior year quarter results from continuing operations included the following:

–    Strategic review - retention and other of $790 ($595, net of tax, or $0.01 per share);
–    Goodwill and intangible asset impairments of $243,612 ($217,154, net of tax, or $4.69 per share); and
– Discrete and certain other tax benefits, net, of $44,610 or $0.96 per share.

Excluding these items from the respective quarterly results, income from continuing operations would have been $68,032, or $1.51 per share in the quarter ended June 30, 2026 compared to $64,484, or $1.39 per share, in the prior year quarter.

Nine Months ended June 30, 2026 and 2025

Income from continuing operations was $168,820 or $3.71 per share, compared to $286, or $0.01 per share, in the prior year.

The current year-to-date results from continuing operations included the following:

–    Impact of retirement plan events of $4,826 ($3,676, net of tax, or $0.08 per share)
–    Loss from debt extinguishment of $1,389 ($1,058, net of tax, or $0.02 per share); and
– Discrete and certain other tax provisions, net, of $76 or $0.00 per share.

The prior year-to-date results from continuing operations included the following:

–    Strategic review - retention and other of $2,568 ($1,934, net of tax, or $0.04 per share);
–    Goodwill and intangible asset impairments of $243,612 ($217,154, net of tax, or $4.63 per share); and
– Discrete and certain other tax benefits, net, of $45,744 or $0.98 per share.

Excluding these items from the respective periods, income from continuing operations would have been $173,630, or $3.81 per share in the nine months ended June 30, 2026 compared to $173,630, or $3.70 per share, in the prior year period.

Adjusted income from continuing operations and the related adjusted earnings per share from operations, which are non-GAAP measures, are key metrics used by Griffon in evaluating performance. For a reconciliation of income (loss) from continuing operations to adjusted income from continuing operations and earnings (loss) per share from continuing operations to adjusted earnings per share from continuing operations, refer to the Non-GAAP Financial Measures section below.

Adjusted EBITDA

For the quarter ended June 30, 2026, adjusted EBITDA of $124,810 increased $2,527 or 2% compared to $122,283 in the prior year quarter. The increase in the quarter resulted from the increased revenue noted above, partially offset by the increased material and selling, general and administrative costs.

For the nine months ended June 30, 2026, adjusted EBITDA of $331,752 decreased $7,213 or 2%, compared to $338,965 in the prior year period. The decrease in the period resulted from the unfavorable impact of decreased volume on overhead absorption and increased material and selling, general and administrative costs, partially offset by increased revenue.

For a definition of adjusted EBITDA and a reconciliation of net income (loss) to adjusted EBITDA (a non-GAAP measure), refer to Non-GAAP Financial Measures section below.

Comprehensive income (loss)
For the quarter ended June 30, 2026, total other comprehensive income, net of taxes, of $4,515 included a gain of $1,546 from foreign currency translation adjustments due to the strengthening of the Australian Dollar in comparison to the U.S. Dollar, a $1,773 benefit from pension amortization, and a $1,196 gain on cash flow hedges.

For the quarter ended June 30, 2025, total other comprehensive income, net of taxes, of $12,446 included a gain of $12,244 from foreign currency translation adjustments primarily due to the strengthening of the Euro, British Pound, Australian Dollar and Canadian Dollar, all in comparison to the U.S. Dollar; and a $897 benefit from pension amortization, partially offset by a $695 loss on cash flow hedges.

For the nine months ended June 30, 2026, total other comprehensive income, net of taxes, of $11,241 included a gain of $6,167 from foreign currency translation adjustments due to the strengthening of the Australian Dollar in comparison to the U.S. Dollar, and a $5,628 benefit from pension amortization, partially offset by a $554 loss on cash flow hedges.

For the nine months ended June 30, 2025, total other comprehensive loss, net of taxes, of $2,836 included a loss of $4,804 from foreign currency translation adjustments primarily due to the weakening of the Australian Dollar and Canadian Dollar, partially offset by the strengthening of the Euro and British Pound, all in comparison to the U.S. Dollar; partially offset by a $1,493 benefit from pension amortization and a $475 gain on cash flow hedges.

For the three and nine months ended June 30, 2026, the change in Accumulated other comprehensive income (loss) includes the reclassification of foreign currency translation adjustments of $19,830 and pension and other defined benefit plans of $16,419 relating to the sale of the AMES North America business to the Veritage joint venture on June 9, 2026. Refer to Note 16, Discontinued Operations for additional details.

DISCONTINUED OPERATIONS

As a result of the strategic actions announced on February 5, 2026, AMES’ U.S., Canada, Australia, and U.K. operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except for certain U.K. assets and liabilities not held for sale, we classified the assets and liabilities associated with the AMES’ U.S., Canada, Australia and U.K. operations as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025, and we classified the assets and liabilities associated with the AMES' Australia and U.K. discontinued operations as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2026. The U.K. assets classified as held for sale relate to inventory and property, plant and equipment that will be sold in liquidation. Accordingly, all references made to results and information in this Quarterly Report on Form 10-Q are to Griffon's continuing operations, unless specifically noted otherwise. At June 30, 2026 and September 30, 2025, Griffon’s assets held for sale totaled $171,466 and $735,816, respectively, and Griffon's liabilities held for sale totaled $53,814 and $250,390, respectively.

On June 9, 2026, Griffon completed the closing of the Veritage joint venture. As a result of the transaction, the Company recognized a loss of $26,603, including costs to sell, during the nine month period ended June 30, 2026.

On July 31, 2026, Griffon completed the closing of the Australasia joint venture. Based on the carrying value of AMES Australasia as of June 30, 2026, the estimated gain is approximately $123,000 ($112,000, net of tax). The Company will finalize and record the gain in its fourth quarter of 2026.

Refer to Note 16, Discontinued Operations for additional details.

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

As of June 30, 2026, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $52,900. Our intent is to permanently reinvest the funds of continuing operations outside the U.S. and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. The Company may repatriate cash from its non-U.S. subsidiaries classified as discontinued operations. The Company does not expect repatriation from its discontinued operations to result in significant incremental tax liability.

Griffon's primary sources of liquidity are cash flows generated from operations, cash on hand and our secured $500,000 revolving credit facility ("Revolver"), which matures in August 2028. During the nine months ended June 30, 2026, the Company generated $217,944 of net cash from operating activities and, as of June 30, 2026, the Company had $472,348 available, subject to certain loan covenants, for borrowing under the Revolver. The Company had cash and equivalents of $110,350 at June 30, 2026.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from continuing operations	For the Nine Months Ended June 30,
	2026	2025
Net Cash Flows Provided by (Used In):
Operating activities	$217,944	$234,516
Investing activities	76,264	(32,360)
Financing activities	(299,251)	(269,439)

Cash flows provided by operating activities from continuing operations for the nine months ended June 30, 2026 was $217,944, compared to $234,516 in the prior year period. In both the nine months ended June 30, 2026 and 2025, cash provided by operating activities benefited from increased cash generated from operations and a net increase in net working capital. The net increase in working capital for the nine months ended June 30, 2026 was primarily driven by increases in inventory, accounts receivable and prepaid and other current assets during the period, partially offset by an increase in accounts payable. The net increase in working capital for the nine months ended June 30, 2025 was primarily driven by increases in inventory, prepaid and other current assets and a decrease in accrued liabilities, partially offset by an increase in accounts payable.

During the nine months ended June 30, 2026, cash provided by investing activities from continuing operations of $76,264 primarily related to proceeds from the sale of AMES North America to the Veritage joint venture of $100,000, partially offset by $23,736 of capital expenditures. During the nine months ended June 30, 2025, cash used in investing activities from continuing operations of $32,360 primarily related to capital expenditures of $32,498.

During the nine months ended June 30, 2026, cash used in financing activities from continuing operations totaled $299,251 compared to $269,439 used in the prior year period.

Cash flows used in financing activities from continuing operations during the current period primarily consisted of $119,055 for the repurchase of common stock under the board authorized share repurchase program, including excise taxes, and the withholding of common stock to satisfy tax obligations in connection with the vesting of restricted stock; dividend payments of $30,939; and repayments of long-term debt of $199,019, partially offset by $50,000 of borrowings under the Revolver. Payments of long-term debt included $164,000 related to the Term Loan B, consisting of $158,000 of voluntary prepayments and $6,000 of required principal payments, as well as $35,000 of repayments under the Revolver. Cash flows used in financing activities from continuing operations in the prior year period consisted primarily of net payments of long-term debt of $76,018, primarily related to the Revolver, the purchase of shares of common stock in connection with the Board authorized share repurchase program and from common stock withheld to satisfy tax obligations in connection with the vesting of restricted stock, totaling $161,709, and the payment of dividends of $31,622.

During the nine months ended June 30, 2026, 181,376 shares, with a market value of $13,909, or an average of $76.69 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. This excludes excise tax benefits of $200.

During the nine months ended June 30, 2026, the Board of Directors approved and paid three quarterly cash dividends of $0.22 per share each. During fiscal 2025, the Board of Directors approved four quarterly cash dividends each for $0.18 per share, totaling $0.72 per share for the year. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on September 16, 2026 to shareholders of record as of the close of business on August 31, 2026.

On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase authorization. Under the authorized share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. Share repurchases during the nine months ended June 30, 2026 totaled 1,294,676 shares of common stock, for a total of $104,195, or an average of $80.48 per share, excluding excise taxes incurred for share repurchases of $1,042. As of June 30, 2026, $193,818 remained under the Board authorized repurchase program.

During the nine months ended June 30, 2026 and 2025, cash provided by operating activities from discontinued operations was $20,873 and $47,144, respectively, related to the AMES’ U.S., Canada, Australia, and U.K. operations. During the nine months ended June 30, 2026 and 2025, cash provided by (used in) discontinued operations from investing activities of $(3,608) and $10,526 relates to capital expenditures and proceeds from the sale of real estate. During the nine months ended June 30, 2026 and 2025, cash used in discontinued operations from financing activities relates to financing lease payments of $78 and $99, respectively.

Cash and Equivalents and Debt	June 30,	September 30,
	2026	2025
Cash and equivalents	$110,350	$99,045
Notes payable and current portion of long-term debt	8,011	8,033
Long-term debt, net of current maturities	1,259,624	1,404,276
Debt discount/premium and issuance costs	7,151	11,502
Total gross debt - continuing basis	1,274,786	1,423,811
Debt, net of cash and equivalents	$1,164,436	$1,324,766

During 2020, Griffon issued, at par, $1,000,000 of 5.75% Senior Notes due 2028 (the “Senior Notes”). Proceeds from the Senior Notes were used to redeem $1,000,000 of 5.25% Senior Notes due in 2022. In connection with the issuance and exchange of the Senior Notes, Griffon capitalized $16,448 of underwriting fees and other expenses incurred, which is being amortized over the term of such notes. During 2022, Griffon purchased $25,225 of Senior Notes in the open market at a weighted average discount of 91.82% of par, or $23,161. As of June 30, 2026, outstanding Senior Notes due totaled $974,775; interest is payable semi-annually on March 1 and September 1.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. The Senior Notes were registered under the Securities Act of 1933, as amended (the "Securities Act") via an exchange offer. The fair value of the Senior Notes approximated $972,338 on June 30, 2026 based upon quoted market prices (Level 1 inputs). At June 30, 2026, $3,366 of underwriting fees and other expenses incurred remained to be amortized.

On January 24, 2022, Griffon amended and restated its Credit Agreement (the "Credit Agreement") to provide for a new $800,000 Term Loan B facility, due January 24, 2029, in addition to the Revolver provided for under the Credit Agreement. The Term Loan B facility was issued at 99.75% of par value. Additionally, during 2024 Griffon further amended its Credit Agreement to favorably reprice the Term Loan B facility. The amendment reduced the margin above Secured Overnight Financing Rate ("SOFR") by 0.25%, eliminated the credit spread adjustment and reduced the SOFR floor from 0.50% to 0%.

The Term Loan B bears interest at the Term SOFR rate plus a spread of 2.00% (5.66% as of June 30, 2026). The Term Loan B facility continues to require nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds and a final balloon payment due at maturity. Term Loan B borrowings may generally be repaid without penalty. Once repaid, Term Loan B borrowings may not be reborrowed. The Term Loan B facility is subject to the same affirmative and negative covenants that apply to the Revolver (as described below), but is not subject to any financial maintenance covenants. Term Loan B borrowings are secured by the same collateral that secures borrowings under the Revolver, on an equal and ratable basis. The fair value of the Term Loan B facility approximated $285,000 on June 30, 2026 based upon quoted market prices (Level 1 inputs).

During the nine months ended June 30, 2026, Griffon prepaid $158,000 of the aggregate principal amount outstanding under the Term Loan B facility, in addition to the required principal payments of $6,000. In connection with this prepayment Griffon recognized a $1,389 loss on debt extinguishment, $1,250 related to the write-off of underwriting fees and other expenses and $138 of the original issue discount. Since the inception of the loan, Griffon has prepaid $483,000 aggregate principal amount of the Term Loan B, which permanently reduced the outstanding balance. As of June 30, 2026, the Term Loan B outstanding balance was $285,000. At June 30, 2026, remaining capitalized fees and original issue discount were $2,086 and $230, respectively.

Subsequent to June 30, 2026, Griffon voluntarily repaid in full the outstanding principal balance under the Term Loan B of $285,000 and satisfied all of the Company's outstanding obligations under the Term Loan B credit agreement. In connection with this prepayment, after recording the July monthly amortization of both the capitalized fees and original issue discount, Griffon wrote-off the remaining capitalized fees and original issue discount of $2,018 and $223, respectively.

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

Borrowings under the Revolver may be repaid and re-borrowed at any time. Interest is payable on borrowings at either a SOFR, Sterling Overnight Index Average ("SONIA") or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit adjustment spread and a margin of 1.75% (5.51% at June 30, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit adjustment spread and a margin of 1.75% (5.51% at June 30, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at June 30, 2026).

At June 30, 2026, under the Credit Agreement, there was $15,000 in outstanding borrowings on the Revolver; outstanding standby letters of credit were $12,652; and $472,348 was available, subject to certain loan covenants, for borrowing at that date.

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

At June 30, 2026, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA, a non-GAAP measure, was 2.2x at June 30, 2026. For a definition of Net debt to EBITDA, refer to the Non-GAAP financial measures section of the Quarterly Report on 10-Q.

Capital Resource Requirements

Griffon's debt requirements include principal on our outstanding debt, most notably our Senior Notes totaling $974,775 payable in 2028, and related annual interest payments of approximately $56,050, a Term Loan B facility maturing in 2029 with an outstanding balance of $285,000 at June 30, 2026 and Revolver maturing in 2028 which had $15,000 in outstanding borrowings at June 30, 2026. The Term Loan B facility accrues interest at the Term SOFR plus a spread of 2.00% (5.66% as of June 30, 2026). At June 30, 2026 the Term Loan B facility required nominal quarterly principal payments of $2,000, potential additional annual principal payments based on a percentage of excess cash flow and certain secured leverage thresholds, and a balloon payment due at maturity. The Term Loan B was repaid in full on July, 31 2026 and all of the outstanding obligations under the agreement were satisfied. In connection with this prepayment, after recording the July monthly amortization of both the capitalized fees and original issue discount, Griffon wrote-off the remaining capitalized fees and original issue discount of $2,018 and $223, respectively. For the Revolver, interest is payable on borrowings at either a SOFR, SONIA or base rate benchmark rate, plus an applicable margin, which adjusts based on financial performance. Griffon's SOFR loans accrue interest at Term SOFR plus a credit spread adjustment and a margin of 1.75% (5.51% at June 30, 2026); SONIA loans accrue interest at SONIA Base Rate plus a credit spread adjustment and a margin of 1.75% (5.51% at June 30, 2026); and base rate loans accrue interest at prime rate plus a margin of 0.75% (7.50% at June 30, 2026).

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2026, no customer exceeded 10% of consolidated revenue. Future operating results will continue to depend substantially on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of the volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and results of operations.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the periods presented and the calculation of adjusted EBITDA margin:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$51,632	$(120,139)	$135,337	$7,474
Less: Income (loss) from discontinued operations	(14,679)	(11,484)	(33,483)	7,188
Income (loss) from continuing operations	$66,311	$(108,655)	$168,820	$286
Net interest expense	20,122	23,978	63,011	72,334
Depreciation and amortization	10,276	9,663	29,857	28,754
Provision for income taxes	25,660	(47,105)	63,849	(8,589)
Goodwill and intangible asset impairments	—	243,612	—	243,612
Impact of retirement plan events	1,608	—	4,826	—
Loss from debt extinguishment	833	—	1,389	—
Strategic review - retention and other	—	790	—	2,568
Adjusted EBITDA, continuing operations	$124,810	$122,283	$331,752	$338,965

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

The following table provides a reconciliation of net income (loss) to income (loss) from continuing operations, to adjusted income from continuing operations and earnings (loss) per share from continuing operations, to adjusted earnings per share from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)

Net income (loss)	$51,632	$(120,139)	$135,337	$7,474
Less: Income (loss) from discontinued operations	(14,679)	(11,484)	(33,483)	7,188
Income (loss) from continuing operations	$66,311	$(108,655)	$168,820	$286

Adjusting items:
Impact of retirement plan events(1)	1,608	—	4,826	—
Loss from debt extinguishment	833	—	1,389	—
Goodwill and intangible asset impairments	—	243,612	—	243,612
Strategic review - retention and other	—	790	—	2,568
Tax impact of above items(2)	(581)	(26,653)	(1,481)	(27,092)
Discrete and certain other tax provisions (benefits), net(3)	(139)	(44,610)	76	(45,744)

Adjusted income from continuing operations	$68,032	$64,484	$173,630	$173,630

Earnings per common share from continuing operations	$1.47	$(2.40)	$3.71	$0.01

Adjusting items, net of tax:
Impact of retirement plan events(1)	0.03	—	0.08	—
Loss from debt extinguishment	0.01	—	0.02	—
Anti-dilutive share impact(4)	—	0.05	—	—
Goodwill and intangible asset impairments	—	4.69	—	4.63
Strategic review - retention and other	—	0.01	—	0.04
Discrete and certain other tax provisions (benefits), net(3)	—	(0.96)	—	(0.98)

Adjusted earnings per common share from continuing operations	$1.51	$1.39	$3.81	$3.70

Weighted-average shares outstanding (in thousands)	43,970	45,320	44,414	45,505

Diluted weighted-average shares outstanding (in thousands)	45,148	46,270	45,543	46,911
 Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

(1) For the three and nine months ended June 30, 2026, the impact of retirement plan events relates to non-cash charges of $1,608 and $4,826 included in Other, net associated with the establishment of a retiree medical plan. The Company will recognize a non-cash charge related to such plan of $5,362 ratably over the first 10 months of fiscal 2026.

(2) The tax impact for the above reconciling adjustments from GAAP net income (loss) to non-GAAP adjusted income from continuing operations, and the related adjusted EPS from continuing operations, is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

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

June 30, 2026
Cash and equivalents	$110,350
Notes payable and current portion of long-term debt	8,011
Long-term debt, net of current maturities	1,259,624
Debt discount/premium and issuance costs	7,151
Total gross debt - continuing basis	1,274,786
Discontinued operations	—
Total gross debt including discontinued operations	$1,274,786
Debt, net of cash and equivalents	$1,164,436

Adjusted EBITDA (per debt compliance)
TTM adjusted EBITDA, including discontinued operations	$523,000
Less: EBITDA from divested and ceased operations	(19,296)
TTM stock based compensation, continuing operations	27,945
Add: Discontinued operations adjustments	1,369
TTM stock based compensation, including discontinued operations	29,314
TTM EBITDA, per debt compliance(1)	$533,018

Leverage ratio	2.2x

(1) Griffon defines EBITDA per bank compliance as operating results including discontinued operations and excluding EBITDA attributable to operations that were divested or ceased operations, interest income and expense, income taxes, depreciation and amortization, restructuring charges, debt extinguishment, net and acquisition related expenses, as well as other items that may affect comparability, as applicable, plus stock based compensation. See following table for calculation of TTM EBITDA, per debt compliance for the nine months ended June 30, 2026.

The following table provides a reconciliation of adjusted EBITDA, including stock compensation to TTM EBITDA, per debt compliance:

	Year ended September 30,	For the Nine Months Ended June 30,		TTM June 30,
	2025(1)	2026(2)	2025(1)	2026

Adjusted EBITDA	$522,293	$385,137	$384,430	$523,000
Add: Stock-based compensation expense	25,483	21,692	17,861	29,314
Less: EBITDA from divested and ceased operations	(18,700)	(16,169)	(15,573)	(19,296)
EBITDA, per debt compliance	$529,076	$390,660	$386,718	$533,018
_____________________________
(1) Adjusted EBITDA and stock-based compensation for the periods ended September 30, 2025 and June 30, 2025 are as previously reported in the Company's earnings release on Form 8-K furnished to the SEC.
(2) The following table provides a reconciliation of adjusted EBITDA from continuing operations, including stock compensation to EBITDA, per debt compliance for the nine months ended June 30, 2026 and 2025:

	For the Nine Months Ended June 30,
	2026	2025

Adjusted EBITDA:
Continuing operations	$331,752	$338,965
Discontinued operations	53,385	45,465
Total	$385,137	$384,430

Stock Compensation:
Continuing operations	$20,652	$16,898
Discontinued operations	1,040	963
Total	21,692	17,861
Less: EBITDA from divested and ceased operations	(16,169)	(15,573)
EBITDA, per debt compliance	$390,660	$386,718

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally by Clopay Corporation, Clopay AMES Holding Corp., Griffon Ames Holding Company LLC, AMES Hunter Holdings Corporation, Hunter Fan Company, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. Prior to the closing of the Veritage joint venture on June 9, 2026, The AMES Companies, LLC and ClosetMaid LLC were also guarantors of the Senior Notes; their guarantees were released upon closing. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are summarized financial information of the Parent (Griffon) subsidiaries and the Guarantor subsidiaries as of June 30, 2026 and September 30, 2025 and for the nine months ended June 30, 2026 and for the year ended September 30, 2025. All intercompany balances and transactions between subsidiaries under Parent and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. The summarized information excludes financial information of the non-Guarantors, including earnings from and investments in these entities. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

The indentures relating to the Senior Notes (the “Indentures”) contain terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indentures; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indentures, and that meets certain other specified conditions as set forth in the Indentures; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indentures, in compliance with the terms of the Indentures; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indentures, in each case in accordance with the terms of the Indentures; and (v) upon obtaining the requisite consent of the holders of the Senior Notes. Upon the closing of the joint venture transaction discussed in Note 16 - Discontinued Operations, the existing guarantees related to The Ames Companies, LLC, and ClosetMaid LLC, were released.

Summarized Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended		For the Year Ended
	June 30, 2026		September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Net sales	$—	$1,302,487	$—	$2,043,181
Gross profit	$—	$597,365	$—	$897,806
Income (loss) from operations	$(33,981)	$323,354	$(27,185)	$202,408
Equity in earnings of Guarantor subsidiaries	$206,830	$—	$114,214	$—
Net income (loss)	$(54,840)	$206,830	$(80,101)	$114,214

Summarized Balance Sheet Information

	As of June 30, 2026		As of September 30, 2025
	Parent Company	Guarantor Companies	Parent Company	Guarantor Companies
Current assets	$65,973	$420,150	$52,468	$615,705
Non-current assets	300,565	807,871	21,153	1,032,532
Total assets	$366,538	$1,228,021	$73,621	$1,648,237

Current liabilities	$96,693	$145,578	$57,620	$199,085
Long-term debt	1,259,624	—	1,404,272	149
Other liabilities	20,513	124,223	9,256	224,162
Total liabilities	$1,376,830	$269,801	$1,471,148	$423,396

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, the industries in which Griffon Corporation (the “Company” or “Griffon”) operates. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “achieves,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings and improved operational results from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon; the ability of Griffon to expand into new geographic and/or product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; increases in the cost or lack of availability of raw materials such as steel, poly-chemicals and glass, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer; the potential impact of seasonal variations and uncertain weather patterns; political events or military conflicts that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in economic conditions in the United States ("U.S.") or internationally including inflation, interest rate and currency exchange fluctuations; the reliance on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services , which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of certain products; possible terrorist threats and actions and their impact on the global economy; effects of possible IT system failures, data breaches or cyber-attacks; the impact of pandemics on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business and operating facility failures, specifically among our customers and suppliers; Griffon’s ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, changes in tax laws. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2025. Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, as previously disclosed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Griffon’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	245,688	(2)	$80.78	245,688
May 1 - 31, 2026	212,500	(2)	$85.99	212,500
June 1- 30, 2026	182,816	(3)	$90.12	167,600
Total	641,004			625,788	$193,818

1.On November 13, 2024, Griffon announced that the Board of Directors approved an increase of $400,000 to its share repurchase program authorization. Under the share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, pursuant to an accelerated share repurchase program or issuer tender offer, or in privately negotiated transactions. As of June 30, 2026, $193,818 remained available for the purchase of common stock under board authorized programs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity”.

2.Shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors.

3.Includes (a) 167,600 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 15,216 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holder.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended or any “non-Rule 10b5-1 trading arrangement.”

Item 6	Exhibits

2.1
Amended and Restated Master Transaction Agreement, dated as of June 7, 2026, among Griffon AMES HoldCo LLC, VNPI Global Investments and Services, S.L., Bellota Holding AG, Merv HoldCo LLC, Merv MidCo LLC, Merv FinCo LLC, and New Ames Equity Sub LLC (Exhibit 2.1 to Current Report to Form 8-K dated June 7, 2026).

2.2	Share Sale Agreement, dated as of June 8, 2026, by and between Griffon AMES HoldCo LLC and HupCo ParentCo Pty Ltd ACN 698 725 816 (Exhibit 2.2 to Current Report to Form 8-K dated June 7, 2026).

10.1
Second Lien Tranche A Credit Agreement, dated as of June 9, 2026, by and among Merv FinCo LLC, as borrower, Merv MidCo LLC, as holdings, the direct and indirect subsidiaries of Merv Finco LLC from time to time party thereto, as guarantors, the financial institutions from time to time party thereto, as lenders, and UMB Bank, N.A. , as administrative agent (Exhibit 99.1 to Current Report on Form 8-K filed June 11, 2026).

10.2
Second Lien Tranche B Credit Agreement, dated as of June 9, 2026, by and among Merv FinCo LLC, as borrower, Merv MidCo LLC, as holdings, the direct and indirect subsidiaries of Merv Finco LLC from time to time party thereto, as guarantors, the financial institutions from time to time party thereto, as lenders, and UMB Bank, N.A., as administrative agent (Exhibit 99.2 to Current Report on Form 8-K filed June 11, 2026).

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

Date: August 5, 2026